Form 10-Q
period 2008-10-31
NetVentory Solutions, Inc.
filed 2008-12-15
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended October 31, 2008

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to __________


                           NETVENTORY SOLUTIONS, INC.
               (Exact name of registrant as specified in charter)


          Nevada                      333-147323                 98-0573252
(State or other jurisdiction         (Commission               (IRS Employer
     of incorporation)               File Number)            Identification No.)

                       8TH Floor-200 South Virginia Street
                                 Reno, NV 89501
                    (Address of principal executive offices)

                                 (775) 562-0504
              (Registrant's Telephone Number, including Area Code)


Check whether the issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of December 15, 2008, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets as of October 31, 2008 (unaudited) and
     July 31, 2008 (audited)                                                   3

     Statements of Operations for the three months ended
     October 31, 2008 and the period from inception to
     September 30, 2008 (unaudited)                                            4

     Statement of Stockholders' Equity for the period from
     inception to October 31, 2008 (unaudited)                                 5

     Statements of Cash Flows for the three months ended
     October 31, 2008 and the period from inception to
     October 31, 2008 (unaudited)                                              6

     Notes to Financial Statements                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation             14

Item 3. Controls and Procedures                                               17

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of October 31, 2008 and July 31, 2008

                                                               October 31,         July 31,
                                                                  2008               2008
                                                                --------           --------
                                                               (unaudited)         (audited)
ASSET

Cash                                                            $ 28,713           $ 40,763
                                                                --------           --------


Total Assets                                                    $ 28,713           $ 40,763
                                                                ========           ========

LIABILITIES

Accounts payable and accrued liabilities                        $  7,590           $     --
Due to stockholder                                                   950                950
                                                                --------           --------

Total Liabilities                                                  8,540                950
                                                                --------           --------

STOCKHOLDERS` EQUITY (NOTE 4)

Common stock authorized -
  100,000,000 common shares with a par value of $0.001
Common stock issued and outstanding -
  2,140,000 common shares                                          2,140              2,140
Additional paid in capital                                        44,860             44,860
Deficit accumulated during the development stage                 (26,827)            (7,187)
                                                                --------           --------

Total Stockholders' Equity                                        20,173             39,813
                                                                --------           --------

Total Liabilities and Stockholders' Equity                      $ 28,713           $ 40,763
                                                                ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Operations (unaudited)
For the Three Months ended October 31, 2008 and the period from Inception (February 8, 2008) to October 31, 2008

                                                                                  Period from
                                                                                   Inception
                                                          Three Months        (February 8, 2008) to
                                                           October 31,             October 31,
                                                              2008                    2008
                                                           ----------              ----------
Revenue                                                    $       --              $       --

Expenses:
  Professional                                                 13,821                  20,121
  Filing fees                                                   5,590                   5,590
  General and administrative                                      229                   1,116
                                                           ----------              ----------

Net (loss) before income taxes                                (19,640)                (26,827)

Provision for income taxes                                         --                      --
                                                           ----------              ----------

Net (loss)                                                 $  (19,640)             $  (26,827)
                                                           ==========              ==========

Basic and diluted (loss) per common share                  $    (0.01)
                                                           ==========

Weighted average number of common shares outstanding        2,140,000
                                                           ==========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the period from Inception (February 8, 2008) to October 31, 2008

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Shares        Additional      During
                                                  Issued                   Paid-in      Development       Total
                                                  Shares       Amount      Capital         Stage         Equity
                                                  ------       ------      -------         -----         ------
Balance, February 8, 2008 (date of inception)          --      $   --      $    --       $     --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                              1,500,000       1,500       13,500             --         15,000
Private placement at $0.05 per share on
 June 30, 2008                                    640,000         640       31,360             --         32,000
Net (loss)                                             --          --           --         (7,187)        (7,187)
                                                ---------      ------      -------       --------       --------

Balance, July 31, 2008                          2,140,000       2,140       44,860         (7,187)        39,813
Net (loss)                                             --          --           --        (19,640)       (19,640)
                                                ---------      ------      -------       --------       --------

Balance, October 31, 2008                       2,140,000      $2,140      $44,860       $(26,827)      $(20,173)
                                                =========      ======      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Three Months ended October 31, 2008 and the period from Inception (February 8, 2008) to October 31, 2008

                                                                                      Period from
                                                                                       Inception
                                                              Three Months        (February 8, 2008) to
                                                               October 31,             October 31,
                                                                  2008                    2008
                                                                --------                --------
OPERATING ACTIVITIES
  Net (loss)                                                    $(19,640)               $(26,827)
  Increase in accounts payable and accrued liabilities             7,590                   7,590
                                                                --------                --------

Cash used by operating activities                                (12,050)                (19,237)
                                                                --------                --------

FINANCING ACTIVITIES
  Increase in due to stockholder                                      --                     950
  Sale of stock                                                       --                  47,000
                                                                --------                --------

Cash from financing activities                                        --                  47,950
                                                                --------                --------

Increase in cash                                                 (12,050)                 28,713
Cash, opening                                                     40,763                      --
                                                                --------                --------

Cash, closing                                                   $ 28,713                $ 28,713
                                                                ========                ========

Supplemental information:
  Interest paid                                                 $     --                $     --
                                                                --------                --------
  Taxes paid                                                    $     --                $     --
                                                                --------                --------


   The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 1 - NATURE OF OPERATIONS

Netventory Solutions Inc. ("the Company"), incorporated in the state of Nevada on February 8, 2008, has business activities in inventory management solutions.

The company has limited operations and in accordance with SFAS#7 is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

ACCOUNTING BASIS

These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2008. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of amount accounts payable and due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles of the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS PER SHARE

Net income (loss) per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

DIVIDENDS

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period shown.

INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

Common Shares - Authorized

The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding

During the period, the company issued 2,140,000 common shares for total proceeds of $47,000.

As at October 31, 2008, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 5 - INCOME TAXES

The Company provides for income taxes under Statement of Financial Accounting Standards No. 109, ACCOUNTING FOR INCOME TAXES. SFAS No. 109 requires the use of an asset and liability approach in accounting for income taxes. Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $5,902, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $26,827.

NOTE 6 - RELATED PARTY TRANSACTION

As at October 31, 2008, there is a balance owing to a stockholder of the Company in the amount of $950.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared assuming that the company will continue as a going concern. As discussed in the notes to the financial statements, the Company has no established source of revenue. This raises substantial doubt about the Company's ability to continue as a going concern. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $26,827 as of October 31, 2008. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards SFAS 150-154 and their effect on the Company.

STATEMENT NO. 150 - ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY (ISSUED 5/03)

This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.

STATEMENT NO. 151- INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

This statement amends the guidance in ARB No. 43, Chapter 4, INVENTORY PRICING, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "...under some circumstances, items such as idle facility expense, excessive spoilage, double freight and re-handling costs may be so abnormal ass to require treatment as current period charges...." This
Statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this Statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities.

STATEMENT NO. 152 - ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS (AN AMENDMENT OF FASB STATEMENTS NO. 66 AND 67)

This Statement amends FASB Statement No. 66, ACCOUNTING FOR SALES OF REAL ESTATE, to reference the financial accounting and reporting guidance for real estate time-sharing transactions that is provided in AICPA Statement of Position
(SOP) 04-2, ACCOUNTING FOR REAL ESTATE TIME-SHARING TRANSACTIONS.

This Statement also amends FASB Statement No. 67, Accounting FOR COSTS AND INITIAL RENTAL OPERATIONS OF REAL ESTATE PROJECTS, states that the guidance for
(a) incidental operations and (b) costs incurred to sell real estate projects does not apply to real estate time-sharing transactions. The accounting for those operations and costs is subject to the guidance in SOP 04-2.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STATEMENT NO. 153- EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

The guidance in APB Opinion No. 29, ACCOUNTING FOR NON-MONETARY TRANSACTIONS, is based on the principle that exchanges of non-monetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, includes certain exceptions to the principle. This Statement amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assts and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.

STATEMENT NO. 154 - ACCOUNTING CHANGES AND ERROR CORRECTIONS (A REPLACEMENT OF APB OPINION NO. 20 AND FASB STATEMENT NO. 3)

This Statement replaces APB Opinion No. 20, ACCOUNTING CHANGES, and FASB Statement No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed.

SFAS NO. 155 ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

This statement amends FASB Statements No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006.

SFAS NO. 156 ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

This statement amends FASB Statement No. 140 with respect to the accounting for separately recognized servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006.

SFAS NO. 157 FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning May 1, 2008.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

SFAS NO. 158 EMPLOYERS' ACCOUNTING FOR DEFINED BENEFIT PENSION AND OTHER POSTRETIREMENT PLANS-AN AMENDMENT OF FASB STATEMENTS NO. 87, 88, 106, AND 132(R))

This statement improves the financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liabilities in its statement of financial positions and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. This statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

SFAS NO. 159 THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES-INCLUDING AN AMENDMENT OF FASB STATEMENT NO. 115

This statement permits entities to choose to measure many financial instruments and certain items at fair value. The objective is to improve the financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This statement is expected to expand the use of fair value measurement objectives for accounting for financial instruments. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.

SFAS NO. 160 NON-CONTROLLING INTEREST IN CONSOLIDATED FINANCIAL STATEMENTS-AN AMENDMENT OF ARB NO. 51

This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. It also changes the way the consolidated income statement is presented for non-controlling interest. This statement improves comparability by eliminating diversity of methods. This statement also requires expanded disclosure.

SFAS NO. 161

This statement is intended to enhance the disclosure requirements for derivative instruments and hedging activities as required by SFAS 133.

SFAS 162

This statement indentifies the sources of accounting principles and the framework for selecting the principles to by used in the preparation of financial statements for entities that are presented in conformity with generally accepted accounting principles in the United States, (the GAAP hierarchy).

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2008


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

FIN NO. 48

In June 2006, the FASB issued Interpretation No. 48 ("FIN No. 48"), ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FASB STATEMENT NO. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, ACCOUNTING FOR INCOME TAXES. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007.

In June 2006, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43." EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted.

Staff Accounting Bulletin ("SAB") No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. SAB No. 108.

The FASB has replaced SFAS No. 141 with a new statement on Business Combinations that changes the way that minority interest is recorded and modified as a parent's interest in a subsidiary changes.

The adoption of these new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our registration statement on Form S-1 and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form S-1 for the period ended July 31, 2008.

OVERVIEW

We are a development stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have completed our development of our software and marketing plan to generate customers. Accordingly, we must raise cash from sources other than our operations in order to implement our marketing plan.

In our management's opinion, there is a need for wireless network services enabling the creation of wireless communities. We are focused on developing an authentication and billing software product, and offering a wireless networking service for the creation of wireless communities. We intend to enable service providers, organizations, and individuals to deploy wireless networks, and to sell subscriptions to end-users to access such wireless networks. Our goal is to provide users with the ability to roam across Quuibus-powered wireless networks. A user with a Quuibus account will be able to connect through and roam across any of our partner wireless networks, similar to the way cellular phone companies allow their customers to roam across different networks.

To meet our need for cash, we have raised money from the sale of shares which we registered through a public offering which became effective on September 11, 2007. We have sold 2,140,000 shares of our common stock pursuant to this offering, which generated $47,000 in gross proceeds. We believe that this will allow us to begin our product development, market our website, and remain in business for twelve months. If we are unable to generate revenues after the twelve months for any reason, or if we are unable to make a reasonable profit after twelve months, we may have to suspend or cease operations. At the present time, we have not made any arrangements to raise additional cash, other than through this offering. Because we raised less than the maximum amount and need additional funds, we may seek to obtain additional funds through a second public offering, private placement of securities, or loans.

PLAN OF OPERATION

GENERAL

We were incorporated in the state of Nevada in February 8, 2008, under the name NetVentory Solutions, Inc. and are engaged in the provision of online inventory services to small and medium sized companies. Our goal is to offer comprehensive inventory management and product fulfillment services to our customers. Our target clientele will include small to medium sized business owners who demand convenient and cost effective ways to monitor and control their company's inventory.

In order to satisfy global demand for online inventory services, we plan to develop a network of international and domestic resellers, and also retain a foreign sales force that manages various call centers, which develop client networks and contact potential customers.

As the popularity of the Internet continues to surge, we plan to capitalize on the continually maturing marketplace for online inventory management services. Automated inventory services are becoming an increasingly necessary tool to reduce costs and increase productivity. From scanning the bar codes on products stored in warehouses and storage bins, to tracking the cost of goods sold to customers, inventory management is becoming an essential part of everyday life for many businesses.

We believe that our company has a strategic advantage over our competition because our customers will have access to a protected local copy of their inventory at their premises to which they can refer to in the event of a failure in Internet connectivity. By granting our customers a local copy of their inventory that will be readily available, our customers will have the ability to continue with a project such as an inventory count (despite the lack of internet service), without disruptions. In addition, once Internet connection is restored, the local copy will automatically synch with the client's online inventory system, updating any changes that may have occurred during the interruption. We believe our unique technology will find a comfortable niche in the online inventory system business, and will continue to refine our product and related services in order to meet the needs of small and medium size businesses.

PRODUCTION

Registered subscribers will be able to log into our web site using the access codes they set up during the registration process. After entering their user name and password the person will be redirected to a designated secure folder that contains their customized inventory management system. The infrastructure of the web site will allow a subscriber to have multiple users online simultaneously with no limitations on the number of hours of use. The subscriber's staff will be able to access the same or different elements of their online inventory management system at the same time if they like. An access code hierarchy will be available to allow an administrator from the subscriber firm, to limit or restrict the rights of users within their own group. In this way sensitive information will be restricted to predetermined members of the subscriber group.

A prominent feature of our online inventory management system will be to the ease of access to a client's information. We plan to design an online system that will be able to harness the growing ubiquity of Internet access. The portability of the user name and password will allow subscribers to access our company's web site from anywhere that they have Internet access. Our subscribers are able to access the inventory via any web-compliant browser on a PC, Laptop or a PDA.

Our product will enable our clients to manage their inventory and related logistics. For example, when a shipment of materials arrives at the loading dock of a client company, the client's staff person can log into the site and enter the incoming items by product description, quantity and include notes such as damaged goods for return. The entry will immediately update the existing inventory for the goods already on hand, change the re-order status and advise the production department that the goods have been received and are now available. In another example, a client's sales representative that is visiting a customer at the customer's office and needs to check the status of a customer order, can check from a remote location to see if an item the customer wants is in stock or to modify an existing order that has not yet shipped. The sales rep will be able to use a wireless device to access the Internet, log in and complete any one of these or other tasks thereby help to increase the level of service the sales rep can give to the customer.

Our online inventory management services will feature a relational database that will be developed using the open source MYSQL and the PhP programming language. By using these software development tools we will be able to keep our costs down and still produce a high quality product.

The customer may opt for a local copy of their inventory hosted on a server at their premises. If the Internet fails, the local copy is still available for the customer to use. When the problem is remedied, the local copy will synch with the online inventory system. This option will be available at an additional fee.

SALES AND MARKETING STRATEGY

The marketing expense will be directed at developing an international and domestic reseller network. To accomplish this we plan to outsource the task to an offshore call center. We anticipate spending 75% of the marketing budget in this manner. The remaining 25% will go towards an online advertising campaign using the Google Adwords cost-per-click advertising program. Our online ads will try to drive traffic to our web site.

COMPETITION

The competition to provide customers with online inventory management systems exists in companies that appear to be at various stages of development and growth. In the section below we highlight some of the firms that have a presence on the internet already and are currently marketing their versions of this type of service.

We believe that there are several categories of software companies offering online inventory management systems. We have divided our industry segment and competition into two distinct categories: one where the software company includes inventory management as part of the larger software product offering; and the second where the software company specializes in offering this type of service. Our firm will be in the second category as an inventory management system specialist.

There are a number of firms that already offer various types of inventory management services through their web sites. No one company appears to have been able to establish a dominant position and become the market leader. When we consider the growth of the internet and the suitability of inventory management systems to relational database structures we feel that we will be coming to a market that remains fractured and offers potential for long-term success.

None of these solutions appear to offer the customer the ability to have a local copy of their inventory on an on-site server. If the customer loses access to the internet, it is likely that the company will not be able to fulfill orders - resulting in a loss of business. In addition, there is a significant loss of productivity. Our system offers this functionality as an add-on service and we believe that this is a key differentiator between our service and those of our competition.

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through October 31, 2008, we incurred a net loss of $26,827. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through October 31, 2008.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2008, reflects assets of $28,713. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

Notwithstanding the success of this offering, we anticipate generating losses and, therefore, may be unable to continue operations in the future. If we require additional capital, we would have to issue debt or equity or enter into a strategic arrangement with a third party. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

GOING CONCERN CONSIDERATION

Our independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of the Company. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a prospective business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our business may fail and our stockholders may lose some or all of their investment.

Should our original business plan fail, we anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

We have identified the policies described in the footnotes to our financial statements as critical to our business operations and the understanding of our results of operations. The impact and any associated risks related to these policies on our business operations are discussed throughout this section where such policies affect our reported and expected financial results. Our preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates. We consider the accounting policies described in our financial statement footnotes to be critical because the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or because the impact of the estimates and assumptions on financial condition or operating performance is material.

EFFECT OF NEW ACCOUNTING PRONOUNCEMENTS

The adoption of the new accounting pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

ITEM 3. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES:

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING:

There were no changes in our internal control over financial reporting that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We may be involved from time to time in ordinary litigation, negotiation and settlement matters that will not have a material effect on our operations or finances. We are not aware of any pending or threatened litigation against us or our officers and directors in their capacity as such that could have a material impact on our operations or finances.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

3.1           Certificate of Incorporation of NetVentory Solutions, Inc.

3.2           Bylaws of NetVentory Solutions, Inc.

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETVENTORY SOLUTIONS, INC.


Date: December 15, 2008                 By: /s/ Ronald C. Dela Cruz
                                           -------------------------------------
                                        Name:  Ronald C. Dela Cruz
                                        Title: President and Director


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 15, 2008                 By: /s/ David Marby
                                           -------------------------------------
                                        Name:  David Marby
                                        Title: Director