Form 10-Q
period 2009-01-31
NetVentory Solutions, Inc.
filed 2009-03-17
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2009

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

As of March 17, 2009, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Balance Sheets as of January 31, 2009 (unaudited) and
     July 31, 2008 (audited)                                                   3

     Statements of Operations for the three and six months
     ended  January 31, 2009 and the period from inception to
     January 31, 2009 (unaudited)                                              4

     Statement of Stockholders' Equity for the period from inception
     to January 31, 2009 (unaudited)                                           5

     Statements of Cash Flows for the six months ended January 31, 2009
     and the period from inception to January 31, 2009 (unaudited)             6

     Notes to Financial Statements                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation             14

Item 3. Controls and Procedures                                               17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3. Defaults Upon Senior Securities                                       18

Item 4. Submission of Matters to a Vote of Security Holders                   18

Item 5. Other Information                                                     18

Item 6. Exhibits                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of January 31, 2009 and July 31, 2008

                                                                January 31,         July 31,
                                                                   2009               2008
                                                                 --------           --------
                                                                (unaudited)         (audited)
ASSET

Current assets:
  Cash                                                           $ 12,810           $ 40,763
                                                                 --------           --------

Total current assets                                               12,810             40,763
                                                                 --------           --------
Other assets:
  Website                                                           9,000                 --
                                                                 --------           --------

                                                                    9,000                 --
                                                                 --------           --------

Total Assets                                                     $ 21,810           $ 40,763
                                                                 ========           ========

LIABILITIES

Current liabiltiies
  Accounts payable and accrued liabilities                       $  1,400           $     --
  Due to stockholder                                                  950                950
                                                                 --------           --------

Total Liabilities                                                   2,350                950
                                                                 --------           --------
STOCKHOLDERS' EQUITY (NOTE 4)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                       44,860             44,860
  Deficit accumulated during the development stage                (27,540)            (7,187)
                                                                 --------           --------

Total Stockholders' Equity                                         19,460             39,813
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 21,810           $ 40,763
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three and Six Months ended January 31, 2009 and the period from Inception (February 8, 2008) to January 31, 2009

                                                                                                  Period from
                                                                                                   Inception
                                                        Three Months          Six Months      (February 8, 2008) to
                                                         January 31,          January 31,          January 31,
                                                            2009                 2009                 2009
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --

Expenses:
  Professional                                                  350               14,171               20,470
  Filing fees                                                   333                5,923                5,923
  General and administrative                                     30                  259                1,147
                                                         ----------           ----------           ----------

Net (loss) before income taxes                                 (713)             (20,353)             (27,540)

Provision for income taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net (loss)                                               $     (713)          $  (20,353)          $  (27,540)
                                                         ==========           ==========           ==========

Basic and diluted (loss) per common share                $    (0.01)          $    (0.01)
                                                         ==========           ==========

Weighted average number of common shares outstanding      2,140,000            2,140,000
                                                         ==========           ==========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the period from Inception (February 8, 2008) to January 31, 2009

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Shares        Additional      During
                                                  Issued                   Paid-in      Development       Total
                                                  Shares       Amount      Capital         Stage         Equity
                                                  ------       ------      -------         -----         ------
Balance, February 8, 2008 (date of inception)          --      $   --      $    --       $     --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                              1,500,000       1,500       13,500             --         15,000

Private placement at $0.05 per share on
 June 30, 2008                                    640,000         640       31,360             --         32,000

Net (loss)                                             --          --           --         (7,187)        (7,187)
                                                ---------      ------      -------       --------       --------

Balance, July 31, 2008                          2,140,000       2,140       44,860         (7,187)        39,813

Net (loss)                                             --          --           --        (20,353)       (20,353)
                                                ---------      ------      -------       --------       --------

Balance, January 31, 2009                       2,140,000      $2,140      $44,860       $(27,540)      $ 19,460
                                                =========      ======      =======       ========       ========

    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Six Months ended January 31, 2009 and the period from Inception (February 8, 2008) to January 31, 2009

                                                                                   Period from
                                                                                    Inception
                                                               Six Months      (February 8, 2008) to
                                                               January 31,          January 31,
                                                                  2009                 2009
                                                                --------             --------
OPERATING ACTIVITIES
  Net (loss)                                                    $(20,353)            $(27,540)
  Increase in accounts payable and accrued liabilities             1,400                1,400
                                                                --------             --------

Cash used by operating activities                                (18,953)             (26,140)
                                                                --------             --------
FINANCING ACTIVITIES
  Increase in due to stockholder                                      --                  950
  Sale of stock                                                       --               47,000
                                                                --------             --------

Cash from financing activities                                        --               47,950
                                                                --------             --------
INVESTING ACTIVITIES
  Website development                                             (9,000)              (9,000)
                                                                --------             --------

Cash from financing activities                                    (9,000)              (9,000)
                                                                --------             --------

Increase (decrease) in cash                                      (27,953)              12,810

Cash, opening                                                     40,763                   --
                                                                --------             --------

Cash, closing                                                   $ 12,810             $ 12,810
                                                                ========             ========

Supplemental information:
  Interest paid                                                 $     --             $     --
                                                                --------             --------
  Taxes paid                                                    $     --             $     --
                                                                --------             --------


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, accounts payable and due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

Common Shares - Issued and Outstanding

During the period ended July 31, 2008, the company issued 2,140,000 common shares for total proceeds of $47,000.

As at January 31, 2009, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $6,059, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $27,540.

NOTE 6 - RELATED PARTY TRANSACTION

As at January 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $950.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $27,540 as of January 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2009


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

The adoption of these and other new Statements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

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

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through January 31, 2009, we incurred a net loss of $27,540. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through January 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2009, reflects assets of $21,810, including current assets comprised of cash of $12,810 and other assets of $9,000. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

ITEM 6. EXHIBITS

Exhibit
Number                                  Description
------                                  -----------

3.1           Certificate of Incorporation of NetVentory Solutions, Inc. *

3.2           Bylaws of NetVentory Solutions, Inc. *

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
* Incorporated by reference to our Form S-1 Registration Statement filed on September 3, 2008, File Number 333-153308

                                    SIGNATURE

In accordance with the requirements of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETVENTORY SOLUTIONS, INC.


Date: March 16, 2009                    By: /s/ Ronald C. Dela Cruz
                                           -------------------------------------
                                        Name:  Ronald C. Dela Cruz
                                        Title: President and Director


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 16, 2009                    By: /s/ David Marby
                                           -------------------------------------
                                        Name:  David Marby
                                        Title: Director