Form 10-Q
period 2009-04-30
NetVentory Solutions, Inc.
filed 2009-06-12
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended April 30, 2009

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from ____________ to ____________


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

As of June 7, 2009, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                  3

     Balance Sheets as of April 30, 2009 (unaudited) and
     July 31, 2008 (audited)                                                  3

     Statements of Operations for the three and nine months ended
     April 30, 2009, the period from inception to April 30, 2008
     and the period from inception to April 30, 2009 (unaudited)              4

     Statement of Stockholders' Equity for the period from inception
     to April 30, 2009 (unaudited)                                            5

     Statements of Cash Flows for the nine months ended April 30, 2009, the period from inception to April 30, 2008 and the period from
     inception to April 30, 2009 (unaudited)                                  6

     Notes to Financial Statements                                            7

Item 2. Management's Discussion and Analysis or Plan of Operation            14

Item 3. Controls and Procedures                                              17

                          PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                    18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds          18

Item 3. Defaults Upon Senior Securities                                      18

Item 4. Submission of Matters to a Vote of Security Holders                  18

Item 5. Other Information                                                    18

Item 6. Exhibits                                                             18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of April 30, 2009 and July 31, 2008

                                                                 April 30,           July 31,
                                                                   2009               2008
                                                                 --------           --------
                                                                (unaudited)         (audited)
ASSET

Current assets:
  Cash                                                           $     --           $ 40,763
  Prepaid expenses                                                  8,109                 --
                                                                 --------           --------
Total current assets                                                8,109             40,763
                                                                 --------           --------
Other assets:
  Website                                                           9,000                 --
                                                                 --------           --------
                                                                    9,000                 --
                                                                 --------           --------

Total Assets                                                     $ 17,109           $ 40,763
                                                                 ========           ========

LIABILITIES
  Current liabilities
  Accounts payable and accrued liabilities                       $  1,000           $     --
  Due to stockholder                                                1,200                950
                                                                 --------           --------
Total Liabilities                                                   2,200                950
                                                                 --------           --------

STOCKHOLDERS` EQUITY (NOTE 4)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                       44,860             44,860
  Deficit accumulated during the development stage                (32,091)            (7,187)
                                                                 --------           --------

Total Stockholders' Equity                                         14,909             39,813
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 17,109           $ 40,763
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three and Nine Months ended April 30, 2009
The period from inception (February 8, 2009) to April 30, 2008 and The period from Inception (February 8, 2008) to April 30, 2009

                                                                                 Period from        Period from
                                                                                  Inception          Inception
                                            Three Months       Nine Months    (Feb. 8, 2009) to  (Feb. 8, 2008) to
                                              April 30,         April 30,         April 30,          April 30,
                                                2009              2009              2008               2009
                                             ----------        ----------        ----------         ----------
Revenue                                      $       --        $       --        $       --         $       --

Expenses:
  Professional                                      550            14,721                --             21,021
  Filing fees                                     3,758             9,681                --              9,681
  General and administrative                        242               502                17              1,389
                                             ----------        ----------        ----------         ----------

Net (loss) before income taxes                   (4,550)          (24,904)              (17)           (32,091)

Provision for income taxes                           --                --                --                 --
                                             ----------        ----------        ----------         ----------

Net (loss)                                   $   (4,550)       $  (24,904)       $      (17)        $  (32,091)
                                             ==========        ==========        ==========         ==========

Basic and diluted (loss) per common share    $    (0.01)       $    (0.01)       $    (0.00)
                                             ==========        ==========        ==========
Weighted average number of
 common shares outstanding                    2,140,000         2,140,000         1,500,000
                                             ==========        ==========        ==========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the period from Inception (February 8, 2008) to April 30, 2009

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Shares        Additional      During
                                                  Issued                   Paid-in      Development       Total
                                                  Shares       Amount      Capital         Stage         Equity
                                                  ------       ------      -------         -----         ------
Balance, February 8, 2008 (date of inception)          --      $   --      $    --       $     --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                              1,500,000       1,500       13,500             --         15,000

Private placement at $0.05 per share on
 June 30, 2008                                    640,000         640       31,360             --         32,000

Net (loss)                                             --          --           --         (7,187)        (7,187)
                                                ---------      ------      -------       --------       --------

Balance, July 31, 2008                          2,140,000       2,140       44,860         (7,187)        39,813

Net (loss)                                             --          --           --        (24,904)       (24,904)
                                                ---------      ------      -------       --------       --------

Balance, April 30, 2009                         2,140,000      $2,140      $44,860       $(32,091)      $ 14,909
                                                =========      ======      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Nine Months ended April 30, 2009
The period from Inception (February 8, 2008) to April 30, 2008 and The period from Inception (February 8, 2008) to April 30, 2009

                                                                               Period from          Period from
                                                                                Inception            Inception
                                                            Nine Months     (Feb. 8, 2009) to    (Feb. 8, 2008) to
                                                             April 30,          April 30,            April 30,
                                                               2009               2008                 2009
                                                             --------           --------             --------
OPERATING ACTIVITIES
  Net (loss)                                                 $(24,904)          $    (17)            $(32,091)
  (Increase) in prepaid expenses                               (8,109)                --               (8,109)
  Increase in accounts payable and accrued liabilities          1,000                 --                1,000
                                                             --------           --------             --------

Cash used by operating activities                             (32,013)               (17)             (39,200)
                                                             --------           --------             --------

FINANCING ACTIVITIES
  Increase in due to stockholder                                  250                100                1,200
  Sale of stock                                                    --             15,000               47,000
                                                             --------           --------             --------

Cash from financing activities                                    250             15,100               48,200
                                                             --------           --------             --------

INVESTING ACTIVITIES
  Website development                                          (9,000)                --               (9,000)
                                                             --------           --------             --------

Cash from financing activities                                 (9,000)                --               (9,000)
                                                             --------           --------             --------

Increase (decrease) in cash                                   (40,763)            15,083                   --
Cash, opening                                                  40,763                 --                   --
                                                             --------           --------             --------

Cash, closing                                                $     --           $     --             $     --
                                                             ========           ========             ========

Supplemental information:
  Interest paid                                              $     --           $     --
                                                             --------           --------
  Taxes paid                                                 $     --           $     --
                                                             --------           --------


   The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

SFAS No. 109 requires the reduction of deferred tax assets by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $7,060, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $32,091.

NOTE 6 - RELATED PARTY TRANSACTION

As at April 30, 2009, there is a balance owing to a stockholder of the Company in the amount of $1,200.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $32,091 as of April 30, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2009


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

RESULTS OF OPERATIONS

During the three and nine months ended April 30, 2009, we incurred a net loss of $4,550 and $24,904 respectively. During the period from February 8, 2008 (date of inception) through April 30, 2009, we incurred a net loss of $32,091. The primary components of these losses include professional fees, filing fees and general and administrative expenses. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through April 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2009, reflects assets of $17,109, including current assets comprised of prepaid expenses of $8,109 and other assets of $9,000. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

                                       NETVENTORY SOLUTIONS, INC.


Date: June 7, 2009                     By: /s/ Ronald C. Dela Cruz
                                          --------------------------------------
                                       Name:  Ronald C. Dela Cruz
                                       Title: President and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: June 7, 2009                     By: /s/ David Marby
                                          --------------------------------------
                                       Name:  David Marby
                                       Title: Director