Form 10-K
period 2009-07-31
NetVentory Solutions, Inc.
filed 2009-11-13
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

        For the transition period from ______________ to________________

                        Commission file number 333-147323

                           NETVENTORY SOLUTIONS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                                98-0573252
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

8th Floor - 200 South Virginia Street, Reno, NV                    89501
   (Address of principal executive offices)                      (Zip Code)

        Registrant's telephone number, including area code (775) 562-0504

              Securities registered under Section 12(b) of the Act:

       None                                                 N/A
Title of each class                    Name of each exchange on which registered

              Securities registered under Section 12(g) of the Act:

                         Common Stock, $0.001 par value
                                (Title of class)

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes [ ] No [X]

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 13, 2009 was approximately $32,000 based upon 640,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2009.

As of November 13, 2009, there were 2,140,000 shares of common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Exhibits incorporated by reference are referred to in Part IV.

                              AVAILABLE INFORMATION

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports that we file with the Securities and Exchange Commission, or SEC, are available at the SEC's public reference room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website at www.sec.gov that contains reports, proxy and information statements and other information regarding reporting companies.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
ITEM 1.      Business                                                          4
ITEM 1A.     Risk Factors                                                      6
ITEM 2.      Properties                                                       11
ITEM 3.      Legal Proceedings                                                11
ITEM 4.      Submission of Matters to a Vote of Security Holders              11

                                       PART II
ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                11
ITEM 6.      Selected Financial Data                                          12

ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        12
ITEM 8.      Financial Statements and Supplementary Data                      17
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         28
ITEM 9A(T).  Controls and Procedures                                          28
ITEM 9B.     Other Information                                                29

                                    PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance           30
ITEM 11.     Executive Compensation                                           31
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  33
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     34
ITEM 14.     Principal Accountant Fees and Services                           34
ITEM 15.     Exhibits Financial Statement Schedules                           34

Signatures                                                                    35

                                     PART I

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation:

     * the uncertainty that we will not be able to successfully identify and evaluate a suitable business opportunity;
     * risks related to the large number of established and well-financed entities that are actively seeking suitable business opportunities;
     * risks related to the failure to successfully manage or achieve growth of a new business opportunity; and
     *    other risks and uncertainties related to our business strategy.

This list is not an exhaustive list of the factors that may affect any of our forward-looking statements. These and other factors should be considered carefully and readers should not place undue reliance on our forward-looking statements.

Forward looking statements are made based on management's beliefs, estimates and opinions on the date the statements are made and we undertake no obligation to update forward-looking statements if these beliefs, estimates and opinions or other circumstances should change. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

The safe harbors of forward-looking statements provided by Section 21E of the Exchange Act are unavailable to issuers of penny stock. As we issued securities at a price below $5.00 per share, our shares are considered penny stock and such safe harbors set forth under the Private Securities Litigation Reform Act of 1995 are unavailable to us.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to "common stock" refer to the common shares in our capital stock.

As used in this annual report, the terms "we," "us," "our" and "Netventory" mean Netventory Solutions, Inc., unless otherwise indicated.

ITEM 1. BUSINESS.

GENERAL

We were incorporated in the state of Nevada in February 8, 2008 under the name NetVentory Solutions, Inc. and are engaged in providing online inventory services to small and medium sized companies. Our goal is to offer comprehensive inventory management and product fulfillment services to our customers. Our target clientele will include small to medium sized business owners who demand convenient and cost effective ways to monitor and control their company's inventory.

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

We believe that our company has a strategic advantage over our competition because our customers have access to a protected local copy of their inventory at their premises to which they can refer to in the event of a failure in Internet connectivity. By granting our customers a local copy of their inventory that is readily available, our customers have the ability to continue with a project such as an inventory count (despite the lack of internet service), without disruptions. In addition, once Internet connection is restored, the local copy will automatically synch with the client's online inventory system, updating any changes that may have occurred during the interruption. We believe our unique technology will find a comfortable niche in the online inventory system business, and will continue to refine our product and related services in order to meet the needs of small and medium size businesses.

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

Our online inventory management services will feature a relational database that will be developed using the open source MYSQL, a relational database management system, and the PhP programming language, which is a computer scripting language designed for producing web pages. By using these software development tools we will be able to keep our costs down and still produce a high quality product.

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

EMPLOYEES

As of the date of this Prospectus, we do not have any employees.

ITEM 1A. RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward looking statements". Such "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected, and in the future could materially affect, actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

The securities offered hereby involve a substantial risk of loss. Prospective investors should carefully consider the risks and uncertainties described below before making an investment in our securities. The risks and uncertainties described below are those which management currently believes may significantly affect us.

1) WE INCURRED HISTORICAL LOSSES AS A RESULT, WE MAY NOT BE ABLE TO GENERATE PROFITS, SUPPORT OUR OPERATIONS, OR ESTABLISH A RETURN ON INVESTED CAPITAL.

We incurred net losses from our inception, February 8, 2008 to our fiscal year ended July 31, 2008 in the amount of $40,901. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

2)   WE EXPECT OUR OPERATING LOSSES TO CONTINUE

We expect to incur increased operating expenses during the next year. The amount of net losses and the time required for us to reach and sustain profitability are uncertain. The likelihood of our success must be considered in light of the problems, expenses, difficulties, and delays frequently encountered in connection with our business, including, but not limited to the increase in costs to be incurred for research and development, protection of our intellectual property and the marketing and delivery of our product. There can be no assurance that we will ever generate revenue or achieve profitability at all or on any substantial basis.

3) BECAUSE WE PROVIDE A SUITE OF ON-DEMAND APPLICATIONS THAT MANY OF OUR CUSTOMERS USE TO MANAGE THEIR CRITICAL BUSINESS PROCESSES, THE MARKET FOR OUR SERVICE MAY DEVELOP MORE SLOWLY THAN WE EXPECT.

Our success will depend, to a large extent, on the willingness of Small and Medium Businesses ("SMBs") to accept on-demand services for applications that they view as critical to the success of their business. Many companies have invested substantial effort and financial resources to integrate traditional enterprise software into their businesses and may be reluctant or unwilling to switch to a different application or to migrate these applications to on-demand services. Other factors that may affect market acceptance of our application include:

     * the security capabilities, reliability and availability of on-demand services;
     * customer concerns with entrusting a third party to store and manage their data, especially confidential or sensitive data;
     * our ability to minimize the time and resources required to implement our suite;
     *    our ability to maintain high levels of customer satisfaction;
     * our ability to implement upgrades and other changes to our software without disrupting our service;
     *    the level of customization or configuration we offer;

     * our ability to provide rapid response time during periods of intense activity on customer websites; and
     * the price, performance and availability of competing products and services.

The market for these services may not develop further, or it may develop more slowly than we expect, either of which would harm our business.

4) OUR CUSTOMERS ARE SMALL AND MEDIUM-SIZED BUSINESSES, WHICH CAN BE CHALLENGING TO COST-EFFECTIVELY REACH, ACQUIRE AND RETAIN.

We plan to market and sell our application suite to SMBs. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. However, selling to and retaining SMBs can be more difficult than selling to and retaining large enterprises because SMB customers:

     *    are more price sensitive;
     *    are more difficult to reach with traditional marketing campaigns;
     * have high churn rates in part because of the nature of their businesses;
     * may lack the staffing to benefit fully from our application suite's rich feature set;
     * often require higher sales, marketing and support expenditures by vendors that sell to them per revenue dollar; and
     * are more vulnerable to negative changes in the general economic environment that may disrupt continued business operations.

If we are unable to cost-effectively market and sell our service to our target customers, our ability to grow our revenue quickly and become profitable will be harmed.

5) OUR LIMITED OPERATING HISTORY MAKES IT DIFFICULT TO EVALUATE OUR CURRENT BUSINESS AND FUTURE PROSPECTS, AND MAY INCREASE THE RISK OF YOUR INVESTMENT.

Our company has been in existence since early 2008. Our limited operating history may make it difficult to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries. If we do not address these risks successfully, our business will be harmed, which may increase the risk to an investment in our securities.

6) OUR BUSINESS DEPENDS SUBSTANTIALLY ON CUSTOMERS RENEWING, UPGRADING AND EXPANDING THEIR SUBSCRIPTIONS FOR OUR SERVICES. ANY DECLINE IN OUR CUSTOMER RENEWALS, UPGRADES AND EXPANSIONS WOULD HARM OUR FUTURE OPERATING RESULTS.

We will sell our application suite pursuant to service agreements that have a specific term and are not automatically renewable. Our ability to grow will be dependent in part on customers purchasing additional subscriptions after the term of their initial subscriptions. Our customers' renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers' spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline and our profitability and gross margins may be harmed.

7) IF OUR SECURITY MEASURES ARE BREACHED AND UNAUTHORIZED ACCESS IS OBTAINED TO A CUSTOMER'S DATA, WE MAY INCUR SIGNIFICANT LIABILITIES, OUR SERVICE MAY BE PERCEIVED AS NOT BEING SECURE AND CUSTOMERS MAY CURTAIL OR STOP USING OUR SUITE.

The services we plan to offer will involve the storage of large amounts of our customers' sensitive and proprietary information. If our security measures are breached as a result of third-party action, employee error, malfeasance or otherwise, and someone obtains unauthorized access to our customers' data, we could incur significant liability to our customers and to individuals or businesses whose information was being stored by our customers, our business may suffer and our reputation will be damaged. Because techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques or to implement adequate preventive measures. If an actual or perceived breach of our security occurs, the market perception of the effectiveness of our security measures could be harmed and we could lose sales and customers. We do not have, and are likely not to have for the foreseeable future, insurance that will adequately cover any liability to a customer under these circumstances.

8) THE MARKET FOR OUR SERVICES IS INTENSELY COMPETITIVE, AND IF WE DO NOT COMPETE EFFECTIVELY, OUR OPERATING RESULTS MAY BE HARMED.

The markets for online inventory solutions are intensely competitive and rapidly changing with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our service to achieve or maintain more widespread market acceptance. We expect to compete to sell our application suite against existing systems that our potential customers have already made significant expenditures to install. Competition in our market is based principally upon service breadth and functionality; service performance, security and reliability; ability to tailor and customize services for a specific company, vertical or industry; ease of use of the service; speed and ease of deployment, integration and configuration; total cost of ownership, including price and implementation and support costs; professional services implementation; and financial resources of the vendor.

Many of our actual and potential competitors enjoy substantial competitive advantages over us, such as greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

9) THE MARKET FOR OUR SERVICES IS PRICE SENSITIVE, AND IF THE PRICES WE CHARGE FOR OUR SERVICES ARE UNACCEPTABLE TO OUR CUSTOMERS, OUR OPERATING RESULTS WILL SUFFER.

Many of our potential customers are price sensitive, and we have limited experience with respect to determining the appropriate prices for our services. As the market for our services matures, or as new competitors introduce new products or services that compete with ours, we may be unable to renew our agreements with existing customers or attract new customers at the same price or based on the same pricing model that we may have previously used. As a result, it is possible that competitive dynamics in our market may require us to change our pricing model or reduce our prices, which could negatively impact our revenue, gross margin and operating results.

10) IF WE DO NOT EFFECTIVELY BUILD AND TRAIN OUR DIRECT SALES FORCE AND OUR SERVICES AND SUPPORT TEAMS, OUR FUTURE OPERATING RESULTS WILL SUFFER.

We plan to build our direct sales force and our services and support teams both domestically and internationally to increase our customer base and revenue. We believe that there is significant competition for direct sales, service and support personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business. If our efforts to build a direct sales force are not successful or do not generate a corresponding increase in revenue, our business will be harmed.

11) IF WE ARE UNABLE TO DEVELOP NEW SERVICES OR SELL OUR SERVICES INTO NEW MARKETS, OUR REVENUE WILL NOT GROW AS EXPECTED.

Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing application suite and to introduce new services and sell into new markets. The success of any enhancement or new service depends on several factors, including the timely completion, introduction and market acceptance of the enhancement or service. Any new service we develop or acquire may not be introduced in a timely or cost-effective manner and may not achieve the broad market acceptance necessary to generate significant revenue. Any new markets, into which we attempt to sell our application, including new vertical markets and new countries or regions, may not be receptive. If we are unable to successfully develop or acquire new services, enhance our existing services to meet customer requirements or sell our services into new markets, our revenue will not grow as expected.

12) BECAUSE WE PLAN TO DEVELOP A GLOBAL ORGANIZATION AND OUR LONG-TERM SUCCESS DEPENDS, IN PART, ON OUR ABILITY TO EXPAND THE SALES OF OUR SERVICES TO CUSTOMERS LOCATED OUTSIDE OF THE UNITED STATES, OUR BUSINESS IS SUSCEPTIBLE TO RISKS ASSOCIATED WITH INTERNATIONAL SALES AND OPERATIONS.

We currently maintain offices outside of the United States and plan to have sales personnel or independent consultants in several countries throughout the world. Managing a global organization will be difficult, time consuming and expensive. In addition, conducting international operations subjects us to risks that not generally faced in the United States. These risks include:

     * localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;
     * lack of familiarity with and unexpected changes in foreign regulatory requirements;
     * longer accounts receivable payment cycles and difficulties in collecting accounts; receivable;
     *    difficulties in managing and staffing international operations;
     *    fluctuations in currency exchange rates;
     * potentially adverse tax consequences, including the complexities of foreign value added tax systems and restrictions on the repatriation of earnings;
     * dependence on certain third parties, including channel partners with whom we do not have extensive experience;
     * the burdens of complying with a wide variety of foreign laws and legal standards;
     *    increased financial accounting and reporting burdens and complexities;
     * political, social and economic instability abroad, terrorist related risks and security concerns in general; and
     * reduced or varied protection for intellectual property rights in some countries.

Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.

13) ASSERTIONS BY A THIRD PARTY THAT WE INFRINGE ITS INTELLECTUAL PROPERTY, WHETHER SUCCESSFUL OR NOT, COULD SUBJECT US TO COSTLY AND TIME-CONSUMING LITIGATION OR EXPENSIVE LICENSES.

The software and technology industries are characterized by the existence of a large number of patents, copyrights, trademarks and trade secrets and by frequent litigation based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become a publicly traded company, the possibility of intellectual property rights claims against us may grow. Our technologies may not be able to withstand any third-party claims or rights against their use. Additionally, although we have licensed from other parties proprietary technology covered by patents, we cannot be certain that any such patents will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.

Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our suite to our customers and may require that we procure or develop substitute services that do not infringe.

For any intellectual property rights claim against us or our customers, we may have to pay damages or stop using technology found to be in violation of a third party's rights. We may have to seek a license for the technology, which may not be available on reasonable terms, if at all, may significantly increase our operating expenses or may require us to restrict our business activities in one or more respects. As a result, we may also be required to develop alternative non-infringing technology, which could require significant effort and expense.

14) MATERIAL DEFECTS OR ERRORS IN THE SOFTWARE WE USE TO DELIVER OUR SERVICES COULD HARM OUR REPUTATION, MAY CAUSE US TO BECOME LIABLE TO OUR CUSTOMERS, MAY RESULT IN THE LOSS OF EXISTING CUSTOMERS, OR MAY RESULT IN A SIGNIFICANT COSTS TO US AND IMPAIR OUR ABILITY TO SELL OUR SERVICES.

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our service, and new errors in our existing service may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

     *    a reduction in sales or delay in market acceptance of our services;
     *    sales credits or refunds to our customers;
     *    loss of existing customers and difficulty in attracting new customers;
     *    diversion of development resources;
     *    harm to our reputation; and
     *    increased warranty and insurance costs.

Since customers that will use our suite will do so to manage critical aspects of their business, any errors, defects, disruptions in service or other performance problems with our suite, whether in connection with the day-to-day operation of our suite, upgrades or otherwise, could damage our customers' businesses. Any errors, defects, disruptions in service or other performance related issues regarding our suite may result in customers electing to terminate or to not renew any existing subscriptions, or delay or withhold payment to us which may result in a significant loss for the Company. Customers may also make warranty claims against us, which could result in an increase in our provision for doubtful accounts, an increase in collection cycles for accounts receivable or costly litigation. We do not maintain and do not expect to maintain in the foreseeable future, insurance to adequately cover these risks.

15) GOVERNMENT REGULATION OF THE INTERNET AND E-COMMERCE IS EVOLVING, AND UNFAVORABLE CHANGES OR OUR FAILURE TO COMPLY WITH REGULATIONS COULD HARM OUR BUSINESS AND OPERATING RESULTS.

As Internet commerce continues to evolve, increasing regulation by federal, state or foreign agencies may become more likely. For example, the need for increased regulation in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information has been suggested by a number of politicians and if enacted could affect our customers' ability to use and share data, potentially reducing demand for ERP, CRM and e-commerce solutions and restricting our ability to store, process and share our customers' data. Any regulation imposing greater fees for Internet use or restricting information exchange over the Internet could result in a decline in the use of the Internet and the viability of Internet-based services, which could harm our business and operating results.

ITEM 2. PROPERTIES.

EXECUTIVE OFFICES

We currently maintain our corporate office at 8th Floor-200 South Virginia Street, Reno, NV, 89501. We pay a monthly rent of $100 for this space.

ITEM 3. LEGAL PROCEEDINGS.

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of our security holders during the fourth quarter of fiscal year 2009.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

MARKET FOR SECURITIES

Our Common Stock is traded on the over-the-counter market and quoted on the OTCBB under the symbol "NTVS" On July 31, 2009, the closing price for our Common Stock as reported on the OTCBB was unavailable as our Common Stock has not traded.

The high and the low bid prices for our Common Stock is based on inter-dealer prices, without retail mark-up, markdown or commission, and may not represent actual transactions.

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2009 (no quotes are available for the previous fiscal year as our stock has not traded ):

                    For the Fiscal Year Ended July 31, 2009

               For the Quarter ended         High           Low
               ---------------------         ----           ---

               October 31                     N/A           N/A
               January 31                     N/A           N/A
               April 30                       N/A           N/A
               July 31                        N/A           N/A

HOLDERS OF OUR COMMON STOCK

On November 13, 2009, the shareholders' list of our common stock showed 34 registered shareholder and 2,525,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2009, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2009 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2009, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

ITEM 6. SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include those discussed below and elsewhere in this annual report.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant areas requiring the use of estimates include asset impairment, stock-based compensation, and future income tax amounts. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

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

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

INCOME TAXES

The Company provides for income taxes using of an asset and liability approach.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

EXECUTIVE OVERVIEW

We were incorporated in the state of Nevada on February 8, 2008, under the name NetVentory Solutions, Inc., and are engaged in providing online inventory services to small and medium sized companies. Our goal is to offer comprehensive inventory management and product fulfillment services to our customers. Our target clientele will include small to medium sized business owners who demand convenient and cost effective ways to monitor and control their company's inventory.

In order to satisfy global demand for online inventory services, we plan to develop a network of international and domestic resellers, and also retain a foreign sales force will manage various call centers, which will develop client networks and contact potential customers.

As the popularity and utility of the Internet as a business tool continues to increase, we plan to capitalize on the continually maturing marketplace for online inventory management services. Automated inventory services are becoming an increasingly necessary tool to reduce costs and increase productivity. From scanning the bar codes on products stored in warehouses and storage bins, to tracking the cost of goods sold to customers, inventory management is becoming an essential part of everyday life for many businesses.

We believe that our company has a strategic advantage over our competition because our customers will have access to a protected local copy of their inventory at their premises to which they can refer to in the event of a failure in Internet connectivity. By granting our customers a local copy of their inventory that is readily available, our customers will have the ability to continue with a project such as an inventory count (despite the lack of Internet service), without disruptions. In addition, once Internet connection is restored, the local copy will automatically synch with the client's online inventory system, updating any changes that may have occurred during the interruption. We believe our unique technology will find a comfortable niche in the online inventory system business, and will continue to refine our product and related services in order to meet the needs of small and medium size businesses.

PLAN OF OPERATION

Our plan of operation for the 12 months following the date of this prospectus is to focus on developing a strong network of international and domestic resellers who will offer our online inventory management services to small and medium sized companies. Initially, the majority of our revenue will come from the sales contracts made by the international and domestic resellers. We anticipate that a portion of our revenue will also come from sales to direct subscribers of our software. We feel that our marketing strategy of developing an international and domestic network of resellers will bring us long term profitability and allow us to grow the business over time.

Over the next 12 months, we anticipate spending approximately $20,000 for business operations. The budget includes all anticipated costs associated with technological requirements, professional fees-which include the filing of this registration statement and future compliance with reporting obligations, marketing expenses, and also various expenses related to maintaining an office space.

During this first year of operation, our management team will contribute to the long-term growth and success of the business by donating their time without charge to the business. Directors will spend at least 25 to 30 hours per week on company business.

OFF BALANCE SHEET TRANSACTIONS

We have had no off balance sheet transactions.

SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment for the next twelve months.

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception), through July 31, 2009.

EXPENSES

Our expenses for the twelve month periods ended July 31, 2009 and 2008, were $33,714 and $7,187, respectively. During the period from February 8, 2008 (date of inception), through July 31, 2009, we incurred expenses of $40,901. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended July 31, 2009, and 2008, were $33,714 and $7,187, respectively. During the period from February 8, 2008 (date of inception), through July 31, 2009, we incurred a net loss of $40,901. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2009, reflects assets of $24,366 in the form of cash, prepaid expenses and a website. Since inception, we have sold 2,525,000 shares of common stock with gross proceeds of $47,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

We anticipate generating losses in the near term, and therefore, may be unable to continue operations in the future. We require additional capital, and we may have to issue debt or equity or enter into a strategic arrangement with a third party to obtain such capital. There can be no assurance that additional capital will be available to us. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit, or any other sources.

GOING CONCERN CONSIDERATION

Our registered independent auditors included an explanatory paragraph in their report on the accompanying financial statements regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our registered independent auditors.

Due to this doubt about our ability to continue as a going concern, management is open to new business opportunities which may prove more profitable to the shareholders of Netventory Solutions, Inc. In the past, we have been able to raise a limited amount of capital through private placements of our equity stock, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital unless we locate a prospective new business opportunity through which we can pursue a new plan of operation. If we are unable to secure adequate capital to implement our current business plan or to continue our acquisition efforts of a new business opportunity, our business may fail and our stockholders may lose some or all of their investment.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Maddox Ungar Silberstein, PLLC CPAs and Business Advisors
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                             www.maddoxungar.com


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Netventory Solutions, Inc.
Reno, Nevada

We have audited the accompanying balance sheets of Netventory Solutions, Inc., a Nevada Corporation, as of July 31, 2009 and 2008 and the related statements of operations, stockholders' equity, and cash flows for the periods then ended and for the period from February 8, 2008 (date of inception) through July 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audis to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netventory Solutions, Inc., as of July 31, 2009 and 2008 and the results of its operations and cash flows for the periods then ended and from February 8, 2008 (date of inception) through July 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Netventory Solutions, Inc. will continue as a going concern. As discussed in
Note 7 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 7. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Maddox Ungar Silberstein, PLLC
------------------------------------------

Bingham Farms, Michigan
November 11, 2009

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS
                          AS OF JULY 31, 2009 AND 2008

                                                                          July 31,           July 31,
                                                                            2009               2008
                                                                          --------           --------
ASSETS

Current Assets
  Cash                                                                    $  9,756           $ 40,763
  Prepaid expenses                                                           5,610                 --
                                                                          --------           --------
Total Current Assets                                                        15,366             40,763
                                                                          --------           --------
Other Assets
  Website                                                                    9,000                 --
                                                                          --------           --------

Total Assets                                                              $ 24,366           $ 40,763
                                                                          ========           ========

LIABILITIES

Current Liabilities
  Accounts payable and accrued expenses                                   $  6,233           $     --
  Due to stockholder                                                        12,034                950
                                                                          --------           --------
Total Liabilities                                                           18,267                950
                                                                          --------           --------

STOCKHOLDERS` EQUITY
  Common stock: 100,000,000 shares authorized, par value $0.001;
   2,140,000 shares issued and outstanding                                   2,140              2,140
  Additional paid in capital                                                44,860             44,860
  Deficit accumulated during the development stage                         (40,901)            (7,187)
                                                                          --------           --------
Total Stockholders' Equity                                                   6,099             39,813
                                                                          --------           --------

Total Liabilities and Stockholders' Equity                                $ 24,366           $ 40,763
                                                                          ========           ========


    The accompanying notes are an integral part of these financial statements

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                   FOR THE YEARS ENDED JULY 31, 2009 AND 2008
        FOR THE PERIOD FROM FEBRUARY 8, 2008 (INCEPTION) TO JULY 31, 2009

                                                                                              Period from
                                                                                            February 8, 2008
                                                   Year Ended            Year Ended          (Inception) to
                                                    July 31,              July 31,              July 31,
                                                      2009                  2008                  2009
                                                  -----------           -----------           -----------
REVENUES                                          $        --           $        --           $        --
                                                  -----------           -----------           -----------
OPERATING EXPENSES
  Professional fees                                    19,904                 6,300                26,204
  Consulting fees                                       1,000                    --                 1,000
  Filing fees                                          12,261                    --                12,261
  General and administrative                              549                   887                 1,436
                                                  -----------           -----------           -----------
TOTAL OPERATING EXPENSES                               33,714                 7,187                40,901
                                                  -----------           -----------           -----------

NET LOSS PRIOR TO PROVISION FOR INCOME TAXES          (33,714)               (7,187)              (40,901)

PROVISION FOR INCOME TAXES                                 --                    --                    --
                                                  -----------           -----------           -----------

NET LOSS                                          $   (33,714)          $    (7,187)          $   (40,901)
                                                  ===========           ===========           ===========

NET LOSS PER SHARE: BASIC AND DILUTED             $     (0.00)          $     (0.00)          $     (0.00)
                                                  ===========           ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       2,140,000             2,140,000             2,140,000
                                                  ===========           ===========           ===========


    The accompanying notes are an integral part of these financial statements

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF STOCKHOLDERS' EQUITY
                               AS OF JULY 31, 2009

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Shares        Additional      During
                                                  Issued                   Paid-in      Development       Total
                                                  Shares       Amount      Capital         Stage         Equity
                                                  ------       ------      -------         -----         ------
Balance, February 8, 2008 (date of inception)          --      $   --      $    --       $     --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                              1,500,000       1,500       13,500             --         15,000

Private placement at $0.05 per share on
 June 30, 2008                                    640,000         640       31,360             --         32,000

Net (loss)                                             --          --           --         (7,187)        (7,187)
                                                ---------      ------      -------       --------       --------

Balance, July 31, 2008                          2,140,000       2,140       44,860         (7,187)        39,813

Net loss                                               --          --           --        (33,714)       (33,714)
                                                ---------      ------      -------       --------       --------

Balance, July 31, 2009                          2,140,000      $2,140      $44,860       $(40,901)      $  6,099
                                                =========      ======      =======       ========       ========


    The accompanying notes are an integral part of these financial statements

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF CASH FLOWS
                   FOR THE YEARS ENDED JULY 31, 2009 AND 2008
        FOR THE PERIOD FROM FEBRUARY 8, 2008 (INCEPTION) TO JULY 31, 2009

                                                                                          Period from
                                                                                        February 8, 2008
                                                     Year Ended         Year Ended       (Inception) to
                                                      July 31,           July 31,           July 31,
                                                        2009               2008               2009
                                                      --------           --------           --------
OPERATING ACTIVITIES
  Net loss                                            $(33,714)          $ (7,187)          $(40,901)
  (Increase) in prepaid expenses                        (5,610)                --             (5,610)
  Increase in accounts payable                           6,233                 --              6,233
                                                      --------           --------           --------

Cash used in operating activities                      (33,091)            (7,187)           (40,278)
                                                      --------           --------           --------
FINANCING ACTIVITIES
  Sale of common stock                                      --             47,000             47,000
  Increase in due to stockholder                        11,084                950             12,034
                                                      --------           --------           --------

Cash from financing activities                          11,084             47,950             59,034
                                                      --------           --------           --------
INVESTING ACTIVITY
  Website development                                   (9,000)                --             (9,000)
                                                      --------           --------           --------

Cash used in investing activity                         (9,000)                --             (9,000)
                                                      --------           --------           --------

Increase (Decrease) in cash                            (31,007)            40,763              9,756
Cash, opening                                           40,763                 --                 --
                                                      --------           --------           --------

Cash, closing                                         $  9,756           $ 40,763           $  9,756
                                                      ========           ========           ========

Supplemental disclosure of cash flow information:

Cash paid for interest                                $     --           $     --           $     --
                                                      ========           ========           ========

Cash paid for income taxes                            $     --           $     --           $     --
                                                      ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


NOTE 1 - NATURE OF OPERATIONS

Netventory Solutions Inc. ("the Company"), incorporated in the state of Nevada on February 8, 2008, has business activities in inventory management solutions.

The company has limited operations and is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Accounting Basis
These financial statements are prepared on the accrual basis of accounting in conformity with accounting principles generally accepted in the United States of America.

Financial Instruments
The Company's financial instruments consist of cash, prepaid expenses, accounts payable and an amunt due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Loss Per Share
Net loss per common share is computed based on the weighted average number of common shares outstanding and common stock equivalents, if not anti-dilutive. The Company has not issued any potentially dilutive common shares.

Basic loss per share is calculated using the weighted average number of common shares outstanding and the treasury stock method is used to calculate diluted earnings per share. For the years presented, this calculation proved to be anti-dilutive.

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes
The Company provides for income taxes uisng an asset and liability approach. Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. No provision for income taxes is included in the statement due to its immaterial amount, net of the allowance account, based on the likelihood of the Company to utilize the loss carry-forward.

NOTE 3 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

NOTE 4 - STOCKHOLDERS' EQUITY

The company has 100,000,000 common shares authorized at a par value of $0.001 per share. During the period ended July 31, 2008, the company issued 2,140,000 common shares for total proceeds of $47,000. As of July 31, 2009, the company has no warrants or options outstanding. There were no additional shares issued during the year ended July 31, 2009. Total shares outstanding as of July 31, 2009 were 2,140,000.

NOTE 5 - INCOME TAXES

In the Company's opinion, it is uncertain whether it will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $8,998, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $40,901.

NOTE 6 - RELATED PARTY TRANSACTION

As at July 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $12,034.

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

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $40,901 as of July 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

Below is a listing of the most recent accounting standards and their effect on the Company.

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

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


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

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


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

                           NETVENTORY SOLUTIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                                  JULY 31, 2009


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

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2009 through November 13, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

     - Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;
     - Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
     - Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of July 31, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2009.

Our principal executive officer and principal financial officer believes that the material weaknesses set forth in items (2) and (3) above did not have an effect on our financial results. However, our principal executive officer and principal financial officer believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only the management's report in this annual report.

MANAGEMENT'S REMEDIATION INITIATIVES

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2009. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2010.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS.

Our officers and directors and their ages and positions are as follows:

     Name                       Age               Position
     ----                       ---               --------

Ronald C. Dela Cruz             33            President and Director

David Marby                     28            Director

BIOGRAPHICAL INFORMATION

Set forth below is a brief description of the background and business experience of our executive officer and director for the past five years.

RONALD C. DELA CRUZ, PRESIDENT AND BOARD MEMBER.

Mr. Dela Cruz is currently employed as a PhP software developer for CitizensSoft Inc. in the Philippines where he has worked since February of 2007. Prior to that he held a similar position as a PhP software developer at the Institute for Popular Democracy where he worked on web based database management software products beginning in 2005. In this role, Mr. Dela Cruz was involved in both the software development and the migration to a web-based platform for users. Prior to that, from 2002 to 2005, he worked as an independent software developer on projects related to wireless, multimedia, web development and artificial intelligence. Mr. Dela Cruz has worked extensively with Java, ASP, PhP, MySQL, PostgreSQL and C++. Prior to working as a freelance developer he worked for UP Diliman as a Graduate Research Assistant from June 2000 to April 2002 and at Software Brewers Inc. in the Philippines from July 1997 to April 1999. He graduated with a Bachelor's degree in Computer Science / Information Technology from the Polytechnic University of the Philippines in April 1997. Since then he has completed 30 units of credit towards his Masters degree in Computer Science.

COMMITTEES OF THE BOARD OF DIRECTORS

To date, our Board of Directors has not established a nominating and governance committee, a compensation committee, nor an audit committee.

CODE OF ETHICS

We currently do not have a Code of Ethics.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors, executive officers, and stockholders holding more than 10% of our outstanding common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in beneficial ownership of our common stock. Executive officers, directors and greater-than-10% stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) reports they file. To our knowledge, based solely on review of the copies of such reports furnished to us for the period ended March 31, 2009, no
Section 16(a) reports required to be filed by our executive officers, directors and greater-than-10% stockholders were not filed on a timely basis.

ITEM 11.  EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2009 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2009; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2009;

         (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Mr. Ronald C. Dela     2009         0         0        0        0           0              0             0            0
Cruz (1)               2008         0         0        0        0           0              0             0            0

Notes:

(1) Mr. Dela Cruz has been our President and a Director since we were incorporated on February 8, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          -----------------------------------------------------------------   -------------------------------------------------
                                                                                                                        Equity
                                                                                                                       Incentive
                                                                                                           Equity        Plan
                                                                                                          Incentive     Awards:
                                                                                                            Plan       Market or
                                                                                                           Awards:      Payout
                                             Equity                                                       Number of    Value of
                                            Incentive                            Number                   Unearned     Unearned
                                           Plan Awards;                            of          Market      Shares,      Shares,
            Number of      Number of        Number of                            Shares       Value of    Units or     Units or
           Securities     Securities       Securities                           or Units     Shares or     Other         Other
           Underlying     Underlying       Underlying                           of Stock      Units of     Rights       Rights
           Unexercised    Unexercised      Unexercised    Option     Option       That       Stock That     That         That
            Options         Options         Unearned     Exercise  Expiration   Have Not      Have Not    Have Not     Have Not
Name      Exercisable(#) Unexercisable(#)   Options(#)    Price($)    Date      Vested(#)     Vested($)   Vested(#)    Vested($)
----      -------------- ----------------  ----------     -----       ----      ---------     ---------   ---------    ---------

Mr. Ronald     --             --               --           --         --          --             --          --           --
C. Dela Cruz

OPTION GRANTS AND EXERCISES

There were no option grants or exercises by any of the executive officers named in the Summary Compensation Table above.

EMPLOYMENT AGREEMENTS

We have not entered into employment and/or consultant agreements with our Directors and officers.

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

BENEFICIAL OWNERSHIP OF HOLDINGS

The table below sets forth the number and percentage of shares of our common stock owned as of October 26, 2009, by the following persons: (i) stockholders known to us who own 5% or more of our outstanding shares, (ii) each of our Directors, and (iii) our officers and Directors as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

                       Name and Address of               Amount and Nature          Percentage of
Title of Class         Beneficial Owner (2)           of Beneficial Ownership         Class (1)
--------------         --------------------           -----------------------         ---------

Common Stock           Mr. Ronald C. Dela Cruz                750,000                    35.0%

Common Stock           Mr. David Marby                        750,000                    35.0%

All officers as a
 Group                                                      1,500,000                    70.0%

----------
(1) Based on 2,140,000 shares of our common stock outstanding.

CHANGES IN CONTROL

There are no existing arrangements that may result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS.

The following table sets forth information regarding our equity compensation plans.

                                Number of Securities to be                                           Number of Securities
                                 Issued Upon Exercise of         Weighted-Average Exercise         Remaining Available for
                                   Outstanding Options,        Price of Outstanding Options,       Future Issuance Under
                                   Warrants and Rights             Warrants and Rights           Equity Compensation Plans
   Plan Category                           (a)                             (b)                      (excluding column (a))
   -------------                   -------------------             -------------------           -------------------------
Equity Compensation Plans                  --                             --                               --
Approved by Security
Holders

Equity Compensation Plans Not              --                             --                               --
Approved by Security Holders

     Total                                 --                             --                               --

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than the transactions discussed below, we have not entered into any transaction nor are there any proposed transactions in which any of our Directors, executive officers, stockholders or any member of the immediate family of any of the foregoing had or is to have a direct or indirect material interest.

As at July 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $12,034.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2009, Maddox Ungar Silberstein, PLLC billed us for $3,500 in audit fees. For the period ended July 31, 2008, Maddox Ungar Silberstein, PLLC billed us for $4,300 in audit fees, including S-1 review fees.

REVIEW FEES

Maddox Ungar Silberstein, PLLC billed us $2,850 for reviews of our quarterly financial statements in 2009 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Maddox Ungar Silberstein, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2009

PRE-APPROVAL POLICIES AND PROCEDURES

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our board of directors pre-approves all services to be provided by Maddox Ungar Silberstein, PLLC and the estimated fees related to these services.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Exhibit                                Description
-------                                -----------

3.1          Certificate of Incorporation of NetVentory Solutions, Inc.
             (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 3, 2008 and incorporated herein by reference.)

3.2 Bylaws. (Attached as an exhibit to our Registration Statement on Form S-1 originally filed with the SEC on September 3, 2008 and incorporated herein by reference.)

31.1 Certification of the Chief Executive and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Officers pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       NETVENTORY SOLUTIONS, INC.


                       By: /s/ Ronald C. Dela Cruz
                           -----------------------------------------------------
                           Ronald C. Dela Cruz
                           President and Director
                           (Principal Executive and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                  Title                             Date
----------                                  -----                             ----


/s/ Ronald C. Dela Cruz             President and Director               November 13, 2009
---------------------------         (Principal Executive and
Ronald C. Dela Cruz                 Principal Financial Officer)

/s/ David Marby                     Director                             November 13, 2009
---------------------------
David Marby