Form 10-Q
period 2009-10-31
NetVentory Solutions, Inc.
filed 2009-12-16
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended October 31, 2009

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

As of December 16, 2009, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3
        Balance Sheets as of October 31, 2009 (unaudited) and
         July 31, 2009 (audited)                                               3
        Statements of Operations for the three months ended
         October 31, 2009 and 2008 and the period from inception
         to October 31, 2009 (unaudited)                                       4
        Statement of Stockholders' Equity for the period from inception
         to October 31, 2009 (unaudited)                                       5
        Statements of Cash Flows for the three months ended
         October 31, 2009 and 2008 and the period from inception to
         October 31, 2009 (unaudited)                                          6
        Notes to Financial Statements                                          7
Item 2. Management's Discussion and Analysis or Plan of Operation             14
Item 4. Controls and Procedures                                               17

                                 PART II - OTHER INFORMATION
Item 1. Legal Proceedings                                                     18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           18
Item 3. Defaults Upon Senior Securities                                       18
Item 4. Submission of Matters to a Vote of Security Holders                   18
Item 5. Other Information                                                     18
Item 6. Exhibits                                                              18

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of October 31, 2009 and July 31, 2009

                                                                October 31,          July 31,
                                                                   2009               2009
                                                                 --------           --------
                                                               (unaudited)          (audited)
ASSETS

CURRENT ASSETS
  Cash                                                           $  4,907           $  9,756
  Prepaid expenses                                                  3,110              5,610
                                                                 --------           --------

Total current assets                                                8,017             15,366
                                                                 --------           --------
OTHER ASSET
  Website                                                           9,000              9,000
                                                                 --------           --------

Total other asset                                                   9,000              9,000
                                                                 --------           --------

Total Assets                                                     $ 17,017           $ 24,366
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                       $  3,800           $  3,500
  Due to stockholder                                               12,034             12,034
                                                                 --------           --------

Total Liabilities                                                  15,834             15,534

STOCKHOLDERS` EQUITY (NOTE 4)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                       44,860             44,860
  Deficit accumulated during the development stage                (45,817)           (38,168)
                                                                 --------           --------

Total Stockholders' Equity                                          1,183              8,832
                                                                 --------           --------

Total Liabilities and Stockholders' Equity                       $ 17,017           $ 24,366
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three Months ended October 31, 2009 and 2008 and the period from Inception (February 8, 2008) to October 31, 2009

                                                                                                     Period
                                                                                                  from Inception
                                                        Three Months         Three Months       (February 8, 2008)
                                                           ended                ended                  to
                                                         October 31,          October 31,          October 31,
                                                            2009                 2008                 2009
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
Expenses:
  Professional                                                3,300               13,821               26,771
  Consulting                                                  1,000                   --                2,000
  Filing fees                                                 3,200                5,590               15,461
  General and administrative                                    149                  229                1,585

Net (loss) before income taxes                               (7,649)             (19,640)             (45,817)

Provision for income taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net (loss)                                               $   (7,649)          $  (19,640)          $  (45,817)
                                                         ==========           ==========           ==========

Basic and diluted (loss) per common share                $    (0.00)          $    (0.00)          $    (0.00)
                                                         ==========           ==========           ==========

Weighted average number of common shares outstanding      2,140,000            2,140,000            2,140,000
                                                         ==========           ==========           ==========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (unaudited)
For the period from Inception (February 8, 2008) to October 31, 2009

                                                                                          Deficit
                                                                                        Accumulated
                                                     Common Shares        Additional      During
                                                  Issued                   Paid-in      Development       Total
                                                  Shares       Amount      Capital         Stage         Equity
                                                  ------       ------      -------         -----         ------

Balance, February 8, 2008                              --     $    --     $     --      $      --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                              1,500,000       1,500       13,500             --         15,000
Private placement at $0.05 per share on
 June 30, 2008                                    640,000         640       31,360             --         32,000
Net (loss)                                             --          --           --         (7,187)        (7,187)
                                                ---------     -------     --------      ---------       --------

Balance, July 31, 2008                          2,140,000       2,140       44,860         (7,187)        39,813

Net (loss)                                             --          --           --        (30,981)       (30,981)
                                                ---------     -------     --------      ---------       --------

Balance, July 31, 2009                          2,140,000       2,140       44,860        (38,168)         8,832

Net (loss)                                             --          --           --         (7,649)        (7,649)
                                                ---------     -------     --------      ---------       --------

Balance, October 31, 2009                       2,140,000     $ 2,140     $ 44,860      $ (45,817)      $  1,183
                                                =========     =======     ========      =========       ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Three Months ended October 31, 2009 and 2008 and for the period from Inception (February 8, 2008) to October 31, 2009

                                                                                        Period
                                                                                     from Inception
                                               Three Months       Three Months     (February 8, 2008)
                                                  ended              ended                to
                                                October 31,        October 31,        October 31,
                                                   2009               2008               2009
                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                     $ (7,649)          $(19,640)          $(45,817)
  Increase in prepaid expenses                      2,500                 --             (3,110)
  (Increase) in accounts payable                      300              7,590              3,800
                                                 --------           --------           --------
      Cash used in operating activities            (4,849)           (12,050)           (45,127)
                                                 --------           --------           --------
INVESTING ACTIVITY
  Website development                                  --                 --             (9,000)
                                                 --------           --------           --------
      Cash used in investing activity                  --                 --             (9,000)
                                                 --------           --------           --------
FINANCING ACTIVITIES
  Sale of stock                                        --                 --             47,000
  Increase in due to stockholder                       --                 --             12,034
                                                 --------           --------           --------
      Cash from financing activities                   --                 --             59,034
                                                 --------           --------           --------

Increase (Decrease) in cash                        (4,849)           (12,050)             4,907

Cash, opening                                       9,756             40,763                 --
                                                 --------           --------           --------

Cash, closing                                    $  4,907           $ 28,713           $  4,907
                                                 ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


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

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2009. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses, accounts payable and an amount due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


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

INCOME TAXES

The Company provides for income taxes using an asset and liability approach.

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

As at October 31, 2009, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach.Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $10,079, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $45,817.

NOTE 6 - RELATED PARTY TRANSACTION

As at October 31, 2009, there is a balance owing to a stockholder of the Company in the amount of $12,034.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $45,817 as of October 31, 2009. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

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

STATEMENT NO. 151 - INVENTORY COSTS-AN AMENDMENT OF ARB NO. 43, CHAPTER 4 (ISSUED 11/04)

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

STATEMENT NO. 153 - EXCHANGES OF NON-MONETARY ASSETS (AN AMENDMENT OF APB OPINION NO. 29)

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

SFAS NO. 155 - ACCOUNTING FOR CERTAIN HYBRID FINANCIAL INSTRUMENTS-AN AMENDMENT OF FASB STATEMENTS NO. 133 AND 140

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

SFAS NO. 156 - ACCOUNTING FOR SERVICING OF FINANCIAL ASSETS-AN AMENDMENT OF FASB STATEMENT NO. 140

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2009


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

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2009 through December 15, 2009 and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

CAUTIONARY STATEMENT CONCERNING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report, our registration statement on Form 10-K and other filings we make from time to time with the Securities and Exchange Commission. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form 10-K for the period ended July 31, 2009.

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

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through October 31, 2009, we incurred a net loss of $45,817. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through October 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2009, reflects assets of $17,017. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

ITEM 4. CONTROLS AND PROCEDURES

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

                                       NETVENTORY SOLUTIONS, INC.


Date: December 16, 2009                By: /s/ Ronald C. Dela Cruz
                                          --------------------------------------
                                       Name:  Ronald C. Dela Cruz
                                       Title: President and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 16, 2009                By: /s/ David Marby
                                          --------------------------------------
                                       Name:  David Marby
                                       Title: Director