Form 10-Q
period 2010-01-31
NetVentory Solutions, Inc.
filed 2010-03-04
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                 For the quarterly period ended January 31, 2010

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

As of February 28, 2010, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Balance Sheets as of January 31, 2010 (unaudited) and
     July 31, 2009 (audited)                                                   3

     Statements of Operations for the three and six months ended
     January 31, 2010 and 2009 and the period from inception to
     January 31, 2010 (unaudited)                                              4

     Statement of Stockholders' Equity for the period from inception
     to January 31, 2010 (unaudited)                                           5

     Statements of Cash Flows for the six months ended January 31, 2010
     and 2009 and the period from inception to January 31, 2010 (unaudited)    6

     Notes to Financial Statements                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 3. Controls and Procedures                                               14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits                                                              15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of January 31, 2010 and July 31, 2009

                                                                 January 31,          July 31,
                                                                    2010               2009
                                                                  --------           --------
                                                                (unaudited)          (audited)
ASSETS

CURRENT ASSETS
  Cash                                                            $  2,827           $  9,756
  Prepaid expenses                                                     610              5,610
                                                                  --------           --------
Total current assets                                                 3,437             15,366
                                                                  --------           --------
OTHER ASSET
  Website                                                            9,000              9,000
                                                                  --------           --------
Total other asset                                                    9,000              9,000
                                                                  --------           --------

Total Assets                                                      $ 12,437           $ 24,366
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                        $  3,851           $  3,500
  Due to stockholder                                                12,034             12,034
                                                                  --------           --------

Total Liabilities                                                   15,885             15,534
                                                                  --------           --------
STOCKHOLDERS` EQUITY (DEFICIT) (NOTE 4)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
    2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                        44,860             44,860
  Deficit accumulated during the development stage                 (50,448)           (38,168)
                                                                  --------           --------
Total Stockholders' Equity (Deficit)                                (3,448)             8,832
                                                                  --------           --------

Total Liabilities and Stockholders' Equity (Deficit)              $ 12,437           $ 24,366
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three and Six Months ended January 31, 2010 and 2009 and the period from Inception (February 8, 2008) to January 31, 2010

                                                                                                      Period from
                                     Three Months    Three Months     Six Months     Six Months        Inception
                                        ended           ended           ended          ended      (February 8, 2008) to
                                      January 31,     January 31,     January 31,    January 31,       January 31,
                                         2010            2009            2010           2009              2010
                                      ----------      ----------      ----------     ----------        ----------
Revenue                               $       --      $       --      $       --     $       --        $       --
                                      ----------      ----------      ----------     ----------        ----------
Expenses:
  Professional                               450             350           3,750         14,171            27,221
  Consulting                                 750              --           1,750             --             2,750
  Filing fees                              3,431             333           6,631          5,923            18,892
  General and administrative                  --              30             149            259             1,585
                                      ----------      ----------      ----------     ----------        ----------

Net (loss) before income taxes            (4,630)           (713)        (12,280)       (20,353)          (50,448)

Provision for income taxes                    --              --              --             --                --
                                      ----------      ----------      ----------     ----------        ----------


Net (loss)                            $   (4,630)     $     (713)     $  (12,280)    $  (20,353)       $  (50,448)
                                      ==========      ==========      ==========     ==========        ==========

Basic and diluted (loss) per
 common share                         $    (0.00)     $    (0.00)     $    (0.01)    $    (0.01)
                                      ==========      ==========      ==========     ==========

Weighted average number of common
 shares outstanding                    2,140,000       2,140,000       2,140,000      2,140,000
                                      ==========      ==========      ==========     ==========


    The accompanying notes are an integral part of these financial statements

                           Netventory Solutions Inc.
                         (A Development Stage Company)
                 Statement of Stockholders' Equity (unaudited)
      For the period from Inception (February 8, 2008) to January 31, 2010

                                                                                      Deficit
                                                                                    Accumulated
                                                 Common Shares        Additional      During
                                              Issued                   Paid-in      Development       Total
                                              Shares       Amount      Capital         Stage         Equity
                                              ------       ------      -------         -----         ------

Balance, February 8, 2008                          --     $    --     $     --      $      --       $     --

Shares issued to founder on Feb 8, 2008
 @ $0.01 per share                          1,500,000       1,500       13,500             --         15,000

Private placement at $0.05 per share on
 June 30, 2008                                640,000         640       31,360             --         32,000

Net (loss)                                         --          --           --         (7,187)        (7,187)
                                            ---------     -------     --------      ---------       --------

Balance, July 31, 2008                      2,140,000       2,140       44,860         (7,187)        39,813

Net (loss)                                         --          --           --        (30,981)       (30,981)
                                            ---------     -------     --------      ---------       --------

Balance, July 31, 2009                      2,140,000       2,140       44,860        (38,168)         8,832

Net (loss)                                         --          --           --        (12,280)       (12,280)
                                            ---------     -------     --------      ---------       --------

Balance, January 31, 2010                   2,140,000     $ 2,140     $ 44,860      $ (50,448)      $ (3,448)
                                            =========     =======     ========      =========       ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Six Months ended January 31, 2010 and 2009 and for the period from Inception (February 8, 2008) to January 31, 2010

                                                                                       Period from
                                                  Six Months         Six Months         Inception
                                                    ended              ended       (February 8, 2008) to
                                                  January 31,        January 31,        January 31,
                                                     2010               2009               2010
                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                       $(12,280)          $(20,353)          $(50,448)
  (Increase) decrease in prepaid expenses             5,000                 --               (610)
  (Increase) in accounts payable                        351              1,400              3,851
                                                   --------           --------           --------

      Cash used in operating activities              (6,929)           (18,953)           (47,207)
                                                   --------           --------           --------
INVESTING ACTIVITY
  Website development                                    --             (9,000)            (9,000)
                                                   --------           --------           --------

      Cash used in investing activity                    --             (9,000)            (9,000)
                                                   --------           --------           --------
FINANCING ACTIVITIES
  Sale of stock                                          --                 --             47,000
  Increase in due to stockholder                         --                 --             12,034
                                                   --------           --------           --------

      Cash from financing activities                     --                 --             59,034
                                                   --------           --------           --------

Increase (Decrease) in cash                          (6,929)           (27,593)             2,827
Cash, opening                                         9,756             40,763                 --
                                                   --------           --------           --------

Cash, closing                                      $  2,827           $ 12,810           $  2,827
                                                   ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010


NOTE 1 - NATURE OF OPERATIONS

Netventory Solutions Inc. ("the Company"), incorporated in the state of Nevada on February 8, 2008, and is planning to have business activities in inventory management solutions.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010


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

As at January 31, 2010, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010


NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach.Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,098, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $50,448.

NOTE 6 - RELATED PARTY TRANSACTION

As at January 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $12,034.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
January 31, 2010


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $50,448 as of January 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of new accounitng pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to January 31, 2010 to the date these financial statements were submitted to the Securities and Exchange Commission and has determined that it does not have any material subsequent events to disclose in these in financial statements.

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

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through January 31, 2010, we incurred a net loss of $50,448. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through January 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of January 31, 2010, reflects assets of $12,437. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

                                       NETVENTORY SOLUTIONS, INC.


Date: March 1, 2010                    By: /s/ Ronald C. Dela Cruz
                                          --------------------------------------
                                       Name:  Ronald C. Dela Cruz
                                       Title: President and Director

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: March 1, 2010                    By: /s/ David Marby
                                          --------------------------------------
                                       Name:  David Marby
                                       Title: Director