Form 10-K/A
period 2009-07-31
NetVentory Solutions, Inc.
filed 2010-04-21
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                (Amendment No. 1)

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

                                EXPLANATORY NOTE

This Form 10-K/A amends the Annual Report on Form 10-K of NetVentory Solutions, Inc. (the "Company") for the fiscal year ended July 31, 2009, which was filed with the U.S. Securities and Exchange Commission (the "SEC") on November 13, 2009. For the convenience of the reader, this Form 10-K/A sets forth the entire 2009 Form 10-K. However, this Form 10-K/A amends and restates only the Items set forth below.

     1.   Part II, Item 9A, Controls and Procedures; and

     2.   Part III, Item 10, Directors, Executive Officers and Corporate
          Governance;

In addition, this Form 10-K/A corrects certain minor typographical errors, and amends the signature page to include the signature of the Company's principal accounting officer.

In accordance with the rules of the SEC, this Form 10-K/A includes currently dated certifications from the Company's chief executive officer and chief financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

The Items not listed above have not been amended or modified hereby in the Form 10-K/A. Except for the amended or restated information described above, this Form 10-K/A has not been updated since the date of the Form 10-K. Events occurring after the date of the Form 10-K or other disclosures necessary to reflect subsequent events have been or will be addressed in other reports filed with the SEC subsequent to the date of the Form 10-K.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                                     PART I
ITEM 1.      Business                                                          5
ITEM 1A.     Risk Factors                                                      7
ITEM 2.      Properties                                                       12
ITEM 3.      Legal Proceedings                                                12
ITEM 4.      Submission of Matters to a Vote of Security Holders              12

                                       PART II
ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                12
ITEM 6.      Selected Financial Data                                          13

ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        13
ITEM 8.      Financial Statements and Supplementary Data                      18
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         29
ITEM 9A(T).  Controls and Procedures                                          29
ITEM 9B.     Other Information                                                30

                                    PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance           31
ITEM 11.     Executive Compensation                                           32
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  34
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     35
ITEM 14.     Principal Accountant Fees and Services                           35
ITEM 15.     Exhibits Financial Statement Schedules                           35

Signatures                                                                    36

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

ITEM 1. BUSINESS

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

We incurred net losses from our inception, February 8, 2008 to our fiscal year ended July 31, 2009 in the amount of $40,901. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

ITEM 2. PROPERTIES

EXECUTIVE OFFICES

We currently maintain our corporate office at 8th Floor-200 South Virginia Street, Reno, NV, 89501. We pay a monthly rent of $100 for this space.

ITEM 3. LEGAL PROCEEDINGS

There are no pending, nor to our knowledge threatened, legal proceedings against us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

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

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

FINANCIAL INSTRUMENTS

The Company's financial instruments consist of cash, prepaid expenses and accounts payable and due to stockholder. The amount due to stockholder is non interest-bearing. It is management's opinion that the Company is not exposed to significant interest, currency or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of July 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of July 31, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

As of July 31, 2009, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting described below which adversely affected our internal controls and which may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS

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

DAVID MARBY, BOARD MEMBER.

Mr. Marby is currently employed as a Senior Account Manager for Pixel Pro Design Studio in the Philippines, a position he held since October 2006. His responsibilities include all aspects of sales and marketing account management activities. Between January 2005 and September 2006, Mr. Marby was employed as the Customer Service Representative (CSR) Supervisor at Wi-Max Business Innovations Inc. His job responsibilities included handling all customer requests as well as sales enquiries. He assisted the sales staff in resolving problems brought forth by the company's customers and handled various aspects of staff operations.

Mr. Marby attended the Technological Institute of the Philippines from 1997 to 1998 with a focus on Civil Engineering. From 1998 to 2000, he attended AMA Computer Learning Center where he focused on computer system design and programming courses.

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

Notes:

(1) Mr. Dela Cruz has been our President and a Director since we were incorporated on February 8, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          ----------------------------------------------------------------   ----------------------------------------------
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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

For the year ended July 31, 2009, Maddox Ungar Silberstein, PLLC (formerly known as Maddox Ungar Silberstein, PLLC) billed us for $3,500 in audit fees. For the period ended July 31, 2008, Maddox Ungar Silberstein, PLLC billed us for $4,300 in audit fees, including S-1 review fees.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

                       NETVENTORY SOLUTIONS, INC.


                       By: /s/ Ronald C. Dela Cruz
                           -----------------------------------------------------
                           Ronald C. Dela Cruz
                           President and Director
                           (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures                                  Title                             Date
----------                                  -----                             ----


/s/ Ronald C. Dela Cruz             President and Director               April 20, 2010
---------------------------         (Principal Executive Officer,
Ronald C. Dela Cruz                 Principal Financial Officer
                                    and Principal Accounting Officer)


/s/ David Marby                     Director                             April 20, 2010
---------------------------
David Marby