Form 10-Q
period 2010-04-30
NetVentory Solutions, Inc.
filed 2010-06-21
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended April 30, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                           NETVENTORY SOLUTIONS, INC.
               (Exact name of registrant as specified in charter)

          Nevada                         333-153308              98-0573252
(State or other jurisdiction      (Commission File Number)     (IRS Employer
     of incorporation)                                       Identification No.)

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

As of June 21, 2010, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                           Page
                                                                           ----
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Balance Sheets as of April 30, 2010 (unaudited) and July 31, 2009
     (audited)                                                              3

     Statements of Operations for the three and nine months ended
     April 30, 2010 and 2009 and the period from inception to
     April 30, 2010 (unaudited)                                             4

     Statement of Stockholders' Equity (Deficit) for the period from
     inception to April 30, 2010 (unaudited)                                5

     Statements of Cash Flows for the nine months ended April 30, 2010
     and 2009 and the period from inception to April 30, 2010 (unaudited)   6

     Notes to Financial Statements                                          7

Item 2. Management's Discussion and Analysis or Plan of Operation          11

Item 4. Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                  15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        15

Item 3. Defaults Upon Senior Securities                                    15

Item 4. Submission of Matters to a Vote of Security Holders                15

Item 5. Other Information                                                  15

Item 6. Exhibits                                                           15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of April 30, 2010 and July 31, 2009

                                                                    April 30,          July 31,
                                                                      2010               2009
                                                                    --------           --------
                                                                   (unaudited)         (audited)
ASSETS

CURRENT ASSETS
  Cash                                                              $  2,387           $  9,756
  Prepaid expenses                                                        --              5,610
                                                                    --------           --------
      Total current assets                                             2,387             15,366
                                                                    --------           --------
OTHER ASSET
  Website                                                              9,000              9,000
                                                                    --------           --------
      Total other asset                                                9,000              9,000
                                                                    --------           --------

      Total Assets                                                  $ 11,387           $ 24,366
                                                                    ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                          $  5,900           $  3,500
  Due to stockholder                                                  12,034             12,034
                                                                    --------           --------
      Total Liabilities                                               17,934             15,534
                                                                    --------           --------

STOCKHOLDERS` EQUITY (DEFICIT) (NOTE 4)
  Common stock authorized- 100,000,000 common shares
   with a par value of $0.001
  Common stock issued and outstanding -
   2,140,000 common shares                                             2,140              2,140
  Additional paid in capital                                          44,860             44,860
  Deficit accumulated during the development stage                   (53,547)           (38,168)
                                                                    --------           --------
      Total Stockholders' Equity (Deficit)                            (6,547)             8,832
                                                                    --------           --------

      Total Liabilities and Stockholders' Equity (Deficit)          $ 11,387           $ 24,366
                                                                    ========           ========

    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three and Nine Months ended April 30, 2010 and 2009 and the period from Inception (February 8, 2008) to April 30, 2010

                                                                                                        Period from
                                                                                                         Inception
                                       Three Months    Three Months    Nine Months     Nine Months   (February 8, 2008)
                                          ended           ended          ended           ended              to
                                        April 30,       April 30,      April 30,       April 30,         April 30,
                                          2010            2009           2010            2009              2010
                                       -----------     -----------    -----------     -----------       -----------
Revenue                                $        --     $        --    $        --     $        --       $        --
                                       -----------     -----------    -----------     -----------       -----------
Expenses:
  Professional                               1,000             550          4,750          14,721            28,220
  Consulting                                   750              --          2,500              --             3,500
  Filing fees                                1,350           3,758          7,980           9,681            20,242
  General and administrative                    --             242            149             502             1,585
                                       -----------     -----------    -----------     -----------       -----------

Net (loss) before income taxes              (3,100)         (4,550)       (15,379)        (24,904)          (53,547)

Provision for income taxes                      --              --             --              --                --
                                       -----------     -----------    -----------     -----------       -----------

Net (loss)                             $    (3,100)    $    (4,550)   $   (15,379)    $   (24,904)      $   (53,547)
                                       ===========     ===========    ===========     ===========       ===========
Basic and diluted (loss) per common
 share                                 $     (0.00)    $     (0.00)   $     (0.00)    $     (0.00)
                                       ===========     ===========    ===========     ===========
Weighted average number of common
 shares outstanding                      2,140,000       2,140,000      2,140,000       2,140,000
                                       ===========     ===========    ===========     ===========

    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (unaudited) For the period from Inception (February 8, 2008) to April 30, 2010

                                                                                      Deficit
                                                                                    Accumulated
                                                  Common Shares        Additional    during the     Total
                                              Issued                     Paid In    Development     Equity
                                              Shares        Amount       Capital       Stage       (Deficit)
                                              ------        ------       -------       -----       ---------
Balance, February 8, 2008                           --     $      --    $      --    $      --     $      --

Shares issued to founder on Feb 8, 2008 @
 $0.01 per share                             1,500,000         1,500       13,500           --        15,000
Private placement at $0.05 per share on
 June 30, 2008                                 640,000           640       31,360           --        32,000
Net (loss)                                          --            --           --       (7,187)       (7,187)
                                             ---------     ---------    ---------    ---------     ---------
Balance, July 31, 2008                       2,140,000         2,140       44,860       (7,187)       39,813

Net (loss)                                          --            --           --      (30,981)      (30,981)
                                             ---------     ---------    ---------    ---------     ---------
Balance, July 31, 2009                       2,140,000         2,140       44,860      (38,168)        8,832

Net (loss)                                          --            --           --      (15,379)      (15,379)
                                             ---------     ---------    ---------    ---------     ---------

Balance, April 30, 2010                      2,140,000     $   2,140    $  44,860    $ (53,537)    $  (6,547)
                                             =========     =========    =========    =========     =========

    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited) For the Nine Months ended April 30, 2010 and 2009 and for the period from Inception (February 8, 2008) to April 30, 2010

                                                                                        Period from
                                                                                         Inception
                                                  Nine Months        Nine Months     (February 8, 2008)
                                                    ended              ended                to
                                                   April 30,          April 30,          April 30,
                                                     2010               2009               2010
                                                   --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                       $(15,379)          $(24,904)          $(53,547)
  (Increase) decrease in prepaid expenses             5,610             (8,109)                --
  Increase in accounts payable                        2,400              1,000              5,900
                                                   --------           --------           --------
Cash used in operating activities                    (7,369)           (32,013)           (47,647)
                                                   --------           --------           --------
INVESTING ACTIVITY
  Website development                                    --             (9,000)            (9,000)
                                                   --------           --------           --------
Cash used in investing activity                          --             (9,000)            (9,000)
                                                   --------           --------           --------
FINANCING ACTIVITIES
  Sale of stock                                          --                 --             47,000
  Increase in due to stockholder                         --                250             12,034
                                                   --------           --------           --------

Cash from financing activities                           --                250             59,034
                                                   --------           --------           --------
Increase (Decrease) in cash                          (7,369)           (40,763)             2,387
Cash, opening                                         9,756             40,763                 --
                                                   --------           --------           --------

Cash, closing                                      $  2,387           $     --           $  2,387
                                                   ========           ========           ========

    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010


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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010


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

As at April 30, 2010, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010


NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach.Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $11,780, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $53,547.

NOTE 6 - RELATED PARTY TRANSACTION

As at April 30, 2010, there is a balance owing to a stockholder of the Company in the amount of $12,034.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
April 30, 2010


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $53,547 as of April 30, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING  PRONOUNCEMENTS

The adoption of new accounting pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to April 30, 2010 through June 21, 2010 and has determined that it does not have any material subsequent events to disclose in these in financial statements.

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

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through April 30, 2010, we incurred a net loss of $53,547. This loss consisted primarily of incorporation costs, professional fees and filing fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through April 30, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of April 30, 2010, reflects assets of $11,387. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting. Management's assessment of the effectiveness of our internal control over financial reporting is expressed at the level of reasonable assurance that the control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system's objectives will be met.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal controls over financial reporting that occurred during the period covered by this quarterly report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

                               NETVENTORY SOLUTIONS, INC.


Date: June 21, 2010            By: /s/ Ronald C. Dela Cruz
                                   ---------------------------------------------
                               Name: Ronald C. Dela Cruz
                               Title: President and Director


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: June 21, 2010             By: /s/ David Marby
                                    --------------------------------------------
                                Name: David Marby
                                Title: Director