Form 10-K
period 2010-07-31
NetVentory Solutions, Inc.
filed 2010-11-15
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                     For the fiscal year ended July 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting and non-voting common equity held by non-affiliates as of November 15, 2010 was approximately $32,000 based upon 640,000 shares held by non-affiliates and a closing market price of $0.05 per share on January 31, 2009.

As of November 15, 2010, there were 2,140,000 shares of common stock issued and outstanding.

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

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I
ITEM 1.      Business                                                          4
ITEM 1A      Risk Factors                                                      6

ITEM 2.      Properties                                                       13
ITEM 3.      Legal Proceedings                                                13
ITEM 4.      Submission of Matters to a Vote of Security Holders              13

PART II
ITEM 5.      Market for the Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities                13
ITEM 6.      Selected Financial Data                                          14
ITEM 7.      Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        14
ITEM 8.      Financial Statements and Supplementary Data                      18
ITEM 9.      Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure                                         26
ITEM 9A.     Controls and Procedures                                          26
ITEM 9B.     Other Information                                                27

PART III
ITEM 10.     Directors, Executive Officers and Corporate Governance           28
ITEM 11.     Executive Compensation                                           29
ITEM 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters                                  30
ITEM 13.     Certain Relationships and Related Transactions, and Director
             Independence                                                     31
ITEM 14.     Principal Accountant Fees and Services                           31
ITEM 15.     Exhibits Financial Statement Schedules                           32
             Signatures                                                       33

                                     PART I

FORWARD LOOKING STATEMENTS.

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

ITEM 1A. RISK FACTORS.

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

We incurred net losses from our inception, February 8, 2008 to our fiscal year ended July 31, 2010 in the amount of $77,059. In addition, we expect to increase our operating expenses to fund our anticipated growth. We cannot assure you that any of our business strategies will be successful or that significant revenues or profitability will ever be achieved or, if they are achieved, that they can be consistently sustained or increased on a quarterly or annual basis.

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

16) WE RELY ON OUR MANAGEMENT TEAM AND NEED ADDITIONAL PERSONNEL TO GROW OUR BUSINESS, AND THE LOSS OF ONE OR MORE KEY EMPLOYEES OR OUR INABILITY TO ATTRACT AND RETAIN QUALIFIED PERSONNEL COULD HARM OUR BUSINESS.

Our success and future growth depends to a significant degree on the skills and continued services of our management team, especially Ronald C. Dela Cruz, our President. Our future success also depends on our ability to attract, retain and motivate highly skilled technical, managerial, sales, marketing and service and support personnel, including members of our management team. Competition for sales, marketing and technology development personnel is particularly intense in the software and technology industries. As a result, we may be unable to successfully attract or retain qualified personnel. Our inability to attract and retain the necessary personnel could harm our business. We have no employment agreement or insurance policy insuring the life of our president and thus we are at risk should he become incapacitated, die, or otherwise voluntarily leave our employ.

17) BECAUSE OUR DIRECTORS AND OFFICERS OWN 70% OF OUR OUTSTANDING COMMON STOCK, THEY CAN EXERT SIGNIFICANT INFLUENCE OVER CORPORATE DECISIONS THAT MAY BE DISADVANTAGEOUS TO MINORITY SHAREHOLDERS.

Our directors and officer collectively own approximately 70% of the outstanding shares of our common stock. Accordingly, they can exert significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations, the sale of all or substantially all of our assets, and a change in control. The interests of our directors and officers may differ from the interests of our other shareholders and thus result in corporate decisions that are disadvantageous to our other shareholders.

18) CURRENTLY, THERE IS NO PUBLIC MARKET FOR OUR SECURITIES, AND THERE IS NO ASSURANCE THAT ANY PUBLIC MARKET WILL EVER DEVELOP OR THAT OUR COMMON STOCK WILL BE QUOTED FOR TRADING AND, EVEN IF QUOTED, THAT A VIABLE, LIQUID MARKET WITH LOW VOLATILITY WILL DEVELOP.

Currently, our common stock is not listed on any public market, exchange, or quotation system. Although we are taking steps to enable our common stock to be publicly traded, a market for our common stock may never develop. We currently plan to apply for quotation of our common stock on the Over the Counter Bulletin Board (the "OTC Bulletin Board") upon the effectiveness of the registration statement of which this prospectus forms a part. However, our shares may never be traded on the OTC Bulletin Board or if traded, a viable public market may not materialize. Even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. If our common stock is not quoted on the OTC Bulletin Board or if a viable public market for our common stock does not develop, investors may not be able to re-sell the shares of our common stock that they have purchased, rendering their shares effectively worthless and resulting in a complete loss of their investment.

We are planning to identify a market maker to file an application with the Financial Industry Regulatory Authority, Inc. ("FINRA") on our behalf so that we may quote our shares of common stock on the OTC Bulletin Board (which is maintained by the FINRA) commencing upon the effectiveness of our registration statement of which this prospectus is a part. We cannot assure you that such market maker's application will be accepted by the FINRA. We are not permitted to file such application on our own behalf. If the application is accepted, there can be no assurances as to whether any market for our shares will develop or the prices at which our common stock will trade. If the application is accepted, we cannot predict the extent to which investor interest in us will lead to the development of an active, liquid trading market. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of the Company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

19) BECAUSE WE WILL BE SUBJECT TO "PENNY STOCK" RULES ONCE OUR SHARES ARE QUOTED ON THE OTC BULLETIN BOARD, THE LEVEL OF TRADING ACTIVITY IN OUR STOCK MAY BE REDUCED.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on NASDAQ). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our common stock may find it difficult to sell their shares.

20)  WE MAY BE EXPOSED TO POTENTIAL RISKS RESULTING FROM NEW REQUIREMENTS UNDER
     SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending July 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of fiscal 2010. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009. We have not yet begun our assessment of the effectiveness of our internal control over financial reporting and expect to incur additional expenses and diversion of management's time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements. Further, implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take a significant amount of time to complete. Also, during the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

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

The table below sets forth the range of high and low bid information for our Common Shares as quoted on the OTCBB for each of the quarters during the fiscal year ended July 31, 2010 (no quotes are available for the previous fiscal year as our stock has not traded ):

                    For the Fiscal Year Ended July 31, 2010

           For the Quarter ended              High           Low
           ---------------------              ----           ---
           October 31                          N/A           N/A
           January 31                          N/A           N/A
           April 30                          $0.07         $0.07
           July 31                             N/A           N/A

HOLDERS OF OUR COMMON STOCK

On November 15, 2010, the shareholders' list of our common stock showed 34 registered shareholder and 2,140,000 shares outstanding.

DIVIDEND POLICY

We have not paid any cash dividends on our common stock and have no present intention of paying any dividends on the shares of our common stock. Our future dividend policy will be determined from time to time by our board of directors.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2010, we had not adopted an equity compensation plan and had not granted any stock options.

Recent Sales of Unregistered Securities

During the fiscal year ended July 31, 2010 we have not sold any equity securities not registered under the Securities Act.

Purchases of Equity Securities by the Issuer and Affiliated Purchases

During each month within the fourth quarter of the fiscal year ended July 31, 2008, neither we nor any "affiliated purchaser," as that term is defined in Rule 10b-18(a)(3) under the Exchange Act, repurchased any of our Common Stock or other securities.

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

PLAN OF OPERATION

O Our plan of operation for the 12 months following the date of this prospectus is to focus on developing a strong network of international and domestic resellers who will offer our online inventory management services to small and medium sized companies. Initially, the majority of our revenue will come from the sales contracts made by the international and domestic resellers. We anticipate that a portion of our revenue will also come from sales to direct subscribers of our software. We feel that our marketing strategy of developing an international and domestic network of resellers will bring us long term profitability and allow us to grow the business over time.

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

RESULTS OF OPERATIONS

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception), through July 31, 2010.

EXPENSES

Our expenses for the twelve month periods ended July 31, 2010 and 2009, were $36,158 and $33,714, respectively. During the period from February 8, 2008 (date of inception), through July 31, 2010, we incurred expenses of $77,059. These expenses were comprised primarily of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees.

NET INCOME (LOSS)

Our net loss for the twelve-month periods ended July 31, 2010, and 2009, were $36,158 and $33,714, respectively. During the period from February 8, 2008 (date of inception), through July 31, 2010, we incurred a net loss of $77,059. This loss consisted of office rent, legal expenses, accounting expenses, SEC filing fees, transfer agent fees, as well as bank fees. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of July 31, 2010, reflects assets of $237 in the form of cash and a website. Since inception, we have sold 2,140,000 shares of common stock with gross proceeds of $47,000. However, cash resources provided from our capital formation activities have, from inception, been insufficient to provide the working capital necessary to operate our Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Silberstein Ungar, PLLC CPAs and Business Advisors
--------------------------------------------------------------------------------
                                                            Phone (248) 203-0080
                                                              Fax (248) 281-0940
                                                30600 Telegraph Road, Suite 2175
                                                    Bingham Farms, MI 48025-4586
                                                                  www.sucpas.com

To the Board of Directors
Netventory, Inc.
Reno, Nevada

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of Netventory Solutions, Inc., a Nevada Corporation, as of July 31, 2010 and 2009 and the related statements of operations, stockholders' equity (deficit), and cash flows for the period from February 8, 2008 (date of inception) through July 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Netventory Solutions, Inc., as of July 31, 2010 and 2009 and the results of its operations and cash flows for the periods then ended and from February 8, 2008 (date of inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Netventory Solutions, Inc. will continue as a going concern. As discussed in
Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are described in Note 8. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Silberstein Ungar, PLLC
----------------------------------
Bingham Farms, Michigan
November 15, 2010

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                                 Balance Sheets
                          As of July 31, 2010 and 2009

                                                                 July 31,           July 31,
                                                                   2010               2009
                                                                 --------           --------
ASSETS

CURRENT ASSETS
  Cash                                                           $    237           $  9,756
  Prepaid expenses                                                     --              5,610
                                                                 --------           --------
Total Current Assets                                                  237             15,366
                                                                 --------           --------
OTHER ASSETS
  Website                                                               0              9,000
                                                                 --------           --------
Total Other Assets                                                      0              9,000
                                                                 --------           --------

Total Assets                                                     $    237           $ 24,366
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES
  CURRENT LIABILITIES
    Accounts payable and accrued expenses                        $ 15,929           $  6,233
    Due to stockholder                                             14,367             12,034
                                                                 --------           --------
Total Liabilities                                                  30,296             18,267
                                                                 --------           --------
STOCKHOLDERS` EQUITY (DEFICIT) (NOTE 4)
  Common stock authorized -
   100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
   2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                       44,860             44,860
  Deficit accumulated during the development stage                (77,059)           (40,901)
                                                                 --------           --------
Total Stockholders' Equity (Deficit)                              (30,059)             6,099
                                                                 --------           --------

Total Liabilities and Stockholders' Equity (Deficit)             $    237           $ 24,366
                                                                 ========           ========


    The accompanying notes are an integral part of these financial statements

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                            Statements of Operations
                   For the Years Ended July 31, 2010 and 2009
        For the Period from February 8, 2008 (Inception) to July 31, 2010

                                                                                              Period from
                                                                                            February 8, 2008
                                                  Year ended            Year ended           (Inception) to
                                                    July 31,              July 31,              July 31,
                                                      2010                  2009                  2010
                                                  -----------           -----------           -----------
REVENUES                                          $        --           $        --           $        --
                                                  -----------           -----------           -----------
OPERATING EXPENSES
  Professional                                         14,949                19,904                41,152
  Consulting                                            3,250                 1,000                 4,250
  Filing fees                                           8,810                12,261                21,072
  General and administrative                              149                   549                 1,585
                                                  -----------           -----------           -----------
TOTAL OPERATING EXPENSES                               27,158                33,714                68,059
                                                  -----------           -----------           -----------

LOSS FROM OPERATIONS                                  (27,158)              (33,714)              (57,960)

OTHER EXPENSES
  Impairment charges                                    9,000                    --                 9,000
                                                  -----------           -----------           -----------
TOTAL OTHER EXPENSES                                    9,000                    --                 9,000
                                                  -----------           -----------           -----------

LOSS BEFORE PROVISON FOR INCOME TAXES                 (36,158)              (33,714)              (77,059)

PROVISION FOR INCOME TAXES                                 --                    --                    --
                                                  -----------           -----------           -----------

NET LOSS                                          $   (36,158)          $   (33,714)          $   (77,059)
                                                  ===========           ===========           ===========

NET LOSS PER SHARE: BASIC AND DILUTED             $     (0.00)          $     (0.00)
                                                  ===========           ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       2,140,000             2,140,000
                                                  ===========           ===========


    The accompanying notes are an integral part of these financial statements

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                   Statement of Stockholders' Equity (Deficit)
        For the Period from February 8, 2008 (Inception) to July 31, 2010

                                                                                Deficit
                                                                              accumulated
                                                                Additional     during the      Total
                                            Common Stock          paid in     development      Equity
                                         Shares       Amount      Capital        Stage        (Deficit)
                                         ------       ------      -------        -----        ---------
Inception, February 8, 2008                    --     $   --      $    --      $     --       $     --

Shares issued to founder on
 Feb 8, 2008 @$0.01 per share           1,500,000      1,500       13,500            --         15,000

Private placement at $0.05 per
 share on June 30, 2008                   640,000        640       31,360            --         32,000

Net loss for the period ended
 July 31, 2008                                 --         --           --        (7,187)        (7,187)
                                        ---------     ------      -------      --------       --------

Balance, July 31, 2008                  2,140,000      2,140       44,860        (7,187)        39,813

Net loss for the year ended
 July 31, 2009                                 --         --           --       (33,714)       (33,714)
                                        ---------     ------      -------      --------       --------

Balance, July 31, 2009                  2,140,000      2,140       44,860       (40,901)         6,099

Net loss for the year ended
 July 31, 2010                                 --         --           --       (36,158)       (36,158)
                                        ---------     ------      -------      --------       --------

Balance, July 31, 2010                  2,140,000     $2,140      $44,860      $(77,059)      $(30,059)
                                        =========     ======      =======      ========       ========


    The accompanying notes are an integral part of these financial statements

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                            Statements of Cash Flows
                 For the Years Ended July 31, 2010 and 2009 and
        For the Period from February 8, 2008 (Inception) to July 31, 2010

                                                                                          Period from
                                                                                        February 8, 2008
                                                    Year ended         Year ended        (Inception) to
                                                      July 31,           July 31,           July 31,
                                                        2010               2009               2010
                                                      --------           --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)                                          $(36,158)          $(33,714)          $(77,059)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Impairment charges                                  9,000                 --              9,000
  Changes in assets and liabilities:
     (Increase) decrease in prepaid expenses             5,610             (5,610)                --
     Increase in accounts payable accrued expenses       9,696              6,233              8,363
                                                      --------           --------           --------
Net cash used by operating activities                  (11,852)           (33,091)           (49,597)
                                                      --------           --------           --------
CASH FLOWS FROM INVESTING ACTIVITIES
  Website development                                       --             (9,000)            (9,000)
                                                      --------           --------           --------
Net cash used by investing activities                       --             (9,000)            (9,000)
                                                      --------           --------           --------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                        --                 --             47,000
  Increase in due to stockholder                         2,333             11,084             12,034
                                                      --------           --------           --------
Net cash provided by financing activities                2,333             11,084             59,034
                                                      --------           --------           --------

Increase (decrease) in cash                             (9,519)           (31,007)               237
Cash, beginning of period                                9,756             40,763                 --
                                                      --------           --------           --------

Cash, end of period                                   $    237           $  9,756           $    237
                                                      ========           ========           ========

Supplemental Cash Flow Information:
  Cash paid for interest                              $      0           $      0           $      0
                                                      ========           ========           ========
  Cash paid for income taxes                          $      0           $      0           $      0
                                                      ========           ========           ========


    The accompanying notes are an integral part of these financial statements

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


NOTE 1 - NATURE OF OPERATIONS

Netventory Solutions Inc. ("the Company"), incorporated in the state of Nevada on February 8, 2008, has business activities in inventory management solutions.

The company has limited operations and is considered to be in the development stage.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Development Stage Company
The accompanying financial statements have been prepared in accordance with generally accepted accounting principles related to development-stage companies. A development-stage company is one in which planned principal operations have not commenced or if its operations have commenced, and there has been no significant revenues there from.

Basis of Presentation
The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Accounting Basis
The Company uses the accrual basis of accounting and accounting principles generally accepted in the United States of America ("GAAP" accounting). The Company has adopted a July 31 fiscal year end.

Cash and Cash Equivalents
Netventory considers all highly liquid investments with maturities of three months or less to be cash equivalents. At July 31, 2010 and 2009, the Company had $237 and $9,756 of cash, respectively.

Fair Value of Financial Instruments
The Company's financial instruments consist of accounts payable - trade, accounts payable - related party, accrued expenses, and notes payable - related party. The carrying amount of these financial instruments approximates fair value due either to length of maturity or interest rates that approximate prevailing market rates unless otherwise disclosed in these financial statements.

Income Taxes
Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition
The Company recognizes revenue when products are fully delivered or services have been provided and collection is reasonably assured.

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Basic Income (Loss) Per Share
Basic income (loss) per share is calculated by dividing the Company's net loss applicable to common shareholders by the weighted average number of common shares during the period. Diluted earnings per share is calculated by dividing the Company's net income available to common shareholders by the diluted weighted average number of shares outstanding during the year. The diluted weighted average number of shares outstanding is the basic weighted number of shares adjusted for any potentially dilutive debt or equity. There are no such common stock equivalents outstanding as of July 31, 2010.

Stock-Based Compensation
Stock-based compensation is accounted for at fair value in accordance with ASC Topic 718. There has been no stock-based compensation issued during the period from February 8, 2009 (date of inception to July 31, 2010 and the Company has not adopted a stock option plan or granted any stock options in that period.

Recent Accounting Pronouncements
Netventory  does  not  expect  the  adoption  of  recently   issued   accounting
pronouncements to have a significant impact on the Company's results of operations, financial position or cash flow.

NOTE 3 - ACCRUED EXPENSES

Accrued expenses consisted of the following as of July 31, 2010 and 2009:

                                                2010             2009
                                              -------          -------
          Accrued accounting fees             $ 4,330          $ 1,000
          Accrued audit fees                    3,700            3,500
          Accrued legal fees                    7,599            1,733
          Accrued transfer fees                   300                0
                                              -------          -------
              Total Accrued Expenses          $15,929          $ 6,233
                                              =======          =======

NOTE 4 - DUE TO STOCKHOLDER

The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment. During the year ended July 31, 2010, an additional $2,333 was loaned to the company. The total amount due to the shareholder was $14,367 as of July 31, 2010.

NOTE 5 - STOCKHOLDERS' EQUITY

Common Shares - Authorized
The company has 100,000,000 common shares authorized at a par value of $0.001 per share.

Common Shares - Issued and Outstanding
During the period ended July 31, 2008, the company issued 2,140,000 common shares for total proceeds of $47,000.

There are 2,140,000 shares of common stock issued and outstanding as of July 31, 2010. As at July 31, 2010, the company has no warrants or options outstanding.

                            Netventory Solutions Inc.
                          (A Development Stage Company)
                          Notes to Financial Statements
                                  July 31, 2010


NOTE 6 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach for deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $16,953, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $77,059.

NOTE 7 - RELATED PARTY TRANSACTION

As at July 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $14,367. See Note 4.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

NOTE 8 - GOING CONCERN

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

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $77,059 as of July 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to July 31, 2010 through November 15, 2010 and has determined that it does not have any material subsequent events to disclose in these in financial statements.

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

As of July 31, 2010, our principal executive officer and principal financial officer assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, he concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our principal executive officer and principal financial officer considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (1) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; and (3) ineffective controls over period end financial disclosure and reporting processes. The aforementioned material weaknesses were identified by our principal executive officer and principal financial officer in connection with the audit of our financial statements as of July 31, 2010.

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

As required by Rule 13a-15/15d-15 under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"), as of July 31, 2009, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, our President (Principal Executive Officer and Principal Financial Officer). Based upon the results of that evaluation, our management has concluded that, as of July 31, 2009, our disclosure controls and procedures were effective, in that they provide reasonable assurance that material information related to our Company required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC"s rules and forms, and that such information is accumulated and communicated to management to allow timely decisions on required disclosure.

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

We anticipate that these initiatives will be at least partially, if not fully, implemented by December 31, 2010. Additionally, we plan to test our updated controls and remediate our deficiencies by July 31, 2011.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE EXECUTIVE OFFICER AND DIRECTORS.

Our officers and directors and their ages and positions are as follows:

     Name                       Age               Position
     ----                       ---               --------

Ronald C. Dela Cruz             34            President and Director

David Marby                     29            Director

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

ITEM 11. EXECUTIVE COMPENSATION.

The particulars of compensation paid to the following persons during the fiscal period ended July 31, 2010 are set out in the summary compensation table below:

     *    our Chief Executive Officer (Principal Executive Officer);
     *    our Chief Financial Officer (Principal Financial Officer);
     * each of our three most highly compensated executive officers, other than the Principal Executive Officer and the Principal Financial Officer, who were serving as executive officers at the end of the fiscal year ended July 31, 2010; and
     * up to two additional individuals for whom disclosure would have been provided under the item above but for the fact that the individual was not serving as our executive officer at the end of the fiscal year ended July 31, 2010;

          (collectively, the "Named Executive Officers"):

                           SUMMARY COMPENSATION TABLE

                                                                        Non-Equity    Nonqualified
                                                                         Incentive      Deferred
                     Fiscal Year                      Stock    Option       Plan      Compensation    All Other
                       Ended       Salary    Bonus    Awards   Awards   Compensation    Earnings     Compensation   Total
Name                  July 31,       ($)      ($)      ($)       ($)        ($)            ($)           ($)         ($)
----                   -----       ------    -----    ------   ------   ------------    --------     ------------   -----
Mr. Ronald C. Dela     2010         0         0        0        0           0              0             0            0
Cruz (1)               2009         0         0        0        0           0              0             0            0

Notes:

(1) Mr. Dela Cruz has been our President and a Director since we were incorporated on February 8, 2008.

                  OUTSTANDING EQUITY AWARDS AT FISCAL YEAR END

                                      Option Awards                                             Stock Awards
          ----------------------------------------------------------------   ---------------------------------------------
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

COMPENSATION OF DIRECTORS

All directors receive reimbursement for reasonable out-of-pocket expenses in attending board of directors meetings and for promoting our business. From time to time we may engage certain members of the board of directors to perform services on our behalf. In such cases, we compensate the members for their services at rates no more favorable than could be obtained from unaffiliated parties. Our directors have not received any compensation for the fiscal year ended July 31, 2010.

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

As at July 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $14,367.

The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

For the year ended July 31, 2010, Maddox Ungar Silberstein, PLLC billed us for $3,500 in audit fees.

REVIEW FEES

Maddox Ungar Silberstein, PLLC billed us $2,250 for reviews of our quarterly financial statements in 2010 that are not reported under Audit Fees above.

TAX AND ALL OTHER FEES

We did not pay any fees to Maddox Ungar Silberstein, PLLC for tax compliance, tax advice, tax planning or other work during our fiscal year ended July 31, 2010

PRE-APPROVAL POLICIES AND PROCEDURES

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

                                          NETVENTORY SOLUTIONS, INC.


                                          By: /s/ Ronald C. Dela Cruz
                                              ----------------------------------
                                              Ronald C. Dela Cruz
                                              President and Director
                                              (Principal Executive and Principal
                                              Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

        Signatures                           Title                             Date
        ----------                           -----                             ----


/s/ Ronald C. Dela Cruz                President and Director                November 15, 2010
------------------------------         (Principal Executive and
Ronald C. Dela Cruz                    Principal Financial Officer)


/s/ David Marby                        Director                              November 15, 2010
------------------------------
David Marby