Form 10-Q
period 2010-10-31
NetVentory Solutions, Inc.
filed 2010-12-20
CIK 1444307

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                 For the quarterly period ended October 31, 2010

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to ___________


                           NETVENTORY SOLUTIONS, INC.
               (Exact name of registrant as specified in charter)

           Nevada                      333-153308                98-0573252
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

As of December 20, 2010, 2,140,000 shares of the issuer's common stock, $0.001 par value, were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements                                                   3

     Balance Sheets as of October 31, 2010 (unaudited) and July 31, 2010       3

     Statements of Operations for the three months ended October 31, 2010
     and 2009 and the period from inception to October 31, 2010 (unaudited)    4

     Statement of Stockholders' Equity (Deficit) for the period from
     inception to October 31, 2010 (unaudited)                                 5

     Statements of Cash Flows for the three months ended October 31, 2010
     and 2009 and the period from inception to October 31, 2010 (unaudited)    6

     Notes to Financial Statements                                             7

Item 2. Management's Discussion and Analysis or Plan of Operation             11

Item 4. Controls and Procedures                                               14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults Upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     15

Item 6. Exhibits                                                              15

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Netventory Solutions Inc.
(A Development Stage Company)
Balance Sheets
As of October 31, 2010 and July 31, 2010

                                                                 October 31,         July 31,
                                                                    2010               2010
                                                                  --------           --------
                                                                 (unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                            $    237           $    237
                                                                  --------           --------

Total current assets                                                   237                237
                                                                  --------           --------

Total Assets                                                      $    237           $    237
                                                                  ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
  Accounts payable and accrued liabilities                        $ 13,879           $ 15,929
  Due to stockholder                                                18,867             14,367
                                                                  --------           --------

Total Liabilities                                                   32,746             30,296
                                                                  --------           --------
STOCKHOLDERS` EQUITY (DEFICIT) (NOTE 4)
  Common stock authorized -
    100,000,000 common shares with a par value of $0.001
  Common stock issued and outstanding -
    2,140,000 common shares                                          2,140              2,140
  Additional paid in capital                                        44,860             44,860
  Deficit accumulated during the development stage                 (79,509)           (77,059)
                                                                  --------           --------

Total Stockholders' Equity (Deficit)                               (32,509)           (30,059)
                                                                  --------           --------

Total Liabilities and Stockholders' Equity (Deficit)              $    237           $    237
                                                                  ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Operations (unaudited)
For the Three Months ended October 31, 2010 and 2009 and the period from Inception (February 8, 2008) to October 31, 2010

                                                                                                     Period
                                                                                                  from Inception
                                                        Three Months         Three Months       (February 8, 2008)
                                                           ended                ended                  to
                                                         October 31,          October 31,          October 31,
                                                            2010                 2009                 2010
                                                         ----------           ----------           ----------
Revenue                                                  $       --           $       --           $       --
                                                         ----------           ----------           ----------
EXPENSES:
  Professional                                                1,500                3,300               42,652
  Consulting                                                    750                1,000                5,000
  Filing fees                                                   200                3,200               21,272
  General and administrative                                     --                  149                1,585
                                                         ----------           ----------           ----------

Net (loss) from operations                                   (2,450)              (7,649)             (70,509)

OTHER EXPENSES:
  Impairment charges                                             --                   --               (9,000)
                                                         ----------           ----------           ----------

Loss before income taxes                                     (2,450)              (7,649)             (79,509)

Provision for income taxes                                       --                   --                   --
                                                         ----------           ----------           ----------

Net (loss)                                               $   (2,450)          $   (7,649)          $  (79,509)
                                                         ==========           ==========           ==========

Basic and diluted (loss) per common share                $    (0.00)          $    (0.00)
                                                         ==========           ==========

Weighted average number of common shares outstanding      2,140,000            2,140,000
                                                         ==========           ==========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statement of Stockholders' Equity (Deficit) (unaudited)
For the period from Inception (February 8, 2008) to October 31, 2010

                                                                                Deficit
                                                                              accumulated
                                                                Additional     during the
                                            Common Stock          paid in     development      Total
                                         Shares       Amount      Capital        Stage         Equity
                                         ------       ------      -------        -----         ------
Inception, February 8, 2008                    --     $   --      $    --      $     --       $     --

Shares issued to founder on
 Feb 8, 2008 @$0.01 per share           1,500,000      1,500       13,500            --         15,000

Private placement at $0.05 per
 share on June 30, 2008                   640,000        640       31,360            --         32,000

Net (loss)                                     --         --           --        (7,187)        (7,187)
                                        ---------     ------      -------      --------       --------

Balance, July 31, 2008                  2,140,000      2,140       44,860        (7,187)        39,813

Net (loss)                                     --         --           --       (33,714)       (33,714)
                                        ---------     ------      -------      --------       --------

Net (loss)                                     --         --           --       (36,158)        (7,649)
                                        ---------     ------      -------      --------       --------

Balance, July 31, 2010                  2,140,000      2,140       44,860       (77,059)       (30,059)

Net (loss)                                     --         --           --        (2,450)        (2,450)
                                        ---------     ------      -------      --------       --------

Balance, October 31, 2010               2,140,000     $2,140      $44,860      $(79,509)      $(32,509)
                                        =========     ======      =======      ========       ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
For the Three Months ended October 31, 2010 and 2009 and for the period from Inception (February 8, 2008) to October 31, 2010

                                                                                        Period
                                                                                     from Inception
                                               Three Months       Three Months     (February 8, 2008)
                                                  ended              ended                to
                                                October 31,        October 31,        October 31,
                                                   2010               2009               2010
                                                 --------           --------           --------
OPERATING ACTIVITIES
  Net (loss)                                     $ (2,450)          $ (7,649)          $(79,509)
  Non-cash item
    Write-down of web development costs                --                 --              9,000
  Increase in prepaid expenses                         --              2,500                 --
  (Increase) in accounts payable                   (2,050)               300             13,879
                                                 --------           --------           --------

      Cash used in operating activities            (4,500)            (4,849)           (56,630)
                                                 --------           --------           --------
INVESTING ACTIVITY
  Website development                                  --                 --             (9,000)
                                                 --------           --------           --------

      Cash used in investing activity                  --                 --             (9,000)
                                                 --------           --------           --------
FINANCING ACTIVITIES
  Sale of stock                                        --                 --             47,000
  Increase in due to stockholder                    4,500                 --             18,867
                                                 --------           --------           --------

      Cash from financing activities                4,500                 --             65,867
                                                 --------           --------           --------

Increase (Decrease) in cash                            --             (4,849)               237
Cash, opening                                         237              9,756                 --
                                                 --------           --------           --------

Cash, closing                                    $    237           $  4,907           $    237
                                                 ========           ========           ========


    The accompanying notes are an integral part of these financial statements

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2010


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

BASIS OF PRESENTATION

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. We believe that the disclosures are adequate to make the financial information presented not misleading. These condensed financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto for the year ended July 31, 2010. All adjustments were of a normal recurring nature unless otherwise disclosed. In the opinion of management, all adjustments necessary for a fair statement of the results of operations for the interim period have been included. The results of operations for such interim periods are not necessarily indicative of the results for the full year.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2010


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

As at October 31, 2010, the company has no warrants or options outstanding.

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2010


NOTE 5 - INCOME TAXES

The Company provides for income taxes using an asset and liability approach.Deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax bases of assets and liabilities and the tax rates in effect currently.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. In the Company's opinion, it is uncertain whether they will generate sufficient taxable income in the future to fully utilize the net deferred tax asset. Accordingly, a valuation allowance equal to the deferred tax asset has been recorded. The total deferred tax asset is $17,491, which is calculated by multiplying a 22% estimated tax rate by the cumulative NOL of $79,509.

NOTE 6 - RELATED PARTY TRANSACTION

As at October 31, 2010, there is a balance owing to a stockholder of the Company in the amount of $18,867.

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

Netventory Solutions Inc.
(A Development Stage Company)
Notes to Financial Statements
October 31, 2010


NOTE 7 - GOING CONCERN (CONTINUED)

The Company's activities to date have been supported by equity financing. It has sustained losses in all previous reporting periods with an inception to date loss of $79,509 as of October 31, 2010. Management continues to seek funding from its shareholders and other qualified investors to pursue its business plan. In the alternative, the Company may be amenable to a sale, merger or other acquisition in the event such transaction is deemed by management to be in the best interests of the shareholders.

NOTE 8 - RECENT ACCOUNTING PRONOUNCEMENTS

The adoption of new accounitng pronouncements is not expected to have a material effect on the Company's current financial position, results or operations, or cash flows.

NOTE 9 - SUBSEQUENT EVENTS

The Company has analyzed its operations subsequent to October 31, 2010 through December 20, 2010 and has determined that it does not have any material subsequent events to disclose in these in financial statements.

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

This discussion and analysis should be read in conjunction with the unaudited interim financial statements and notes thereto included in this report and the audited financials in our registration statement on Form 10-K for the period ended July 31, 2010.

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

RESULTS OF OPERATIONS

During the period from February 8, 2008 (date of inception) through October 31, 2010, we incurred a net loss of $79,509. This loss consisted primarily of incorporation costs, professional fees, filing fees and a write-down of web development costs. Since inception, we have sold 2,140,000 shares of common stock.

PURCHASE OR SALE OF EQUIPMENT

We do not expect to purchase or sell any plant or significant equipment. We have leased web hosting space needed for hosting our website at a cost of $240 annually.

REVENUES

We had no revenues for the period from February 8, 2008 (date of inception) through October 31, 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our balance sheet as of October 31, 2010, reflects assets of $237. Cash and cash equivalents from inception to date have been insufficient to provide the working capital necessary to operate to date.

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

                               NETVENTORY SOLUTIONS, INC.


Date: December 20, 2010        By: /s/ Ronald C. Dela Cruz
                                   ---------------------------------------------
                               Name: Ronald C. Dela Cruz
                               Title: President and Director


In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated:


Date: December 20, 2010         By: /s/ David Marby
                                    --------------------------------------------
                                Name: David Marby
                                Title: Director