Form 10-Q
period 2011-01-31
ONCOSEC MEDICAL Inc
filed 2011-03-22
CIK 1444307

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended January 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 333-153308

ONCOSEC MEDICAL INCORPORATED
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0573252 (IRS Employer Identification No.)

8th Floor—200 South Virginia Street, Reno, NV 89501
(Address of principal executive offices) (zip code)

775.562.0504
(Registrant's telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)

Yes ☐    No ☐ (Not currently applicable to the Registrant)

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

         68,480,000 shares of the registrant's common stock were issued and outstanding as of March 18, 2011.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2011

OncoSec Medical Incorporated
(formerly Netventory Solutions Inc.)
(A Development Stage Company)

Balance Sheets

As of January 31, 2011 and July 31, 2010

	(unaudited) January 31, 2011	July 31, 2010
Assets
Current assets
Cash	$3,692	$237
Prepaid expenses	1,650	—

Total current assets	5,342	237

Total Assets	$5,342	$237

Liabilities and Stockholders' Deficit
Liabilities
Current liabilities
Accounts payable and accrued liabilities	$8,330	$15,929
Due to stockholder	33,867	14,367

Total Liabilities	42,197	30,296

Stockholders' Deficit
Common stock authorized— 3,200,000,000 common shares with a par value of $0.0001
Common stock issued and outstanding— 68,480,000 common shares	6,848	6,848
Additional paid in capital	40,152	40,152
Deficit accumulated during the development stage	(83,855)	(77,059)

Total Stockholders' Deficit	(36,855)	(30,059)

Total Liabilities and Stockholders' Deficit	$5,342	$237

The accompanying notes are an integral part of these financial statements

OncoSec Medical Incorporated
(formerly Netventory Solutions Inc.)
(A Development Stage Company)

Statements of Operations (unaudited)

For the Three and Six Months ended January 31, 2011 and 2010 and the period from Inception (February 8, 2008) to January 31, 2011

	Three Months ended January 31, 2011	Three Months ended January 31, 2010	Six Months ended January 31, 2011	Six Months ended January 31, 2010	Period from Inception (February 8, 2008) to January 31, 2011
Revenue	$—	$—	$—	$—	$—

Expenses:
Professional	1,500	450	3,000	3,750	44,152
Consulting	750	750	1,500	1,750	5,750
Filing fees	2,084	3,431	2,284	6,631	23,356
General and administrative	12	—	12	149	1,597

Loss from operations	(4,346)	(4,630)	(6,796)	(12,280)	(74,855)
Other expenses:
Impairment charges	—	—	—	—	(9,000)

Net loss before income taxes	(4,346)	(4,630)	(6,796)	(12,280)	(83,855)
Provision for income taxes	—	—	—	—	—

Net loss	$(4,346)	$(4,630)	$(6,796)	$(12,280)	$(83,855)

Basic and diluted net loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares used in computing basic and diluted net loss per common share	68,480,000	68,480,000	68,480,000	68,480,000

The accompanying notes are an integral part of these financial statements

OncoSec Medical Incorporated
(formerly Netventory Solutions Inc.)
(A Development Stage Company)

Statement of Stockholders' Deficit (unaudited)

For the period from Inception (February 8, 2008) to January 31, 2011

	Common Shares(1)			Deficit Accumulated during the Development Stage
	Issued Shares	Amount	Additional Paid In Capital		Total
Balance, February 8, 2008	—	$—	$—	$—	$—
Shares issued to founder on Feb 8, 2008 @ $0.01 per share	48,000,000	4,800	10,200	—	15,000
Private placement at $0.05 per share on June 30, 2008	20,480,000	2,048	29,952	—	32,000
Net loss	—	—	—	(7,187)	(7,187)

Balance, July 31, 2008	68,480,000	6,848	40,152	(7,187)	39,813
Net loss	—	—	—	(33,714)	(33,714)

Balance, July 31, 2009	68,480,000	6,848	40,152	(38,168)	8,832
Net loss	—	—	—	(36,158)	(7,649)

Balance, July 31, 2010	68,480,000	6,848	40,152	(77,059)	(30,059)
Net loss	—	—	—	(6,796)	(6,796)

Balance, January 31, 2011	68,480,000	$6,848	$40,152	$(83,855)	$(36,855)

(1)
Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these financial statements

OncoSec Medical Incorporated
(formerly Netventory Solutions Inc.)
(A Development Stage Company)

Statements of Cash Flows (unaudited)

For the Six Months ended January 31, 2011 and 2010 and
for the period from Inception (February 8, 2008) to January 31, 2011

	Six Months ended January 31, 2011	Six Months ended January 31, 2010	Period from Inception (Feb 8, 2008) to January 31, 2011
Operating activities
Net loss	$(6,796)	$(12,280)	$(83,855)
Adjustments to reconcile net loss to net cash used in operating activities:
Write-down of web development costs	—	—	9,000
(Increase) Decrease in prepaid expenses	(1,650)	5,000	(1,650)
Decrease (Increase) in accounts payable	(7,599)	351	8,330

Net cash used in operating activities	(16,045)	(6,929)	(68,175)

Investing activity
Cost of website development	—	—	(9,000)

Net cash used in investing activity	—	—	(9,000)

Financing activities
Net proceeds from issuance of common stock	—	—	47,000
Proceeds from increase in due to stockholder	19,500	—	33,867

Net cash provided from financing activities	19,500	—	80,867

Net increase (decrease) in cash	3,455	(6,929)	3,692
Cash, at beginning of period	237	9,756	—

Cash, at end of period	$3,692	$2,827	$3,692

The accompanying notes are an integral part of these financial statements

NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

        OncoSec Medical Incorporated ("the Company"), was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions. On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and, as a result, changed its name to OncoSec Medical Incorporated. The Company has limited operations and is considered to be in the development stage.

        The financial statements included herein have been prepared by OncoSec Medical Incorporated without audit, in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and Article 10 of Regulation S-X. Certain information and footnote disclosures normally included in the financial statements prepared in accordance with U.S. generally accepted accounting principles ("GAAP"), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the financial condition, results of operations and cash flows for the periods presented. The unaudited financial statements presented herein should be read in conjunction with our audited financial statements for our most recently completed fiscal year ended July 31, 2010 ("Fiscal 2010") and their accompanying notes, as filed with the SEC in our 10-K on November 15, 2010.

        The preparation of our financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three month period ended January 31, 2011, and for the six month period ended January 31, 2011 are not necessarily indicative of the results of operations for the full year, or any future periods.

Note 2—Significant Accounting Policies

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

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the year. The more significant area requiring the use of estimates includes asset impairment. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Loss Per Share

        We compute basic net loss per common share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 2—Significant Accounting Policies (Continued)

amounts assume the conversion, exercise or issuance of all potential common stock equivalents. The Company has not issued any potentially dilutive common stock equivalents.

New Accounting Pronouncements

        In June 2009, the FASB issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer's variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity's economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance became effective for us on August 1, 2010, however it did not have a material impact on our financial statements.

        In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management's estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The guidance became effective for us on August 1, 2010, however it did not have a material impact on our financial statements.

        In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. We adopted the guidance in the third quarter of Fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (our fiscal quarter ending April 30, 2011). The adoption of the guidance did not have a material impact on our financial statements, and we do not currently expect the adoption of this guidance to have a material impact on our financial statements in future periods.

        In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance became effective for us on a prospective basis for milestones achieved beginning with the First Quarter; however it did not have a material impact on our financial statements. We will continue to evaluate this guidance, however we do not expect it to have a material impact on our financial statements for future periods.

Note 3—Cash and Liquidity

        We consider all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 3—Cash and Liquidity (Continued)

        The Company's activities to date have been supported by equity and debt financing. It has sustained losses in all previous reporting periods with an inception to date loss of $83,855 as of January 31, 2011.

        We do not currently believe that our existing cash resources are sufficient to meet our anticipated needs during the next twelve months. We will require additional financing to fund our planned operations, including commercializing of any assets obtained upon the completion of the transaction contemplated by the Asset Purchase Agreement further described in Note 7, seeking to license or acquire new assets, researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business. Since inception we have funded our operations primarily through equity and debt financings and we expect that we will continue to fund our operations through equity and debt financing. If we raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

        The accompanying financial statements have been prepared assuming that the company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The financial statements do not include any adjustments that might result from this uncertainty.

Note 4—Equity and Common Stock Transactions

        The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Note 5—Income Taxes

        We use the asset and liability method of accounting for income taxes, in accordance with ASC 740-10 (formerly SFAS 109), which requires that we recognize deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of October 31, 2010 and January 31, 2011, we had a full valuation allowance on our deferred tax assets.

Note 6—Related Party Transaction

        As of January 31, 2011, there is a balance owing to a stockholder of the Company in the amount of $33,867. The amount owing to stockholder is unsecured, non-interest bearing and has no specific terms of repayment.

        The officers and directors of the Company are involved in other business activities and may, in the future, become involved in other business opportunities that become available. They may face a conflict

NOTES TO FINANCIAL STATEMENTS (UNAUDITED) (Continued)

Note 6—Related Party Transaction (Continued)

in selecting between the Company and other business interests. The Company has not formulated a policy for the resolution of such conflicts.

Note 7—Subsequent Events

        On March 1, 2011, the Company completed a merger with its subsidiary, OncoSec Medical Incorporated, a Nevada corporation, which was incorporated solely to effect a change in the Company's name. As a result, the Company has changed its name from "Netventory Solutions Inc." to "OncoSec Medical Incorporated".

        On March 1, 2011 the Company affected a 32 for one forward stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital has increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and its outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock. The accompanying financial statements and have been retroactively adjusted to reflect the effects of the forward stock split that occurred after the date of the most recent financial statements.

        On March 14, 2011, the Company entered an the Asset Purchase Agreement (the "Asset Purchase Agreement") with Inovio Pharmaceuticals, Inc. ("Inovio"), whereby the Company has agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation technology ("SECTA"), including, among other things: (a) certain patents, including patent applications, and trademarks, and all goodwill associated therewith related to the SECTA technology; (b) certain equipment, machinery, inventory and other intangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts (the "Assigned Contracts") related to the technology. In return, the Company will pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.

        In connection with the closing of the Asset Purchase Agreement, the Company expects to enter into a cross-license agreement with Inovio. Under the terms of the agreement, the Company will grant Inovio a fully paid-up, exclusive, worldwide license to certain of the SECTA technology patents in the field of use of electroporation. Inovio will also grant the Company a non-exclusive, worldwide license to certain non-SECTA technology patents in consideration for the following: (a) a fee for any sublicense of the Inovio technology; (b) a royalty on net sales of any business we develop with the Inovio technology; (c) repayment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license. In addition, the Company will also agree not to transfer this non-exclusive license apart from the assigned intellectual property.

        On March 18, 2011, the Company closed a private placement whereby it issued 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the private placement.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

        This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements, including statements about:

  •
  Our business plan;

  •
  Our plan of operations over the next 12 months;

  •
  Our need to obtain future financing;

  •
  Our expectations regarding the closing of the asset purchase agreement with Inovio Pharmaceuticals, Inc.; and

  •
  Our expectation that we will be able to raise capital when we need it.

        These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" and the risks set out below, any of which may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks include, by way of example and not in limitation, risks related to:

  •
  General economic and business conditions;

  •
  Our independent auditors have expressed substantial doubt about our ability to continue as a going concern;

  •
  Our limited operating history;

  •
  Our ability to recruit and retain qualified personnel;

  •
  Our ability to manage future growth;

  •
  Our ability to develop our planned products;

  •
  Our ability to complete the asset purchase agreement with Inovio Pharmaceuticals, Inc.; and

  •
  Our ability to protect our intellectual property.

        Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity or performance. These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not intend to update any of these forward-looking statements.

        As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms "the Company", "we", "us" and "our" refer to OncoSec Medical Incorporated.

Corporate Overview

Corporate History

        We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc. Effective March 1, 2011, we completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from "Netventory Solutions Inc." to "OncoSec Medical Incorporated".

        In addition, effective March 1, 2011 we affected a 32 for one forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital has increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value. Following the effectiveness of the forward split our issued and outstanding capital stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock.

        On March 14, 2011, we entered into an asset purchase agreement (the "Asset Purchase Agreement") with Inovio Pharmaceuticals, Inc. ("Inovio"), whereby we have agreed to acquire certain assets (the "Purchased Assets") related to certain non-DNA vaccine technology and selective electrochemical tumor ablation ("SECTA"), including, among other things:

  (a)
  certain equipment, machinery, inventory and other tangible assets related to the SECTA technology;

  (b)
  certain engineering and quality documentation related to the SECTA technology;

  (c)
  the assignment of certain contracts (the "Assigned Contracts") related to the SECTA technology; and

  (d)
  certain patents, including patent applications, and trademarks, and all goodwill associated therewith related to the SECTA technology (the "Assigned IP").

        We will pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement for the Purchased Assets and a royalty on commercial product sales related to the SECTA technology. We anticipate that the closing of the Asset Purchase Agreement will occur in the near future.

        In connection with the closing of the Asset Purchase Agreement, we will also enter into a cross-license agreement with Inovio. Under the terms of the cross-license, we will grant Inovio a fully paid-up, exclusive, worldwide license to certain of the SECTA technology patents in the field of use of electroporation to deliver genes and/or nucleic acids, outside of those encoding cytokines as active agent only. Inovio will also grant us a non-exclusive, worldwide license to certain non-SECTA technology patents, for the following consideration:

  (a)
  a fee for any sublicense of the Inovio technology;

  (b)
  a royalty on net sales of any business we develop with the Inovio technology; and

  (c)
  repayment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license.

        We will also agree not to transfer this non-exclusive license apart from the Assigned IP.

Current Business

        We are currently based in Reno, Nevada, but anticipate moving our corporate operations to San Diego, California, in the near future. Our current business is the provision of online inventory services to small and medium sized companies. However, upon the completion of the Asset Purchase

Agreement, we expect to abandon our efforts in the online inventory services industry and focus on the design, development and commercialization of innovative and proprietary medical approaches for the treatment of solid cancers that have unmet medical needs or where currently approved therapies are inadequate based on their efficacy level or side-effect profile.

Plan of Operation

        Our primary objectives for the next twelve month period are to complete the Asset Purchase Agreement and to pursue commercialize our planned products and to identify additional products for acquisition and development. We have begun a search for industry experts to expand our management team and better position our company.

        Our plan of operation over the next 12 months is to continue development of our planned products and to license or acquire additional pharmaceutical products for development, reformulation, and commercialization. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

Results of Operations for the Three and Six Months Ended January 31, 2011 VS. Three and Six Months Ended January 31, 2010.

        The following discussion of our financial condition and results of operations should be read together with the unaudited interim financial statements and the notes to the unaudited interim financial statements included in this quarterly report.

        Our operating results for the three and six month periods ended January 31, 2011 and January 31, 2010 are summarized as follows:

	Three Month Period Ended January 31, 2011 ($)	Three Month Period Ended January 31, 2010 ($)	Six Month Period Ended January 31, 2011 ($)	Six Month Period Ended January 31, 2010 ($)
Revenue	—	—	—	—
Expenses	4,346	4,630	6,796	12,280

Net Loss	4,346	4,630	6,796	12,280

Revenue

        We had no revenues in the three and six month periods ended January 31, 2011 and January 31, 2010.

Expenses

        Operating expenses for the three and six month periods ended January 31, 2011 and January 31, 2010 are summarized as follows:

	Three Month Period Ended January 31, 2011 ($)	Three Month Period Ended January 31, 2010 ($)	Six Month Period Ended January 31, 2011 ($)	Six Month Period Ended January 31, 2010 ($)
Professional	1,500	450	3,000	3,750
Consulting	750	750	1,500	1,750
Filing fees	2,084	3,431	2,284	6,631
General and Administrative	12	—	12	149

Total Operating Expenses	4,346	4,630	6,796	12,280

        Our operating expenses in the three month period ended January 31, 2011 decreased $284, or 6.1%, when compared to the three month period ended January 31, 2010. This decrease was due to a decrease in filing fees, offset by an increase in audit professional fees.

        Our operating expenses in the six month period ended January 31, 2011 decreased $5,484, or 44.7%, when compared to the six month period ended January 31, 2010. This decrease was primarily due to a decrease in filing fees.

Liquidity and Capital Resources

Working Capital

        Our working capital results as at January 31, 2011 and July 31, 2010 are summarized as follows:

	At January 31, 2011 ($)	At July 31, 2010 ($)
Current assets	5,342	237
Current liabilities	42,197	30,296

Working capital deficiency	(36,855)	(30,059)

Current Assets

        The increase in our current assets was primarily due to an increase in cash from $237 as at July 31, 2010 to $3,692 as at January 31, 2011 and an increase in prepaid expenses from $nil as at July 31, 2010 to $1,650 as at January 31, 2011.

Current Liabilities

        Current liabilities at January 31, 2011 increased to $42,197 from $30,296 as at July 31, 2010. This increase was primarily due to an increase in a loan to our company from a stockholder.

Cash Flow

Cash Flow Used in Operating Activities

        Cash used in operating activities for the six months ended January 31, 2011 was $16,045, as compared to $6,929 used in operating activities for the six months ended January 31, 2010.

Cash Flow Provided by Investing Activities

        No cash was provided by investing activities in the six months ended January 31, 2011 or 2010.

Cash Flow Provided by Financing Activities

        Cash provided by financing activities for the six months ended January 31, 2011 was primarily related to an increase in the loan received from a stockholder of $19,500, as compared to $Nil in the six months ended January 31, 2010.

Cash Requirements

        Our primary objectives for the next twelve-month period are to complete the Asset Purchase Agreement, commercialize our planned products and to identify additional products for acquisition and development. We have begun a search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

        Specifically and assuming the completion of the transactions contemplated by the Asset Purchase Agreement, we estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$861,000
Employee compensation	840,000
General and administration	207,000
Professional services fees	192,000
Regulation and compliance	500,000
Total:	$2,600,000

        There can be no assurance that we will be able to raise sufficient funds to meet our operating expenses and working capital requirements. We may be unable to identify any product or other assets that we consider attractive enough to license or acquire, and if we do so, we may be unable to raise the funds necessary to license or acquire such products. There can be no assurance that we will be able to raise funds when needed or, if funds are available to us, that they can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we may be forced to cease the operation of our business.

Recent Financing

        On March 18, 2011, we issued 1,456,000 units (each, a "Unit") at a price of $0.75 per Unit for gross proceeds of $1,092,000. Each Unit consisted of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of five years from closing. We issued 1,456,000 Units to three subscribers, each of whom represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933. We expect to use $250,000 of the proceeds as the first payment to Inovio pursuant to the Asset Purchase Agreement. We anticipate we will use the remaining $842,000 for general working capital.

Future Financing

        We will require additional financing to fund our planned operations, including commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets, and more particularly the market for early development stage pharmaceutical company stocks, persist.

        Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

        Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future. If we raise additional financing by issuing equity securities, our existing stockholders' ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

Going Concern

        As at January 31, 2011, we had incurred a net loss of $83,855 since our inception. In their report on the annual financial statements for the year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

        There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued support of our stockholders to aid in financing our operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off-Balance Sheet Arrangements

        We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

        Not Applicable.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

        Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

        As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (being our principal executive officer) and our secretary and treasurer (being our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being January 31, 2011. Our chief executive officer and our secretary and treasurer evaluated our company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of January 31, 2011.

        Based on this evaluation, our chief executive officer and our secretary and treasurer concluded that, as of January 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

        Under the supervision of our chief executive officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at January 31, 2011.

        A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company's annual or interim financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of January 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

  (1)
  inadequate segregation of duties;

  (2)
  lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; and

  (3)
  ineffective controls over period end financial disclosures and reporting processes.

        These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of January 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management and board of directors are currently evaluating remediation plans for the above deficiencies. During the period covered by this quarterly report on Form 10-Q, we have not been able to remediate the weaknesses described above. However, we plan to take steps to enhance and improve the design of our internal control over financial reporting.

        Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

Changes in Internal Controls

        There has been no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings.

        We know of no material pending legal proceedings to which our company or subsidiary is a party or of which any of their property is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

        We know of no material proceedings in which any director, officer or affiliate of our company, or any registered or beneficial stockholder of our company, or any associate of any such director, officer, affiliate, or stockholder is a party adverse to our company or subsidiary or has a material interest adverse to our company or subsidiary.

Item 1A.    Risk Factors.

        Not Applicable.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        On March 18, 2011, we issued 1,456,000 units (each, a "Unit") at a price of $0.75 per Unit for gross proceeds of $1,092,000. Each Unit consisted of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of five years from closing. We issued 1,456,000 Units to three subscribers, each of whom represented that it was not a US person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction pursuant to Regulation S and/or Section 4(2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities.

        None.

Item 4.    [Removed and Reserved]

Item 5.    Other Information

        None.

Item 6.    Exhibits.

Exhibit Number		Description of Exhibit
3.1		Certificate of Incorporation of NetVentory Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008)

3.2		Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008)

3.3		Articles of Merger dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.4		Certificate of Change dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.5		Certificate of Correction dated March 9, 2011 (incorporated by reference from our Current Report on March 14, 2011)

31.1	*	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON By: Punit Dhillon (Principal Executive Officer) Dated: March 22, 2011

/s/ VERONICA VALLEJO By: Veronica Vallejo (Principal Financial Officer and Principal Accounting Officer) Dated: March 22, 2011