Form 10-Q
period 2011-04-30
ONCOSEC MEDICAL Inc
filed 2011-06-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

4690 Executive Drive Suite #250, San Diego, CA 92121

(Address of principal executive offices) (zip code)

855.662.6732

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

52,656,000 shares of the registrant’s common stock were issued and outstanding as of June 13, 2011.

OncoSec Medical Incorporated

(formerly Netventory Solutions, Inc.)

(A Development Stage Company)

Form 10-Q

for the Quarterly Period Ended April 30, 2011

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2011 and July 31, 2010

	(unaudited) April 30, 2011	July 31, 2010
Assets
Current assets
Cash	$542,896	$237
Prepaid expenses	83,816	—
Other current assets	9,444	—
Total Current Assets	636,156	237
Property and equipment, net	16,802	—
Intangible assets, net	2,900,292	—
Total Assets	$3,553,250	$237

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$160,765	$15,929
Accrued compensation	85,149	—
Due to stockholder	—	14,367
Accrued income taxes	1,600	—
Acquisition obligation, current	1,250,000	—
Total Current Liabilities	1,497,514	30,296
Acquisition obligation, net of current portion	1,500,000	—
Total Liabilities	2,997,514	30,296

Stockholders’ Equity (Deficit)
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—52,656,000 and 68,480,000 common shares as of April 30, 2011 and July 31, 2010, respectively	5,266	6,848
Additional paid in capital	701,753	40,152
Warrants issued and outstanding — 1,456,000 units as of April 30, 2011	431,981	—
Deficit accumulated during the development stage	(583,264)	(77,059)
Total Stockholders’ Equity (Deficit)	555,736	(30,059)
Total Liabilities and Stockholders’ Equity (Deficit)	$3,553,250	$237

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months ended April 30, 2011	Three Months ended April 30, 2010	Nine months ended April 30, 2011	Nine months ended April 30, 2010	Period from Inception (February 8, 2008) to April 30, 2011
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	216,658	—	216,658	—	216,658
General and administrative	279,751	3,100	286,547	15,379	354,606
Loss from operations	(496,409)	(3,100)	(503,205)	(15,379)	(571,264)
Other expenses:
Interest expense	1,400	—	1,400	—	1,400
Impairment charges	—	—	—	—	9,000
Net loss before income taxes	(497,809)	(3,100)	(504,605)	(15,379)	(581,664)
Provision for income taxes	1,600	—	1,600	—	1,600
Net loss	$(499,409)	$(3,100)	$(506,205)	$(15,379)	$(583,264)
Basic and diluted net loss per common share	$(0.01)	$(0.00)	$(0.01)	$(0.00)
Weighted average shares used in computing basic and diluted net loss per common share	61,611,326	68,480,000	66,240,762	68,480,000

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to April 30, 2011

						Deficit Accumulated	Total
			Additional			during the	Stockholders’
	Common Stock (1)		Paid In	Warrants		Development	Equity
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Net loss	—	—	—	—	—	(506,205)	(506,205)
Balance, April 30, 2011	52,656,000	$5,266	$701,753	1,456,000	$431,981	$(583,264)	$555,736

(1)                                  Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Nine months ended April 30, 2011	Nine months ended April 30, 2010	Period from Inception (Feb 8, 2008) to April 30, 2011
Operating activities
Net loss	$(506,205)	$(15,379)	$(583,264)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,642	—	62,642
Write-down of supplies inventory	38,000	—	38,000
Write-down of web development costs	—	—	9,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(83,816)	5,610	(83,816)
Increase in other current assets	(9,444)	—	(9,444)
Increase in accounts payable and accrued liabilities	144,836	2,400	160,765
Increase in accrued compensation	85,149	—	85,149
Increase in accrued income taxes	1,600	—	1,600
Net cash used in operating activities	(267,238)	(7,369)	(319,368)
Investing activities
Purchases of property and equipment	(17,736)	—	(26,736)
Investment in intangible assets	(250,000)	—	(250,000)
Net cash used in investing activities	(267,736)	—	(276,736)
Financing activities
Proceeds from issuance of common stock and warrants	1,092,000	—	1,139,000
Proceeds from amounts due to stockholder	139,500	—	153,867
Repayment of amounts due to stockholder	(153,867)	—	(153,867)
Net cash provided from financing activities	1,077,633	—	1,139,000
Net increase (decrease) in cash	542,659	(7,369)	542,896
Cash, at beginning of period	237	9,756	—
Cash, at end of period	$542,896	$2,387	$542,896

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$1,400	—	$1,400
Noncash investing and financing transaction:
Acquisition obligation of asset purchase agreement	$2,750,000	—	$2,750,000

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (“the Company”) was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions. On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and, as a result, changed its name to OncoSec Medical Incorporated.  On March 24, 2011, the Company completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of different cancers. With this acquisition, the Company is now focusing its efforts in the biomedical industry and abandoning its efforts in the online inventory services industry. Prior to the acquisition of the assets from Inovio, the Company had been inactive since March 2010 and had no continuing operations other than those of a company seeking a business opportunity.  The Company has not produced any revenues from its newly acquired assets and is considered a development stage company.

The consolidated financial statements have been prepared by OncoSec Medical Incorporated without audit, in accordance with the instructions to Securities and Exchange Commission (“SEC”) Form 10-Q and Article 8 of Regulation S-X. Certain information and footnote disclosures normally included in the consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), have been condensed or omitted as allowed by such rules and regulations, however we believe that the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring adjustments) necessary to present fairly the consolidated financial condition, results of operations and cash flows for the periods presented. The unaudited consolidated financial statements presented herein should be read in conjunction with the Company’s audited financial statements for its most recently completed fiscal year ended July 31, 2010 (“Fiscal 2010”) and their accompanying notes, as filed with the SEC in our Form 10-K for Fiscal 2010 on November 15, 2010.

The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the statements and accompanying notes, and actual results could differ materially from those estimates. The results of operations for the three month period ended April 30, 2011, and for the nine month period ended April 30, 2011 are not necessarily indicative of the results of operations for the full year, or any future periods.  All inter-company balances and transactions have been eliminated.

Certain reclassifications have been made to the consolidated financial statements, including the aggregation of certain operating expenses into the classification of general and administrative expenses to conform to the presentation used for the three and nine month period ended April 30, 2011.  The reclassifications had no effect on previously reported net losses.

Note 2—Significant Accounting Policies

Financial Instruments

The carrying amounts for cash, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature, generally less than three months. The carrying amounts of our short-term and long-term acquisition obligation outstanding approximate their fair value based upon current rates and terms available to us for similar activity.  It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the year. Management bases its estimates on historical experience and on other assumptions considered to be reasonable under the circumstances. However, actual results may differ from the estimates.

Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property and equipment for the purpose of computing depreciation are:

Computers and Equipment	3 years
Computer Software	1 to 3 years

Total depreciation expense recorded during the three and nine months ended April 30, 2011 was $934.

Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents.  The Company did not include warrant shares of 1,456,000 in the computation of net loss per share for the three and nine months ended April 30, 2011, as the effect would have been anti-dilutive.

New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”), issued authoritative guidance for the consolidation of variable interest entities, to require an issuer to perform an analysis to determine whether the issuer’s variable interest or interests give it a controlling financial interest in a variable interest entity, if any. This analysis identifies the primary beneficiary of a variable interest entity as one with the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and the obligation to absorb losses of the entity that could potentially be significant to the variable interest. The guidance became effective for us on August 1, 2010, however it did not have a material impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued authoritative guidance that amends existing revenue recognition accounting pronouncements related to multiple-deliverable revenue arrangements. The new guidance provides accounting principles and application guidance on whether multiple deliverables exist, how the arrangement should be separated, and how the consideration should be allocated. This guidance eliminates the requirement to establish the fair value of undelivered products and services and instead provides for separate revenue recognition based upon management’s estimate of the selling price for an undelivered item when there is no other means to determine the fair value of that undelivered item. The guidance became effective for us on August 1, 2010, however it did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued authoritative guidance that requires new disclosures and clarifies certain existing disclosure requirements about fair value measurements. The new guidance requires a reporting entity to disclose significant transfers in and out of Level 1 and Level 2 fair value measurements, to describe the reasons for the transfers and to present separately information about purchases, sales, issuances and settlements for fair value measurements using significant unobservable inputs. We adopted the guidance in the third quarter of Fiscal 2010, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements, which is effective for interim and annual reporting periods beginning after December 15, 2010 (the Company’s fiscal quarter ending April 30, 2011). The adoption of the guidance did not have a material impact on our consolidated financial statements, and we do not currently expect the adoption of this guidance to have a material impact on the Company’s consolidated financial statements in future periods.

In April 2010, the FASB issued guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The guidance became effective for us on a prospective basis for milestones achieved beginning with the Company’s first quarter of Fiscal 2011; however it did not have a material impact on the Company’s consolidated financial statements. We will continue to evaluate this guidance, however we do not expect it to have a material impact on the Company’s consolidated financial statements for future periods.

Note 3—Cash and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.

The Company’s activities to date have been supported by equity and debt financing. It has sustained losses in all previous reporting periods with an inception to date loss of $583,264 as of April 30, 2011.

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its planned operations, including commercializing of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 4), making of scheduled payments to Inovio under the acquisition obligation (as further described in Note 5), seeking to license or acquire new assets, researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing. If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the continued support of our stockholders to aid in financing our operations. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 4—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology, including, among other things: (a) certain patents, including patent applications, and trademarks, and all goodwill associated therewith related to the SECTA technology; (b) certain equipment, machinery, inventory and other intangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology. In return, the Company is obligated to pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011.

In connection with the closing of the Asset Purchase Agreement, the Company entered into a cross-license agreement with Inovio. Under the terms of the agreement, the Company granted Inovio a fully paid-up, exclusive, worldwide license to certain of the acquired SECTA technology patents in the field of use of electroporation. Inovio also granted the Company a non-exclusive, worldwide license to certain non-SECTA technology patents held by it in consideration for the following: (a) a fee for any sublicense of the Inovio technology; (b) a royalty on net sales of any business the Company develops with the Inovio technology; and (c) payment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license. In addition, the Company agreed not to transfer this non-exclusive license apart from the assigned intellectual property.

ASC 805, Business Combinations, provides guidance on determining whether an acquired set of assets meets the definition of a business for accounting purposes.  Under the framework, the acquired set of activities and assets have to be capable of being operated as a business, from the viewpoint of a market participant as defined in ASC 820, Fair Value Measurements. Two essential elements required for an integrated set of activities are inputs and outputs.  The Company evaluated the Asset Purchase Agreement and in accordance with the guidance, determined it did not meet the definition of a business acquisition as the acquisition consisted solely of the SECTA technology and certain other tangible assets.  The Company did not acquire the right to any employees previously involved with the technology, or research processes previously in place at Inovio.  The Company has therefore accounted for the transaction as an asset acquisition.

The following table summarizes the purchase price allocation for the assets acquired and recorded as of March 24, 2011:

Intangible assets - patents	$2,962,000
Tangible assets – machinery, property and inventory	$38,000

Management used the residual method to determine the purchase price allocation of the identified intangible assets, by first determining the replacement cost of the tangible assets acquired to arrive at their allocated value.  Included in the allocated value of the intangible assets is the value associated with the engineering and quality documentation obtained, which was determined to have no stand alone value apart from the patents.  The allocated value associated with the tangible assets was expensed to research and development expense as of the acquisition date.

Patents are stated net of accumulated amortization of $61,708 as of April 30, 2011. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the patents, determined as four years from the date of acquisition.  At April 30, 2011, the weighted average remaining amortization period for all patents was approximately 3.92 years.  Amortization expense for the three and nine months ended April 30, 2011 was $61,708.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the period ended April 30, 2011, no impairment was recorded.

Note 5—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 4).  The obligation recorded is based on the total purchase price of $3,000,000.  The scheduled payments under this arrangement are as follows:

•                  $   250,000 - Upon the closing of the Asset Purchase Agreement

•                  $   750,000 - Earlier of: i) the Company obtaining cumulative financing greater than $5,000,000, or ii) September 24, 2011

•                  $   500,000 - March 24, 2012

•                  $   500,000 - September 24, 2012

•                  $1,000,000 - March 24, 2013

On March 24, 2011, the Company made a payment of $250,000 to Inovio.  As of April 30, 2011, the Company has classified $1,250,000 as the current portion of the obligation, and $1,500,000 as a long-term obligation.

Note 6—Equity and Common Stock Transactions

On March 1, 2011 the Company affected a 32 for one forward stock split of its authorized, issued and outstanding common stock. As a result, its authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and its outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date. The accompanying consolidated financial statements for interim and annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

On March 18, 2011, the Company closed a private placement whereby it issued 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the private placement.  The fair value of the warrants, based on their fair value relative to the common stock issued, was $431,981 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 89.68%, and a risk-free interest rate of 2.11%).  The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.

On March 22, 2011, 17,280,000 shares of common stock held by previous majority stockholders were returned to the Company for no consideration.  The shares were not retired and are available for future issuance.

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Note 7—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of July 31, 2010 and April 30, 2011, the Company recorded a full valuation allowance on its deferred tax assets.

Note 8—Variable Interest Entity

On June 3, 2011, the Company acquired all of the outstanding shares of OncoSec Medical Therapeutics Incorporated, a Delaware company.  The shares were acquired from the Company’s Chairman.  Pursuant to the guidance in ASC 810, during the quarter ended April 30, 2011, the Company completed an evaluation and determined the entity qualifies as a Variable Interest Entity (“VIE”) and the Company is the primary beneficiary as of April 30, 2011, for reporting purposes.  The determination was made as a result of the Company having the obligation to absorb all liabilities and expected losses of the entity and the power to direct all significant activities to operate the VIE.  During the quarter ended April 30, 2011, the VIE recorded an $800 minimum corporate tax liability. There were no other assets or liabilities related to the VIE as of April 30, 2011.

Note 9—Related Party Transaction

On February 11, 2011, the Company entered into a promissory note arrangement with a stockholder in the amount of $120,000.  The note bore interest at a rate of 10% annually.  Full payment on this note was made on March 18, 2011 with proceeds received from the March 2011 private placement (see Note 6).  Total interest expense recorded during the quarter ended April 30, 2011 was $1,400 related to this note.

On March 18, 2011, the Company made full payment on a stockholder loan in the amount of $33,867 with proceeds received from the March 2011 private placement (see Note 6).  The note was non-interest bearing.

The Company’s Chairman is also the Executive Chairman of Inovio.

Note 10—Subsequent Events

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services, pursuant to an exemption from registration under Section 4(2) of the Securities Act.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance.

On May 12, 2011 the Company entered into a one year lease agreement for office space.  The lease runs through May 30, 2012, with a base annual rent of $42,000.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2010 and subsequent reports on Form 10-Q and Form 8-K, which discuss our business in greater detail.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: uncertainties inherent in pre-clinical studies and clinical trials; our need to raise additional capital and our ability to obtain financing; general economic and business conditions;  our ability to continue as a going concern; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage future growth; our ability to develop our planned products; and ur ability to protect our intellectual property.  These forward-looking statements speak only as of the date of this Form 10-Q. Except as required by applicable law, we do not intend to update any of these forward-looking statements.

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “the Company”, “we”, “us” and “our” refer to OncoSec Medical Incorporated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc.  to pursue the business of inventory management solutions.  Effective March 1, 2011, we completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Netventory Solutions Inc.” to “OncoSec Medical Incorporated”.

On March 24, 2011, we completed the acquisition of certain assets of Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement dated March 14, 2011 by and between the Company and Inovio (the “Asset Purchase Agreement”).  The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation, which we now refer to as the OncoSec Medical System (“OMS”), a therapy which uses electroporation to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of tumors.  The acquired assets included, among other things: certain equipment, machinery, inventory and other tangible assets of Inovio related to the OMS technology;   certain engineering and quality documentation related to the OMS technology;  the assignment of certain contracts; and certain of Inovio’s patents, including patent applications, and trademarks, and all goodwill associated therewith related to the OMS technology.

We did not assume any of the liabilities of Inovio except with respect to all liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on any commercial product sales related to the OMS technology.

In connection with the Asset Purchase Agreement, on March 24, 2011 we entered into a cross-license agreement with Inovio pursuant to which we granted Inovio a fully paid-up, exclusive, worldwide license to certain of the OMS technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation. Inovio also granted us a non-exclusive, worldwide license to certain non-OMS technology patents in the OMS field in exchange for: a fee for any sublicense of the Inovio technology; a royalty on net sales of any business we develop with the Inovio technology; and payment to Inovio of any amount Inovio pays to the licensor of the Inovio technology that is a direct result of the license.

Following the acquisition of the OMS technology assets from Inovio, we relocated our principal office to San Diego, California.  Our business is now focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid cancers that have unmet medical needs or where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to delivery either an approved chemotherapeutic agent (ElectroChemotherapy), or a DNA plasmid construct that encodes for a cytokine (ElectroImmunotherapy) to treat solid tumors. Our approach of ElectroChemotherapy and ElectroImmunotherapy specifically targets cancerous cells and not healthy normal tissues. Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  In May 2011, we announced the planned initiation of Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.

On March 1, 2011 we effected a 32 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and our outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date. The accompanying financial statements for interim and annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

On March 18, 2011, we closed a private placement of 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000. Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the private placement.  The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Critical Accounting Policies

Accounting for Long-Lived Assets / Intangible Assets

We assess the impairment of long-lived assets, consisting of property, plant, and equipment and finite-lived intangible assets, whenever events or circumstances indicate that the carry value may not be recoverable.  Examples of such circumstances include: 1) loss of legal ownership or title to an asset; 2) significant changes in our strategic business objectives and utilization of the assets; and 3) the impact of significant negative industry or economic trends.

Recoverability of assets to be held and used in operations is measured by a comparison of the carrying amount of an asset to the future net cash flows expected to be generated by the assets.  The factors used to evaluate the future net cash flows, while reasonable, require a high degree of judgment and the results could vary if the actual results are materially different than the forecasts.  In addition, we base useful lives and amortization or depreciation expense on our subjective estimate of the period that the assets will generate revenue or otherwise be used by us.  If such assets are considered impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.  Assets to be disposed of are reported at the lower of the carrying amount or fair value less selling costs.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies.  If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Results of Operations for the Three and Nine Months Ended April 30, 2011 Compared to the Three and Nine Months Ended April 30, 2010

The following discussion of our financial condition and results of operations should be read together with the unaudited interim consolidated financial statements and the notes to the unaudited interim consolidated financial statements included in this quarterly report.

Our operating results for the three and nine month periods ended April 30, 2011 and April 30, 2010 are summarized as follows:

	Three Month Period Ended April 30, 2011 ($)	Three Month Period Ended April 30, 2010 ($)	Nine Month Period Ended April 30, 2011 ($)	Nine Month Period Ended April 30, 2010 ($)
Revenue	—	—	—	—
Expenses	499,409	3,100	506,205	15,379
Net Loss	(499,409)	(3,100)	(506,205)	(15,379)

Revenue

We had no revenues in the three and nine month periods ended April 30, 2011 and April 30, 2010.

Expenses

Operating expenses for the three and nine month periods ended April 30, 2011 and April 30, 2010 are summarized as follows:

	Three Month Period Ended April 30, 2011 ($)	Three Month Period Ended April 30, 2010 ($)	Nine Month Period Ended April 30, 2011 ($)	Nine Month Period Ended April 30, 2010 ($)
Research and development	216,658	—	216,658	—
General and administrative	279,751	3,100	286,547	15,379
Total Operating Expenses	496,409	3,100	503,205	15,379

Our operating expenses for the three month period ended April 30, 2011 increased $493,000, or 15,913%, when compared to the three month period ended April 30, 2010.

During the three month period ended April 30, 2011, general and administrative expense increased by $277,000 as a result of increased salary and related costs of $91,000, travel and related costs of $10,000, and legal costs of $105,000 related to the acquisition of assets from Inovio, the March 2011 private placement and various other corporate matters.  Research and development expense increased to $217,000 mainly as a result of increased salary and associated costs of $79,000, patent amortization of $62,000, write-down of acquisition supplies inventory of $38,000, travel and related costs of $13,000, and costs related to our preliminary advisory panel meeting of $15,000.  We expect our research and development expense to grow in future periods as we develop our clinical trials plan and initiate trials.

Our operating expenses in the nine month period ended April 30, 2011 increased $488,000, or 3,172%, when compared to the nine month period ended April 30, 2010.  The factors leading to the increase in operating expenses for the nine month period ended April 30, 2011 are the same as those discussed in the above comparison of the change for the three month periods ended April 30, 2011 and 2010.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2011 and July 31, 2010 is summarized as follows:

	At April 30, 2011 ($)	At July 31, 2010 ($)
Current assets	636,156	237
Current liabilities	1,497,514	30,296
Working capital deficiency	(861,358)	(30,059)

Current Assets

The increase in our current assets was primarily due to an increase in cash from $237 as of July 31, 2010 to $543,000 as of April 30, 2011 as a result of our March 2011 financing, which is described in more detail below.

Current Liabilities

Current liabilities at April 30, 2011 increased to $1,498,000 from $30,000 as of July 31, 2010. This increase was primarily due to the addition of the current portion of the acquisition obligation payable to Inovio of $1,250,000 related to the Asset Purchase Agreement.

Cash Flow

Cash Flow Used in Operating Activities

Cash used in operating activities for the nine months ended April 30, 2011 was $267,000, as compared to $7,000 used in operating activities for the nine months ended April 30, 2010.  This increase was related to costs of operations such as salary expense and associated costs, as well as legal fees related to our acquisition of assets from Inovio, our March 2011 financing and other expenses related to our transition to a biomedical company.

Cash Flow Used in Investing Activities

Net cashed used in investing activities was $268,000 for the nine month period ended April 30, 2011, and was primarily related to the initial $250,000 payment on the Asset Purchase Agreement entered into with Inovio Pharmaceuticals.  There was no investing activity during the nine month period ended April 30, 2010.

Cash Flow Provided by Financing Activities

Cash provided by financing activities for the nine months ended April 30, 2011 was primarily related to the private placement of common stock in March 2011, which resulted in proceeds of $1,092,000.  There was no financing activity during the nine month period ended April 30, 2010.

Recent Financing

On March 18, 2011, we issued 1,456,000 units (each, a “Unit”) at a price of $0.75 per Unit for gross proceeds of $1,092,000. Each Unit consisted of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of five years from closing. We issued the Units to three subscribers, each of whom represented that it was not a U.S. person (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction pursuant to Regulation S under the Securities Act of 1933. We used $250,000 of the proceeds as the first payment to Inovio pursuant to the Asset Purchase Agreement. We have used and will continue to use the remaining funds for general working capital purposes.

Cash Requirements

Our primary objectives for the next twelve-month period are to develop and pursue the commercialization of our planned products and to identify additional products for acquisition and development. We have begun a search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$4,145,000
Employee compensation	1,868,000
General and administration	425,000
Professional services fees	610,000
Total:	$7,048,000

We will require additional financing to fund our planned operations, including commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks, persist.

Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future. If we raise additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

Going Concern

As of April 30, 2011, we had incurred a net loss of $583,264 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 4.  Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management to allow timely decisions regarding required disclosure.

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our chief executive officer (being our principal executive officer) and our controller (being our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2011, the end of the period covered by this report.

Based on this evaluation, our chief executive officer and our controller concluded that, as of April 30, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010.

Changes in Internal Control Over Financial Reporting

During March and April 2011, we began the process of planning and working towards implementation of remediation measures in response to the material weaknesses described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2010. However, due to the short timeframe between the date of appointment of our new executive officers and independent board of directors, we were unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this report, our remediation efforts continue related to each of the material weaknesses noted above. Additional time and resources will be required in order to fully address these material weaknesses. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.  To address the material weaknesses identified as described above:

•                  During the quarter ended April 30, 2011, we hired key accounting personnel who will be responsible for the performance and monitoring of controls to ensure appropriate segregation of duties throughout our financial statement processes.

•                  On March 10, 2011, we appointed a majority of independent members to our board of directors

Because of the inherent limitations, internal controls over financial reporting can provide only reasonable assurance of achieving the desired control objectives.  As a result, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements.  Internal controls over financial reporting can be circumvented by collusion or improper management override of controls.  Projections of any evaluation of control effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

Other than these ongoing remediation efforts, there have been no changes in our internal control over financial reporting during the quarter ended April 30, 2011

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

Item 1A.  Risk Factors.

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future.  We will require additional financing to fund our planned operations, including developing and commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and any further intellectual property that we may acquire, and funding potential acquisitions. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.  If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We may not be able to obtain additional financing if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks, persist.  Since 2008, there has been a downturn in general worldwide economic conditions.. Weak economic and capital markets conditions could result in increased difficulties for our company to raise capital for our continued operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

Our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the year ended July 31, 2010, we incurred a net loss of $36,158 and during the nine month period ended April 30, 2011, we incurred a net loss of $506,205. From inception through April 30, 2011, we incurred an aggregate loss of $583,264. We expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $587,000, including general and administrative expenses but excluding acquisition costs and the cost of any development activities. As of April 30, 2011, we had cash and cash equivalents of $542,896. In order to fund our anticipated budget for the next 12 months, including acquisition costs, we believe that we will need to raise approximately $6.5 million.  This amount could increase if we encounter unanticipated difficulties.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2010, which are included in our annual report on Form 10-K for the fiscal year ended July 31, 2010, filed with the SEC on November 15, 2010. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects. Only recently have we explored opportunities in the biomedical industry.  As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the biomedical industry. Competition for qualified individuals is intense. We may not be able to find, attract and retain qualified personnel on acceptable terms. If we are unable to find, attract and retain qualified personnel with technical expertise, our business operations could suffer.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

We hope to experience rapid growth in our operations, which will place a significant strain on our management, administrative, operational and financial infrastructure. Our future success will depend in part upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to manage our expanding operations. In addition, we must continue to improve our operational, financial and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

We may be  unable to successfully develop and commercialize the assets we recently acquired, or acquire, develop or commercialize any new assets or product candidates.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner the assets we recently acquired from Inovio related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation, which we now refer to as the OncoSec Medical System (“OMS”), as well as any new assets or product candidates we may acquire in the future. There are numerous difficulties in acquiring, developing and commercializing new products, including difficulties with:

•             developing potential product candidates;

•             receiving incomplete, unconvincing or equivocal clinical trials data, and other difficulties in conducting or completing clinical trials;

•             obtaining requisite regulatory approvals for such products in a timely manner or at all;

•             acquiring, developing, testing and manufacturing products in compliance with regulatory standards in a timely manner;

•             being subject to legal actions brought by our competitors, which may delay or prevent the development and commercialization of new products;

•             experiencing delays or unanticipated costs; and

•             experiencing significant and unpredictable changes in the payer landscape, coverage and reimbursement for our products.

As a result of these and other difficulties, we may be unable to develop potential product candidates using our intellectual property, and potential products in development by us may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or other third-party partners. If we do not acquire or develop product candidates, any of our product candidates are not approved in a timely fashion or, when acquired or developed and approved, cannot be successfully manufactured and commercialized, our operating results could be adversely affected. In addition, we may not recoup our investment in developing products, even if we are successful in commercializing those products.  Our business expenditures may not result in the successful acquisition, development or commercialization of products that will prove to be commercially successful or result in the long-term profitability of our business.

Regulatory authorities may not approve our product candidates or the approvals may be too limited for us to earn sufficient revenues.

The United States Food and Drug Administration (the “FDA”) and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We recently announced the planned initiation of three Phase II clinical trials to assess our ElectroImmunotherapy technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.  If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues.  Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

We acquired our OMS technology from Inovio in March 2011.  In 2007, Inovio had been enrolling patients in two Phase III clinical studies designed to evaluate the use of the OMS technology as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck.  The studies were accruing North American and European patients with tumors in the anterior and posterior areas of the oral cavity.  The primary endpoint of these two Phase III trials was preservation of function status at four and eight months as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably and eat in public).  On June 5, 2007, Inovio announced that it had stopped enrollment of these studies based on a recommendation from the trial’s independent data safety monitoring board (“DSMB”).  The DSMB expressed concern about the efficacy and serious adverse events, including higher mortality rates on the OMS technology arm of the study than on the surgery arm.  In the DSMB’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for this recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the OMS arm relative to the surgery arm.  The DSMB also noted that slow enrollment presented a possible challenge in meeting the patient enrollment goals of each of these two trials, but that, if timely enrollment could allow reaching the target of 400 patients in the combined trials, this would provide enhanced insights regarding the benefit-to-risk profile of the OMS treatment.  Without conducting further analysis, Inovio stopped enrollment and conducted its own interim analysis of the unaudited and unblended data on the 212 patients enrolled to date.  These clinical trials were never reinitiated.  If we are unable to initiate or complete new Phase III or pivotal clinical studies, we will be unable to commercialize the OMS technology.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the biomedical industry. These lawsuits relate to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming, and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the biomedical industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and could have a material adverse effect on our business, results of operations, financial condition and cash flows.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

All biomedical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., these regulations are principally administered by the FDA and to a lesser extent by the United Stated Drug Enforcement Agency (the “DEA”) and state government agencies, as well as by various regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.  Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our product candidates and products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. We may also be required to report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

The range of possible sanctions includes, among others, FDA issuance of adverse publicity, product recalls or seizures, fines, total or partial suspension of production and/or distribution, suspension of the FDA’s review of product applications, enforcement actions, injunctions, and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results, financial condition and cash flows. Under certain circumstances, the FDA also has the authority to revoke previously granted drug approvals. Similar sanctions as detailed above may be available to the FDA under a consent decree, depending upon the actual terms of such decree. If internal compliance programs do not meet regulatory agency standards or if compliance is deemed deficient in any significant way, it could materially harm our business.

The biomedical industry is highly competitive.

The biomedical industry has an intensely competitive environment that will require an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and payers in managed care organizations, group purchasing organizations and Medicare & Medicaid services. We are smaller than almost all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are that large drug companies are consolidating into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire noncompetitive or obsolete.

If we issue additional shares in the future, our existing shareholders will be diluted.

Our articles of incorporation authorize the issuance of up to 3,200,000,000 shares of common stock with a par value of $0.0001 per share. Our board of directors may choose to issue some or all of such shares to acquire one or more companies or products and to fund our overhead and general operating requirements. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 4 of Part I of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2010, we have identified material weaknesses in our internal controls and procedures. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by those reports. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date and any future measures may not remediate the material weaknesses discussed in this Form 10-Q.

In addition, we may not be able to maintain adequate controls over our financial processes and reporting in the future. We may discover additional material weaknesses, which we may not successfully remediate on a timely basis or at all. Any failure to remediate any material weaknesses identified by us or to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative impact on the trading price of our stock. Moreover, we will be required to expend significant resources to design, implement and maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. The costs associated with external consultants, as well as internal resources are significant and difficult to predict. As a result of these matters, our business, results of operations, financial condition and cash flows could be adversely affected.

Trading of our stock is restricted by the Securities and Exchange Commission’s penny stock regulations, which may limit a stockholder’s ability to buy and sell our common stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”. The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 (excluding the value of the investor’s principal residence) or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission, which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, the Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker- dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock has only recently started trading on the OTC Bulletin Board, and has a limited history of being purchased or sold on that market.  OTC Bulletin Board is frequently thin and highly volatile. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock. The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us. In addition, the stock market is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

The market for our common stock may be volatile, which could adversely affect an investment in our stock.

Our stock price and volume is highly volatile.  This is not unusual for biomedical companies of our size, age and with a discrete market niche.  It is also common for the trading volume and price of biotechnology stocks to be unrelated to a company’s operations, i.e. increase or decrease on positive news or no news.  Our stock may exhibit this behavior in the future.  The historically low trading volume of our stock makes it more likely that a severe fluctuation in volume, either up or down, will affect the stock price.  Some factors that we would expect to depress the price of our stock include:

•                  adverse clinical trial results;

•                  our inability to obtain additional capital;

•                  announcement that the FDA denied our request to approve our products for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States;

•                  cancellation of corporate partnerships or material agreements;

•                  potential negative market reaction to the terms or volume of any issuance of shares of our stock to new investors or service providers;

•                  stockholders’ decisions, for whatever reasons, to sell large amounts of our stock;

•                  adverse research and development results;

•                  declining working capital to fund operations, or other signs of apparent financial uncertainty;

•                  significant advances made by competitors that adversely affect our potential market position; and

•                  the loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

Additionally, our clinical trials will be open-ended and, therefore, there is the possibility that information regarding the success (or setbacks) of our clinical trials may be obtained by the public prior to a formal announcement by us.  Volatility could significantly and adversely affect the price of our stock.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  The shares were issued pursuant to Section 4(2) of the Securities Act and the rules and regulations promulgated thereunder.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of NetVentory Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008, File No. 333-153308)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008, File No. 333-153308)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2011)

10.1*	Asset Purchase Agreement, dated March 14, 2011, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc.

10.2*	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc.

10.3#	Employment Agreement with Punit Dhillon dated May 18, 2011

10.4#	Employment Agreement with Veronica Vallejo dated May 18, 2011

10.5#	Employment Agreement with Michael Cross dated May 18, 2011

10.6	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2011)

10.7	Form of Share Purchase Warrant (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2011)

31.1	Certification of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer and Principal Accounting Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

# Management contract or compensatory plan or arrangement.

* Confidential treatment has been granted or requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 14, 2011

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer
and Principal Accounting Officer)

Dated: June 14, 2011