Form 10-Q/A
period 2011-04-30
ONCOSEC MEDICAL Inc
filed 2011-10-06
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

56,856,000 shares of the registrant’s common stock were issued and outstanding as of October 3, 2011.

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

Note 4—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology, including, among other things: (a) certain patents, including patent applications, and trademarks, and all goodwill associated therewith related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology. In return, the Company is obligated to pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011.

In connection with the closing of the Asset Purchase Agreement, the Company entered into a cross-license agreement with Inovio. Under the terms of the agreement, the Company granted Inovio a fully paid-up, exclusive, worldwide license to certain of the acquired SECTA technology patents in the field of use of electroporation. No consideration was received by the Company, nor will Inovio be liable for future royalty fees related to this arrangement. Inovio also granted the Company a non-exclusive, worldwide license to certain non-SECTA technology patents held by it in consideration for the following: (a) a fee for any sublicense of the Inovio technology, not to exceed 10%; (b) a royalty on net sales of any business the Company develops with the Inovio technology, not to exceed 10%; and (c) payment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license. In addition, the Company agreed not to transfer this non-exclusive license apart from the assigned intellectual property.

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

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $38,000 and $3,000,000, respectively.  Included in the estimated fair value of the intangible assets is the value associated with the engineering and quality documentation acquired, which was determined to have no stand-alone value apart from the patents.  The relative fair value of the tangible assets was expensed to research and development expense as of the acquisition date.

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

Note 5—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 4). On September 28, 2011, we entered into a First Amendment to Asset Purchase Agreement (the “Amendment”). The Amendment amended and modified certain payment terms of the Asset Purchase Agreement (see Note 10).  The obligation recorded is based on the total purchase price of $3,000,000.  The scheduled payments under this arrangement, as amended, are as follows:

•	$ 250,000 - Upon the closing of the Asset Purchase Agreement
•	$ 100,000	by September 30, 2011
•	$ 650,000	earlier of:
		i)	30 days following the receipt by the Purchaser of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or
		ii)	March 31, 2012
•	$ 500,000 - March 24, 2012
•	$ 500,000 - September 24, 2012
•	$1,000,000 - March 24, 2013

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

The Company’s Chairman of the Board of Directors is also a Director and the Executive Chairman of Inovio. The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 4, while performing his duties as Executive Chairman of Inovio.

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

In May 2011, the Company’s Board of Directors adopted the 2011 Stock Incentive Plan (“the 2011 Plan”), subject to stockholder approval.  The 2011 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock.  Under the Plan, incentive stock options and nonqualified stock options can be granted.  Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period according to the Option Agreement, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of OncoSec at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.  No options were issued under the plan during the fiscal year ended July 31, 2011.

On June 21, 2011, the Company entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of an aggregate of 4,000,000 shares of our common stock and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of our common stock, for proceeds to us of $3.0 million (the “June Private Placement”).  The June Private Placement closed on June 24, 2011.  After deducting for fees and expenses, the aggregate net proceeds from the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement, each purchaser was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of our common stock equal to 100% of the shares issued to such purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise of five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of exercise equal to five years.

On June 24, 2011, the Company entered into a Registration Rights Agreement with the purchasers in the June Private Placement.  Under the Registration Rights Agreement, the Company is required to file a registration statement within 30 days following the closing of the June Private Placement to register the resale of the shares of common stock issued in the June Private Placement and the shares of common stock underlying the Series A, Series B and Series C Warrants.  The Company’s failure to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject us to the payment of substantial financial penalties.

On September 27, 2011, the Company granted options to purchase 455,000 shares of the Company’s common stock to employees and a Director.  The employee options have a ten year term, vest annually in equal increments over three years and have an exercise price of $0.40. The Director options have a ten year term, vest quarterly in equal increments over one year and have an exercise price of $0.40.  The options were granted under the 2011 Stock Incentive Plan.

On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement with Inovio (the “Amendment”).  The Amendment amended and modified the payment terms of the Asset Purchase Agreement dated March 14, 2011.  Prior to the Amendment, the Asset Purchase Agreement required the Company to make a payment of $750,000 to Inovio by September 24, 2011.  Under the Amendment, the Company must make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by the Company of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  In consideration for the Amendment, the Company issued to Inovio a warrant to purchase 1,000,000 shares of the Company’s common stock.  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrants also contain a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.

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

We did not assume any of the liabilities of Inovio except with respect to all liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. On September 28, 2011, we entered into a First Amendment to Asset Purchase Agreement (the “Amendment”). The Amendment amended and modified certain payment terms of the Asset Purchase Agreement. We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on any commercial product sales related to the OMS technology.

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

On June 21, 2011, we entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of an aggregate of 4,000,000 shares of our common stock and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of our common stock, for proceeds to us of $3.0 million (the “June Private Placement”).  The June Private Placement closed on June 24, 2011.  After deducting for fees and expenses, the aggregate net proceeds from the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement, each purchaser was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of our common stock equal to 100% of the shares issued to such purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise of five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of exercise equal to five years.

On June 24, 2011, we entered into a Registration Rights Agreement with the purchasers in the June Private Placement.  Under the Registration Rights Agreement, we are required to file a registration statement within 30 days following the closing of the June Private Placement to register the resale of the shares of common stock issued in the June Private Placement and the shares of common stock underlying the Series A, Series B and Series C Warrants.  Our failure to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject us to the payment of substantial financial penalties.

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

On June 21, 2011, we entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of an aggregate of 4,000,000 shares of our common stock and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of our common stock, for proceeds to us of $3.0 million (the “June Private Placement”).  The June Private Placement closed on June 24, 2011.  After deducting for fees and expenses, the aggregate net proceeds from the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement, each purchaser was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of our common stock equal to 100% of the shares issued to such purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise of five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of exercise equal to five years.

On June 24, 2011, we entered into a Registration Rights Agreement with the purchasers in the June Private Placement.  Under the Registration Rights Agreement, we are required to file a registration statement within 30 days following the closing of the June Private Placement to register the resale of the shares of common stock issued in the June Private Placement and the shares of common stock underlying the Series A, Series B and Series C Warrants.  Our failure to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject us to the payment of substantial financial penalties.

We have used and will continue to use the remaining funds from the recent financings for general working capital purposes.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,500,000
Employee compensation	1,400,000
General and administration	900,000
Professional services fees	700,000
Total:	$5,500,000

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

Going Concern

As of April 30, 2011, we had incurred a net loss of $583,264 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2010, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. As discussed in Note 8 to the financial statements for the annual period ended July 31, 2010, we incurred losses from operations, had negative working capital, and was in need of additional capital to grow its operations to become profitable.  Management’s plans as of the date of the 10-K filing were to continue to seek funding from its shareholders and other qualified investors to pursue its business plan.

During the quarter ended April 30, 2011, on March 24, 2011, we completed the acquisition of certain technology and related assets from Inovio. With this acquisition, the Company is now focusing its efforts in the biomedical industry and abandoning its efforts in the online inventory services industry.  As of the date of this 10-Q filing, managements’ plans continues to be to seek funding from qualified investors to pursue our current business plan in the biomedical industry.

We expect our cash requirements over the next 12 month period to be approximately $5,500,000.  Our cash outflows from May, June, and July, 2011, are expected to be approximately $152,000, $299,000, and $498,000, respectively, mainly as a result of increased payroll and related expenses, as well as administrative expenditures related to our increase in personnel, new facilities, and ramp up in operations.   Cash outflows from the remaining 12 month period, aside from September 2011 and March 2012, are expected to range approximately between $300,000 and $400,000.  September 2011, and March 2012 outflows are expected to be approximately $450,000 and $1,500,000, respectively, which include scheduled payments to Inovio of $100,000 and $1,150,000, respectively, which is part of our $5.5 million cash requirement projection.  Additional payments owed to Inovio outside of the 12 month projection period are $1,500,000 based on scheduled payment dates as further described in Note 5 of the Company’s April 30, 2011 financial statements.

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

We have not generated any revenue from operations since our incorporation. During the year ended July 31, 2010, we incurred a net loss of $36,158 and during the nine month period ended April 30, 2011, we incurred a net loss of $506,205. From inception through April 30, 2011, we incurred an aggregate loss of $583,264. We expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $458,000, including general and administrative expenses but excluding acquisition costs and the cost of any development activities. As of April 30, 2011, we had cash and cash equivalents of $542,896. In order to fund our anticipated budget for the next 12 months, including acquisition costs, we believe that we will need to raise approximately $5.0 million.  This amount could increase if we encounter unanticipated difficulties.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  [Removed and Reserved]

Item 5.  Other Information

None.

Item 6.  Exhibits

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of NetVentory Solutions, Inc. (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008, File No. 333-153308)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form S-1, filed on September 3, 2008, File No. 333-153308)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference from our Current Report on Form 8-K, filed on March 14, 2011)

4.4	Share Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011).

10.1*

Asset Purchase Agreement, dated March 14, 2011, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2*

Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.4#	Employment Agreement with Veronica Vallejo dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.5#	Employment Agreement with Michael Cross dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.6	Form of Private Placement Subscription Agreement (incorporated by reference from our Current Report on Form 8-K, filed on March 24, 2011)

10.12

Amendment to Asset Purchase Agreement, dated September 28, 2011, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

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

Dated: October 6, 2011

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer
and Principal Accounting Officer)

Dated: October 6, 2011