Form 10-K
period 2011-07-31
ONCOSEC MEDICAL Inc
filed 2011-10-20
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4690 Executive Drive, Suite 250

San Diego, CA 92121

(Address of Principal Executive Offices)(Zip Code)

(855) 662-6732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.0001 per share

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

There was no market for the registrant’s common stock on January 31, 2011, the last day of the registrant’s second fiscal quarter.  The last reported transaction prior to January 31, 2011 as reported on the OTC Bulletin Board took place at $0.0022 per share.  Based on that price, the aggregate market value of the registrant’s common stock held by non-affiliates on January 31, 2011 was approximately $1,400. For purposes of this calculation, it has been assumed that all shares of the registrant’s common stock held by directors, executive officers and shareholders beneficially owning ten percent or more of the registrant’s common stock are held by affiliates. The treatment of these persons as affiliates for purposes of this calculation is not conclusive as to whether such persons are, in fact, affiliates of the registrant.

56,856,000 shares of the registrant’s common stock were issued and outstanding as of October 17, 2011

PART I

ITEM 1.  BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Form 10-K.   This report contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report on Form 10-K other than statements of historical fact could be deemed forward-looking statements.

By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance and are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks identified in the section entitled “Risk Factors” in Part I, Item IA of this Annual Report, and similar discussions in our other SEC filings.  If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: uncertainties inherent in pre-clinical studies and clinical trials; our need to raise additional capital and our ability to obtain financing; general economic and business conditions;  our ability to continue as a going concern; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage future growth; our ability to develop our planned products; and our ability to protect our intellectual property.

You should not place undue reliance on forward-looking statements. Unless required to do so by law, we do not intend to update or revise any forward-looking statement, because of new information or future developments or otherwise.

As used in this Annual Report on Form 10-K and unless otherwise indicated, the terms “the Company”, “we”, “us” and “our” refer to OncoSec Medical Incorporated.

Overview

We are an emerging drug-medical device company focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid cancers that have unmet medical needs or where currently approved therapies are inadequate based on their efficacy or side-effects.  Our company was incorporated under the laws of Nevada on February 8, 2008 as Netventory Solutions Inc. Initially, we provided online inventory services to small and medium sized companies. On March 1, 2011, we changed our name from “Netventory Solutions, Inc.” to “OncoSec Medical Incorporated”.  In March 2011, we acquired from Inovio Pharmaceuticals, Inc. (“Inovio”) certain assets related to the use of drug-medical device combination products for the treatment of different cancers. With this acquisition, we have abandoned our efforts in the online inventory services industry and are focusing our efforts in the biomedical industry.

Our Strategy

The assets we acquired from Inovio include intellectual property relating to selective tumor ablation technologies, which we now refer to as the OncoSec Medical System (“OMS”), a therapeutic approach which is based on the use of an electroporation delivery device in combination with an approved chemotherapeutic drug or a DNA-based cytokine for immunotherapy to treat solid tumors. OMS consists of an electrical pulse generator console and various disposable applicators specific to the individual tumor size, type and location and is designed to increase the permeability of cancer cell membranes and, as a result, increases the intracellular delivery of selected therapeutic agents.  Our electroporation platform for the delivery of therapeutic agents specifically and effectively targets the killing of cancerous cells and not healthy normal tissues.  Our mission is to enable people with cancer to live longer with a better quality of life than otherwise possible or available with existing therapies.

Our OMS business is composed of two different therapeutic modalities:  OMS ElectroImmunotherapy and OMS ElectroChemotherapy.  Our OMS ElectroImmunotherapy approach is based on the use of electroporation to enhance the local delivery of DNA-based cytokines as immunotherapy agents that produce both a local and systemic immune response for the treatment of various cancers.  A Phase I clinical trial using our OMS ElectroImmunotherapy approach has been completed and a Phase II clinical trial is expected to begin before the end of 2011.  OMS ElectroChemotherapy utilizes our electroporation technologies for the local delivery of the chemotherapeutic drug bleomycin to treat solid tumors.  The OMS ElectroChemotherapy approach has been developed up to Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer and Phase I/II for the treatment of recurrent breast cancer and has suggested safety and efficacy in a wide range of solid tumors including basal cell, squamous carcinomas, melanoma, breast, prostate, and pancreatic.  In addition, Phase IV pre-marketing studies to support the commercialization of the OMS ElectroChemotheraphy in Europe were also performed for the treatment of primary and recurrent head and neck cancers and cutaneous skin cancers.

The primary front line treatment of solid tumors involves surgical resection and/or radiation to eliminate or debulk tumor growth prior to initiating systemic therapy with chemotherapeutic agents. Because of the difficulty of determining the border, or margins, between healthy and diseased tissue, surgeons will often remove or resect an area outside of the obvious tumor mass to ensure that they have excised all of the cancerous tissue. This treatment can result in the loss of function and appearance of the surrounding tissues and organs, significantly reducing the patient’s quality of life. Although there have been recent advances in non-surgical forms of tumor ablation, such as cryoablation, microwave and high frequency radio ablation therapy, we believe they fail to fully satisfy the clinical need to preserve normal healthy tissue. Given the desire for improved outcomes in the surgical resection of solid tumors, we believe that there will be significant demand for our OMS technology from patients, dermatologists and surgical oncologists.

Asset Acquisition

As described above, on March 14, 2011, we entered into an Asset Purchase Agreement with Inovio to acquire certain assets from Inovio related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation (formerly referred to as “SECTA,” and which we now refer to as the OncoSec Medical System, or “OMS”).  The asset purchase was completed on March 24, 2011.  On September 28, 2011, we entered into an Amendment to the Asset Purchase Agreement to amend certain of the payment terms.  We acquired the following assets from Inovio in connection with this transaction: certain equipment, machinery, inventory and other tangible assets of Inovio related to the OMS technology; certain engineering and quality documentation related to the OMS technology; the assignment of certain contracts; and certain of Inovio’s patents, including patent applications, and trademarks, and all goodwill associated therewith related to the OMS technology.  We did not assume any of the liabilities of Inovio except with respect to all liabilities under the assigned contracts and assigned or acquired intellectual property arising after the closing of the acquisition.

Pursuant to a cross-license agreement with Inovio entered into in connection with the closing of the asset acquisition, we granted to Inovio a fully paid-up, exclusive, worldwide license to certain of the OMS technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation. Inovio also granted us a non-exclusive, worldwide license to certain non-OMS technology patents in the OMS field for the following consideration: a fee for any sublicense of the Inovio technology; a royalty on net sales of any business we develop with the Inovio technology; and repayment of Inovio for any amount Inovio pays to the licensor of the Inovio technology that is a direct result of the license.

We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on commercial product sales related to the OMS technology.  As we describe elsewhere in this Annual Report, on March 18, 2011, we closed a private placement of 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of such private placement.  We used $250,000 of the proceeds as the first payment to Inovio pursuant to the Asset Purchase Agreement.  On September 28, 2011, we entered into an amendment to the Asset Purchase Agreement with Inovio, which amended and modified the payment terms of the Asset Purchase Agreement.  Prior to the amendment, the Asset Purchase Agreement required us to make a payment of $750,000 to Inovio by September 24, 2011.  Under the amendment, we were required to make, and made, a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  In consideration for the amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of our common stock.  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  Payment of the remaining amounts owed to Inovio are due on the following schedule:  $500,000 on the first anniversary of the closing date; $500,000 eighteen months from the closing date; and $1,000,000 on the second anniversary of the closing date.

June Private Placement

On June 21, 2011, we entered into a Securities Purchase Agreement with certain institutional investors providing for the issuance and sale of an aggregate of 4,000,000 shares of our common stock, Series A Warrants to purchase an aggregate of 4,000,000 shares of our common stock, Series B Warrants to purchase an aggregate of 4,000,000 shares of our common stock and Series C

Warrants to purchase an aggregate of 4,000,000 shares of our common stock, for proceeds to us of $3,000,000, which we refer to as the June Private Placement.  The June Private Placement closed on June 24, 2011.  After deducting for fees and expenses, the aggregate net cash proceeds to us from the June Private Placement were approximately $2,790,000.  We expect to use a portion of the proceeds from the June Private Placement to pay part of our obligation to Inovio and the remainder for working capital purposes.

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

The OncoSec Medical System

Most drugs and DNA-based therapeutics must enter the target cell through its membrane in order to perform their intended function.  However, the effectiveness of these medicines is limited as gaining entry into target cells through the outer membrane can be a significant challenge.  In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to the cell resulted in a temporary and reversible increase in the permeability of the cell membrane.  As a consequence, it was also demonstrated that there was a subsequent increase in the ability of both small and large molecules to move between the cell exterior and interior via the newly formed membrane pores.

The transient, reversible nature of the electrical permeabilization of cell membranes and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our therapeutic approach, which we refer to as the OncoSec Medical System.  OMS consists of an electrical pulse generator console and various disposable applicators specific to the individual tumor size, type and location.  While the extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, research with OMS has demonstrated an increase of cellular uptake of chemical molecules from 6,000-8,000 fold above baseline.  Once inside of the cell, the membrane permeability decreased thereby trapping the molecules within the cell and allowing them to perform their function.  The enhanced delivery of these agents results in the ability to not only improve cytotoxicity and therapeutic value but also to lower the required doses and thereby providing a potentially safer treatment.

Our OMS business is composed of two different therapeutic approaches: OMS ElectroImmunotherapy and OMS ElectroChemotherapy.  Our OMS ElectroImmunotherapy products are based on the use of electroporation to enhance the local delivery of DNA-based cytokines as immunotherapy agents that produce both a local and systemic immune response for the treatment of various cancers.  Our approach of OMS ElectroChemotherapy utilizes our electroporation technologies for the local delivery of the chemotherapeutic drug bleomycin to treat solid tumors.  Our OMS platform for the delivery of therapeutic agents specifically and effectively targets the killing of cancerous cells and not healthy normal tissues.  Our mission is to enable people with life-altering cancers to lead better lives through the development of our treatment approaches.

DNA Delivery With Electroporation — OMS ElectroImmunotherapy

The greatest obstacles to making DNA-based immunotherapies a reality has been the lack of safe, efficient, and economical delivery and expression of plasmid-DNA constructs into the target cells.  We have significant history and experience in developing the methods and devices that optimize the use of electroporation for the efficient and effective delivery of DNA-based therapeutics.  The use of OMS in this approach has been validated with multiple sets of interim data from multiple clinical studies assessing DNA-based immunotherapies against cancers.  Together with our partners and collaborators, we plan to be the leader in establishing proof-of-principle of electroporation-delivered DNA immunotherapies.  We believe that electroporation should become the method of choice for plasmid-DNA delivery into cells in many clinical applications.

The immunotherapy approach of our OMS therapy uses an electroporation system that is calibrated and designed to create optimal conditions to deliver plasmid DNA encoding immunotherapeutic cytokines into tumor cells that in turn promote anti-cancer responses.  The cytokine-encoding plasmid is first injected with a syringe/needle into the selected tumor.  Using a remote control, the pulse generator is switched on and electrical pulses are generated and delivered through an attached electrical cord into the injected tissue through an electrode-needle array on the applicator.  When DNA injection is followed by electroporation of the target tissue, transfection is significantly greater with resultant gene expression generally enhanced from 100 to 1000-fold.  This increase makes many DNA-based candidates potentially feasible without unduly compromising safety or cost.

A Phase I clinical trial in metastatic melanoma has been completed using OMS ElectroImmunotherapy to deliver plasmid-DNA encoding for the IL-12 cytokine.  The study was designed to assess both the adaptive and innate immunity responses from the targeted delivery of the IL-12 into melanoma tumor cells.  Published data have demonstrated that gene transfer utilizing in vivo DNA electroporation in metastatic melanoma showed that it was safe, effective, reproducible, and titratable.  The findings also demonstrated not only regression of treated melanoma skin lesions, but also regression of distant untreated lesions, suggesting a systemic immune response to the localized treatment.  These results are of great significance and thus the Company is now planning the further development of OMS for the delivery of plasmid-DNA encoding for the IL-12 cytokine in a Phase II clinical trial that is expected to begin before the end of calendar year 2011.

Drug Delivery With Electroporation — OMS ElectroChemotherapy

The chemotherapeutic approach of our OMS ElectroOncology platform was formerly described as Selective Electrochemical Tumor Ablation (SECTA).  OMS utilizes electroporation technologies for the local delivery of the chemotherapeutic drug bleomycin to treat solid tumors.  The approach has demonstrated safety and efficacy in a wide range of solid tumors including, basal cell, squamous carcinomas, melanoma, breast, prostate, and pancreatic.  The OMS therapy has been developed up to Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer and in Phase I/II for the treatment of recurrent breast cancer.  In addition, Phase IV pre-marketing studies to support the commercialization of the OMS system in Europe were also performed for the treatment of primary and recurrent head and neck cancers and cutaneous skin cancers.  The previous sponsor of these studies (Inovio Pharmaceuticals, Inc.) elected not to conclude the clinical testing but rather monetize certain SECTA assets in order to pursue a more focused strategy for development of DNA vaccines.

We believe that one of the distinctive features of the system is both the preservation of healthy tissue and killing of cancerous cells at the margins of the tumor.  We anticipate the system may therefore afford advantages over surgery in preserving function and improving the quality of life for cancer patients who would otherwise face significant morbidity associated with cancer surgery or other methods of treatment.  In addition, we believe that the OMS ElectroOncology approach will have pharmacoeconomic advantages over existing therapies and will be more readily accepted by both physicians and patients alike.

Clinical Program

We expect to initiate three Phase II clinical trials to assess the cancer-destroying and tissue-sparing properties of the OMS ElectroImmunotherapy technology in patients with melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma during calendar year 2011.  Our lead OMS ElectroImmunotherapy candidate for these trials is a DNA plasmid coding for IL-12 that is delivered using our OMS electroporation device. While the DNA IL-12 immunotherapy is administered locally, results from preclinical and Phase I clinical trials indicated that the therapy was safe and without toxic side effects.  Although Phase I trials are designed to study only safety and tolerability, our Phase I trial appeared to suggest that our OMS ElectroImmunotherapy produced both a local and systemic effect against cancerous cells. In the Phase I human study, 15% of patients demonstrated 100% clearance of distant, untreated metastatic melanoma tumors; wherein only 0.25% would normally be expected to clear on their own if left untreated.  We expect all three Phase II clinical trials will be open label, multi-center trials.

Phase II Melanoma Trial (OMS-I100)

Our planned melanoma trial, entitled “Phase II trial of intratumoral pIL-12 electroporation in advanced stage cutaneous and in transit malignant melanoma,” will be a single dose trial treating approximately 25 patients. The primary endpoint is the objective response rate (local and distant) at six months. Secondary trial endpoints include time to objective response (complete and partial responses), duration of distant response and overall survival. We are building on positive Phase I dose escalation trial results in 24 patients with metastatic melanoma treated with pIL-12 in combination with electroporation. That study established safety and tolerability and suggested a systemic objective response in more than half of the subjects; 15% of patients showed 100% clearance of distant, non-treated tumors. Based on historical data, less than 0.25% of patients would have been expected to see regression in their untreated tumors.   Our melanoma study will be a physician-sponsored trial that will be lead by the University of California at San Francisco.

Phase II Merkel Cell Carcinoma Trial (OMS-I110)

Merkel cell carcinoma is a lethal but rare skin cancer affecting about 1,500 people each year with 33% mortality rate. Current outcomes to chemotherapy treatment have demonstrated short-lived responses with no clear impact on overall survival. Our planned clinical trial, entitled “A Phase II study of intratumoral injection of interleukin-12 plasmid and in vivo electroporation in patients with Merkel cell carcinoma,” is a single dose, open label trial in 15 patients. The study’s endpoint are IL-12 gene expression in tumor tissue at three to four weeks post-treatment and objective response rates (both local and distant) at six months post-treatment. Secondary endpoints will evaluate time to relapse or progression and overall survival. This study will evaluate the safety and tolerability of DNA IL-12 as a treatment for Merkel cell carcinoma and aims to further validate the findings from the Phase I dose escalation trial carried out in 24 metastatic melanoma patients.  This study is a physician-sponsored trial that will be initiated at the University of Washington with a collaboration with the University of California at San Francisco.

Phase II Cutaneous T-Cell Lymphoma (OMS-I120)

Cutaneous T-cell lymphoma, or CTCL, is a rare disease affecting approximately 3,000 people each year with current therapies requiring life-long management and treatment. Today’s treatment methods delivered either locally or systemically all result in systemic toxicities. Cytokine therapies have shown some therapeutic benefit, however, the requirement for high dose systemic concentrations results in unwanted toxicities and eventual resistance to the therapy. In contrast, our OMS ElectroImmunotherapy treatment uses locally delivered low dose plasmid-DNA coding for IL-12, which induces a systemic immune response designed to target and destroy cancerous cells. A previous Phase I clinical trial in 24 melanoma patients demonstrated a strong safety profile for this mode of treatment.  The planned clinical trial, entitled “Phase II trial of intratumoral IL-12 plasmid electroporation in cutaneous lymphoma,” will be an open label, multi-center study and is expected to enroll at least 27 patients. The trial’s primary endpoint is to assess the objective response rate (both local and distant) at six months post-treatment, with safety and progression-free survival as secondary endpoint measures.   OMS ElectroImmunotherapy is a new treatment for patients suffering from CTCL, who currently have few options to treat this chronic life-altering disease.  This study is a physician-sponsored trial that will be initiated at the University of California at San Francisco and via a collaboration with the University of Pennsylvania.

Scientific Advisory Panel

We have consulted with senior and respected oncology researchers to provide counsel as part of our scientific advisory panel for our OMS ElectroImmunotherapy clinical program, each of whom is employed elsewhere on a full-time basis. As a result, they can only spend a limited amount of time on our affairs. We expect to access scientific and medical experts in academia, as needed, to support our scientific advisory panel. The scientific advisory panel assists us on issues related to potential product applications, product development and clinical testing.

Commercialization

Our business model is based on a partnering and commercialization strategy that leverages previous in-depth clinical experiences, and late stage clinical studies in the United States (Phase III) and Europe (Phase IV).  Our near term plan will be to identify and engage potential partner(s) who are established industry leaders in the field of surgical oncology, or who are seeking to expand their portfolio into this space with the purpose of partnering the OMS ElectroChemotherapy asset in select geographic regions, such as Eastern Europe and Asia. Once a partner is engaged, we will seek regulatory approvals to initiate specific studies in target markets to collect clinical, reimbursement, and pharmacoeconomic data in order to advance a joint commercialization strategy.  The clinical development strategy for the OMS ElectroImmunotherapy program will continue to progress with Phase II clinical trials to initiate before calendar year end 2011. We expect these studies to validate data from previous Phase I clinical experience, which will be used to further develop the company’s commercialization strategy for this program.

Competition

We are in a highly competitive industry. We are in competition with traditional and alternative therapies for the indications we are targeting, as well as pharmaceutical and biotechnology companies, hospitals, research organizations, individual scientists and nonprofit organizations engaged in the development of drugs and other therapies for these indications. Our competitors may succeed, and many have already succeeded, in developing competing products, obtaining FDA approval for products or gaining patient and physician acceptance of products before us for the same markets and indications that we are targeting. Many of these companies, and large pharmaceutical companies in particular, have greater research and development, regulatory, manufacturing, marketing, financial and managerial resources and experience than we have and many of these companies may have products and product candidates that are in a more advanced stage of development than our product candidates. If we are not “first to market” for a particular indication, it may be more difficult for us or our collaborators to effectively enter markets unless we can demonstrate our products are clearly superior to existing therapies.

Examples of competitive therapies include the following:

•Surgical Resection.  In 90% of cases, the primary treatment for localized and operable tumors or lesions is surgical resection alone or in combination with other modalities such as radiation therapy.  Given the ability to cut an appropriate margin around the tumor in order to avoid recurrence from microscopic disease populating the periphery of the tumor mass makes surgery highly effective for early stage cancers. Recent advances in robotic surgical technology have provided more minimally invasive surgical options.  However, accessibility of a tumor at times prevents the use of surgery or limits the margin that can be removed especially at sites such as the tongue where the loss of tissue results in the loss of critical function such as speech. The drawback to resecting tissue is potential disfigurement or debilitating effects on organ function. Surgery also requires additional cost in the form of hospitalization and post-operative care.

•Radiation Therapy. Radiation therapy’s high-energy rays generated by an external machine or by radioactive materials placed directly into or near the tumor are used to damage and stop growth of malignant cells, which are more sensitive to the effects of radiation. Radiation is often used in combination with surgery and chemotherapy. In cases where a tumor is inoperable or unresponsive to chemotherapy, radiation is often used palliatively to limit the complications of disease progression.  Radiation therapy has a number of significant side effects, in that it damages healthy cells surrounding the target area and takes several weeks to administer. It may also be costly due to the number of procedures and cost of administration.

•Chemotherapy. Post-surgery or in cases where surgery is contraindicated, chemotherapy is often used to treat systemic disease and may frequently be combined with radiation therapy. Typically it is used under the following circumstances:

•When cancer is disseminated requiring treatment of systemic or metastatic disease;

•Where the prognosis for local regional disease is poor due to the likelihood of disease progression;

•Where surgery is contraindicated, e.g. certain liver or pancreatic carcinoma or as a result of the patient’s overall health condition; and

•For palliation, to achieve tumor shrinkage to ameliorate tumor symptoms or complications.

The cytotoxicity of many existing anti-cancer drugs is well proven, but with many undesirable proven side effects including immunosuppression alopecia (loss of hair), nausea, vomiting, and in some cases drug resistance. Surgery and radiation cannot be used where treatment poses a risk to nearby nerves, blood vessels, or vital organs. All of these practices have limited efficacy in treating cancers of certain organs, such as the pancreas.

•Alternative treatments.  Competitive therapies also include alternative treatments, such as radio frequency ablation, photodynamic therapy, cryoablation, brachytherapy and biologic or immunotherapy:

•Radio Frequency Ablation (“RFA”). This modality uses radio frequency energy to heat tissue to a high enough temperature to cause ablation or cell death. An RFA ablation probe is placed directly into the target tissue. An array of several small, curved electrodes is deployed from the end of the probe. Once sufficient temperatures are reached, the heat kills the target tissue within a few minutes. This treatment has been proven efficacious in treating some solid tumors but suffers from not being tumor specific by destroying healthy as well as malignant tissue.

•Photodynamic Therapy.  Photodynamic therapy (“PDT”) uses intravenous administration of a light-activated drug that accumulates in malignant cells. A non-thermal laser is used to activate the drug, producing free radical oxygen molecules that destroy the cancer. PDT has low risk of damage to adjacent normal tissue, the ability to retreat, and can be used concurrently with other treatment modalities. A major side effect of PDT is patient photosensitivity that can last up to eight weeks. Other side effects include nausea and vomiting. This method is limited by the shallow depth of penetration of the laser light which makes it more applicable to surface lesions on the skin or esophagus.

•Cryoablation. Cryoablation is a technique being used to treat lesions in liver, kidney, prostate, and breast cancer. This method uses liquid nitrogen filled probes inserted into the tumor mass with image guided surgery to freeze cancer cells. Necrosis (cell death) occurs and the dead cells are naturally sloughed off into the body. Cryoablation has been most commonly adopted for use in treating prostate carcinoma where surgery can often lead to impotence. The technology is claimed to limit nerve damage in the prostate allowing for the retention of bladder and sexual function. Therefore, it may afford advantages over surgery and brachytherapy (see below).

•Brachytherapy. Brachytherapy involves the local implantation of radioactive seeds into or near a tumor mass. It has been most widely used in prostate and breast carcinoma in situ. The seeds decay over time resulting in the local destruction of malignant cells. The difficulty with brachytherapy, in addition to the concomitant destruction of nascent healthy tissue, is the investment and training required to administer the therapy. Recent reports also suggest that the therapy may not produce durable responses (i.e. long term cures). Consequently, brachytherapy does not appear to be growing in acceptance in the marketplace.

•Biological Therapy for Immunotherapy. This therapeutic approach stimulates the patient’s own immune system to attack malignant tumor cells, which have managed to circumvent the body’s natural immune processes that would normally recognize and destroy these cells before they are able to form growing cancerous tumors. Several methods have been employed to evoke this immune response including vaccination using tumor specific antigens, such as monoclonal antibodies, such as Yervoy®, and cell-based immune therapies which activate immune cells, such as cytotoxic T lymphocytes (CTLs) and dendritic cells (DC) to fight against the cancer. Despite these therapies showing benefit to some patients by extending life beyond traditional therapeutic options, safety and tolerance to these drugs, as well as ease of administration of the therapies, has proven to be a deterrent for adoption into the clinic. As a result, emerging therapies continue to be developed to improve upon the safety, efficacy and ease-of-use problems currently encountered by immunotherapies.

Like Provenge®, many emerging therapies continue to employ an autologous cell-based mode of delivery, which involves the harvesting of a patients own cells, growing them in a lab, incubating with a vaccine or immune stimulating agent, and re-administering the resulting product to the patient. This autologous cell-based approach has shown safety and efficacy, however, the significant cost and time involved in preparing this therapeutic treatment for each individual patient has demonstrated unattractive for many patients and clinicians.

Viral vectors, such as adenoviruses and oncolytic viruses, have also been used to deliver immunotherapeutic payloads to fight against cancerous cells, either systemically or through direct injection into the tumor. Clinical trials for this therapeutic delivery method are on-going with no approved therapies yet to be available in the clinic, however, questions still remain about efficacy of viral vectors as a delivery method, since the patient may mobilize an immune reaction against the virus itself resulting in neutralization of the virus and clearance from the body before an effectual response is elicited.  Since viral vectors are occasionally created from pathogenic viruses, involving a deletion of a part of the viral genome critical for viral replication, safety has also been a concern to avoid production of new virions.

Other non-viral vector methods, including liposome-based delivery systems, are also currently being developed and employed in on-going clinical trials. The impact of these emerging cancer immunotherapies will ultimately be determined by their ability to improve upon the safety, efficacy, utility and cost of currently available therapies.

•Vaccination.  The use of vaccination has long held interest as another potential modality that could prove beneficial in treating and limiting systemic disease. The challenge has been that tumors do not display antigens unique to the tumor cell that the immune system can use to specifically target for selective destruction of the malignant tissue. Even though tumors over-express normal cellular products that the immune system ignores, due to a process called tolerization, the immune system is educated not to recognize self antigens early in development. As a result of the lack of immune system detection, it has proven difficult to use conventional vaccination strategies to break or overcome tolerance and generate immunity against tumor cells.

Research and Development Expenditures

We have not incurred significant expenditures in or conducted any research and development activities over the last two fiscal years.  However, we expect to incur significant expenditures in these areas in the future.  Our expenditures will be primarily related to the advancement of three Phase II clinical trials to assess the OMS ElectroImmunotherapy technology in patients with melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.  We expect these expenditures to begin during calendar year 2011 and ramp up based on enrollment in the trials and subsequent analysis of patient data from the separate studies.

Employees

Concurrent with the asset acquisition, we assembled a senior management team with many years of experience and success in biotech/pharma operations, business and commercial development and capital markets.  In addition, we have assembled a clinical and regulatory team that has had many years of experience in developing and advancing novel therapeutic approaches through clinical testing and regulatory approvals. We have a total of eleven full-time employees.

We expect to hire additional staff and to engage consultants in regulatory, compliance, investor and public relations, and general administration as necessary.  We also expect to engage experts in healthcare and in general business to advise us in various capacities.

Intellectual Property

We own intellectual property rights including patents and trademarks relating to the OMS therapies.  Specifically, we have licensed intellectual property rights to use certain electroporation technology and intellectual property for delivering DNA-based cytokines as an immunotherapy.  In addition, we own intellectual property rights, including patents and trademarks for electroporation assets relating to the use of bleomycin to treat solid tumors.  Our success and ability to compete depends upon our intellectual property. We have been issued 27 U.S. patents and have one U.S. patent that is pending application. We have a total of 32 patents in other jurisdictions.  The bulk of our patents, including fundamental patents directed toward our proprietary technology, expire between 2014 and 2027.  In addition, we have acquired a non-exclusive, worldwide license to 28 electroporation-related U.S. patents and 80 patents granted in other jurisdictions.

Government Regulation

United States

In the United States, our product candidates are subject to extensive regulation by the Food and Drug Administration (the “FDA”).  Federal and state statutes and regulations, many of which are administered by the FDA, govern, among other things, the research, development, testing, manufacture, storage, recordkeeping, approval, labeling, promotion and marketing, distribution, post-approval monitoring and reporting, sampling, and import and export of pharmaceutical products.  Failure to comply with applicable FDA or other requirements may subject a company to a variety of administrative or judicial sanctions, such as the FDA’s refusal to approve pending applications, a clinical hold, warning letters, recall or seizure of products, partial or total suspension of production, withdrawal of the product from the market, injunctions, fines, civil penalties or criminal prosecution.

FDA approval is required before any new unapproved drug or dosage form, including a new use of a previously approved drug, can be marketed in the United States.  The process required by the FDA before a drug may be marketed in the United States generally involves, among other things:

•completion of pre-clinical testing and formulation studies in compliance with the FDA’s good laboratory practice regulations;

•submission to the FDA of an investigational new drug application, or IND, for human clinical testing, which must become effective before human clinical trials may begin in the United States;

•performance of adequate human clinical trials in accordance with good clinical practices to establish the safety and efficacy of the proposed drug product for each intended use; and

•submission to the FDA of a new drug application, or NDA, which the FDA must review and approve.

The pre-clinical and clinical testing and approval process requires substantial time, effort and financial resources, and the receipt and timing of approval, if any, is highly uncertain.  The results of pre-clinical tests, together with certain manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA.  Once an IND is in effect, the protocol for each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed.  A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

Clinical trials involve the administration of the investigational new drug to human subjects under the supervision of qualified investigators in accordance with good clinical practice requirements.  For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

•Phase I:  The drug is initially introduced into healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its effectiveness.

•Phase II:  The drug is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage.  Multiple Phase II clinical trials may be conducted.

•Phase III:  The drug is administered in large patient populations to obtain additional evidence of clinical efficacy and safety in an expanded patient population at multiple, geographically-dispersed clinical trial sites and to establish the overall risk-benefit relationship of the drug.

•Phase IV:  In some cases, the FDA may condition approval of an NDA for a product candidate on the sponsor’s agreement to conduct additional clinical trials to further assess the drug’s safety and effectiveness after NDA approval.

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of an NDA requesting approval to market the product.  NDAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls and proposed labeling, among other things.

Once the submission has been accepted for filing, the FDA begins an in-depth substantive review.  Pursuant to the FDA’s performance goals, NDA reviews are to be completed within ten months, subject to extensions by the FDA.  Before approving an NDA, the FDA often inspects the facility or facilities where the product is manufactured and will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with good manufacturing practices.  Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practices before approving an NDA.  If the FDA determines that the NDA is not acceptable, then the FDA may outline the deficiencies in the NDA and often will request additional information or additional clinical trials.  Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

Even if regulatory approval of a product candidate is obtained, such approval will usually entail limitations on the indicated uses for which the product may be marketed.  Additionally, the FDA may require post-approval testing, such as Phase IV studies, or surveillance programs to monitor the effect of approved products, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs.

After FDA approval, a product will be subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to drug/device listing, recordkeeping, periodic reporting, product sampling and distribution, manufacturing practices, labeling, advertising and promotion, and reporting of adverse experiences with the product.  The FDA may withdraw its approval of a product if compliance with regulatory requirements and manufacturing standards is not maintained or if problems occur after the product reaches the market.  Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in, among other things:  restrictions on the marketing or manufacturing of the product; complete withdrawal of the product from the market or product recalls; fines, warning letters or holds on post-approval clinical trials; or injunctions or the imposition of civil or criminal penalties.

International Regulation

If we pursue research and/or commercialization of our product candidates in countries other than the United States, then we would need to obtain the necessary approvals by the regulatory authorities of such foreign countries comparable to the FDA before we could commence clinical trials or marketing of our product candidates in those countries, and we would be subject to a variety of foreign regulations regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products.  The approval process and requirements vary from country to country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval.

Other Regulatory Requirements and Environmental Matters

We are or may become subject to various laws and regulations regarding laboratory practices and the experimental use of animals, as well as environmental laws and regulations governing, among other things, any use and disposal by us of hazardous or potentially hazardous substances in connection with our research.  In each of these areas, as above, the FDA and other government agencies have broad regulatory and enforcement powers, including, among other things, the ability to levy fines and civil penalties, suspend or delay issuance of approvals, seize or recall products, and withdraw approvals, any one or more of which could have a material adverse effect on us.  Additionally, if we are able to successfully obtain approvals for and commercialize our product candidates, then we may become subject to various federal, state and local laws targeting fraud, abuse, privacy and security in the healthcare industry.

ITEM 1A.  RISK FACTORS

You should consider each of the following factors as well as the other information in this Report in evaluating our business and our prospects.  Our business, financial condition, results of operations and stock price could be materially adversely affected by a wide range of factors.. Additional risks not presently known to us or that we currently deem immaterial may also impair our business financial condition, results of operations and stock price.

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future.  As further described elsewhere in this report, on June 24, 2011, we issued 4 million shares of common stock and three series of warrants to purchase an aggregate of 12 million shares of our common stock to two institutional investors for proceeds of $3.0 million (the “June Private Placement”).  However, we will require additional financing to fund our planned operations, including developing and commercializing the assets obtained under the Asset Purchase Agreement with Inovio, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.  If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We may not be able to obtain additional financing if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks, persist.  Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We have never generated revenue from our operations and our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the fiscal year ended July 31, 2010, we incurred a net loss of $36,158 and during the annual period ended July 31, 2011, we incurred a net loss of $3,758,817. From inception through July 31, 2011, we incurred an aggregate loss of $3,835,876. We expect that our operating expenses will increase substantially over the next 12 months as we ramp-up our business. We estimate our average monthly expenses over the next 12 months to be approximately $400,000, including general and administrative expenses but excluding future acquisition costs and the cost of any future development activities. As of July 31, 2011, we had cash and cash equivalents of $2,457,693.

Although we have obtained some of the funds we expect to require in the June Private Placement, after deducting for fees and expenses, our aggregate net cash proceeds from the June Private Placement was approximately $2.79 million. In order to fund our anticipated budget for the next 12 months, including acquisition costs, we believe that we will need to raise approximately $2.3 million in additional funds.  This amount could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2011, which are included in our annual report on Form 10-K for the fiscal year ended July 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2011. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

We are an early-stage company with a limited operating history, which may hinder our ability to successfully meet our objectives.

We are an early-stage company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Only recently have we explored opportunities in the biomedical industry.  As a result, the revenue and income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations and financial condition to suffer or fail.

We have not yet commercialized any of our potential product candidates and we cannot predict if or when we will become profitable.

We have not yet commercialized any product candidate relating to our current assets in the biomedical industry. Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidate that receives regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

Because of the numerous risks and uncertainties associated with our product development and commercialization efforts, we are unable to predict the extent of our future losses or when or if we will become profitable, and it is possible we will never commercialize any of our product candidates or become profitable. Our failure to obtain regulatory approval and successfully commercialize any of our product candidates would have a material adverse effect on our business, results of operations, financial condition and prospects and could result in our inability to continue operations.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to continue our operations.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified personnel having experience in the biomedical industry. Competition for qualified individuals is intense. If we are not able to find, attract and retain qualified personnel on acceptable terms, our business operations could suffer.

Additionally, although we have employment agreements with each of our executive officers, these agreements are terminable by them at will and we may not be able to retain their services. The loss of the services of any members of our senior management team could delay or prevent the development and commercialization of any other product candidates and our business could be harmed to the extent that we are not able to find suitable replacements.

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

We may be unable to successfully develop and commercialize the assets we recently acquired, or acquire, or develop and commercialize new assets and product candidates.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner the assets we recently acquired from Inovio related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation, which we now refer to as the OncoSec Medical System (“OMS”). In addition, we may acquire new assets or product candidates in the future. There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

•successfully identifying potential product candidates;

•developing potential product candidates;

•difficulties in conducting or completing clinical trials, including receiving incomplete, unconvincing or equivocal clinical trials data;

•obtaining requisite regulatory approvals for such products in a timely manner or at all;

•acquiring, developing, testing and manufacturing products in compliance with regulatory standards in a timely manner or at all;

•being subject to legal actions brought by our competitors, which may delay or prevent the development and commercialization of new products;

•delays or unanticipated costs; and

•significant and unpredictable changes in the payer landscape, coverage and reimbursement for any products we develop.

As a result of these and other difficulties, we may be unable to develop potential product candidates using our intellectual property, and potential products in development by us may not receive timely regulatory approvals, or approvals at all, necessary for marketing by us or our third-party partners. If we do not acquire or develop product candidates, any of our product candidates are not approved in a timely fashion or at all or, when acquired or developed and approved, cannot be successfully manufactured and commercialized, our operating results would be adversely affected. In addition, we may not recoup our investment in developing products, even if we are successful in commercializing those products.  Our business expenditures may not result in the successful acquisition, development or commercialization of products that will prove to be commercially successful or result in the long-term profitability of our business.

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

Delays in the commencement or completion of clinical testing for product candidates based on the OMS technology could result in increased costs to us and delay or limit our ability to pursue regulatory approval or generate revenues.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of our proposed clinical trials are favorable, clinical trials for product candidates based on the OMS technology will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our planned Phase II clinical trials will be initiated or completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•obtaining regulatory authorization to commence a clinical trial;

•reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators and trial sites;

•obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

•identifying, recruiting and training suitable clinical investigators;

•identifying, recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications; and

•retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, or for any other reason they choose, or who are lost to further follow-up.

We believe that we have planned and designed an adequate clinical trial program for our product candidates based on our OMS technology.  However, the FDA could determine that it is not satisfied with our plan or the details of our pivotal clinical trial protocols and designs.

Additionally, changes in applicable regulatory requirements and guidance may occur and we may need to amend clinical trial protocols to reflect these changes. Amendments may require us to resubmit our clinical trial protocols to IRBs for reexamination, which may impact the costs, timing or successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our clinical trials, the commercial prospects for our product candidates may be harmed, which may have a material adverse effect on our business, results of operations, financial condition and prospects.

We expect to rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We expect to enter into agreements with third-party CROs to conduct our planned clinical trials and anticipate that we may enter into other such agreements in the future regarding any future product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. We and our CROs are required to comply with current good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA and similar foreign regulators may determine that our clinical trials are not compliant with GCP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate additional revenues could be delayed.

We may incur liability if our promotions of product candidates are determined, or are perceived, to be inconsistent with regulatory guidelines.

The FDA provides guidelines with respect to appropriate product promotion and continuing medical and health education activities. Although we endeavor to follow these guidelines, the FDA or the Office of the Inspector General: U.S. Department of Health and Human Services may disagree, and we may be subject to significant liability, including civil and administrative remedies as well as criminal sanctions. In addition, management’s attention could be diverted and our reputation could be damaged.

We have limited experience in manufacturing our product candidates in quantities required to conduct our clinical trials, and if our products are eventually approved for sale by the FDA, for commercial quantities. We may not be able to comply with applicable manufacturing regulations or produce sufficient product for contract, clinical trial or commercial purposes.

The commercial manufacturing of DNA based cytokines and other biological products is a time-consuming and complex process, which must be performed in compliance with the FDA’s current Good Manufacturing Practices, or cGMP, regulations. We may not be able to comply with the cGMP regulations, and our manufacturing process may be subject to delays, disruptions or quality control problems. In addition, we may need to complete the installation and validation of additional large-scale fermentation and related purification equipment to produce the quantities of product expected to be required for clinical trials, and if our products are eventually approved for sale by the FDA, for commercial purposes. We have limited experience in manufacturing at this scale. Noncompliance with the cGMP regulations, the inability to complete the installation or validation of additional large-scale equipment, or other problems with our manufacturing process may limit or delay the development or commercialization of our product candidates, and cause us to breach our contract manufacturing service arrangements.

If any product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, the revenues that we generate may be limited.

The commercial success of any potential product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of any potential product candidates for which we may receive regulatory approval will depend on a number of factors, including:

•our ability to provide acceptable evidence of safety and efficacy;

•acceptance by physicians and patients of the product as a safe and effective treatment;

•the prevalence and severity of adverse side effects;

•limitations or warnings contained in a product’s FDA-approved labeling;

•the clinical indications for which the product is approved;

•availability and perceived advantages of alternative treatments;

•any negative publicity related to our or our competitors’ products;

•the effectiveness of our or any current or future collaborators’ sales, marketing and distribution strategies;

•pricing and cost effectiveness;

•our ability to obtain sufficient third-party payor coverage or reimbursement; and

•the willingness of patients to pay out of pocket in the absence of third-party payor coverage.

Our efforts to educate the medical community and third-party payors on the benefits of any of our potential product candidates for which we obtain marketing approval from the FDA or other regulatory authorities may require significant resources and may never be successful. If our potential products do not achieve an adequate level of acceptance by physicians, third-party payors and patients, we may not generate sufficient revenue from these products to become or remain profitable.

We may not be successful in executing our strategy for the commercialization of our product candidates. If we are unable to successfully execute our commercialization strategy, we may not be able to generate significant revenue.

We intend to advance a commercialization strategy that leverages previous in-depth clinical experiences, previous CE (Conformité Européene) approvals for the electroporation-based devices and late stage clinical studies in the United States (Phase III) and Europe (Phase IV).  This strategy includes seeking approval from the FDA to initiate pivotal registration studies in the United States for select rare cancers that have limited, adverse or no therapeutic alternatives.  This strategy also includes expanding the addressable markets for the OMS therapies through the addition of relevant indications. Our commercialization plan also includes partnering and/or co-developing OMS in developing geographic locations, such as Eastern Europe and Asia, where local resources are best leveraged and appropriate collaborators can be secured.

We may not be able to implement our commercialization strategy as we have planned.  Further, we have little experience and have not proven our ability to succeed in the biomedical industry and are not certain that our implementation strategy, if implemented correctly, would lead to significant revenue.  If we are unable to successfully implement our commercialization plans and drive adoption by patients and physicians of our potential future products through our sales, marketing and commercialization efforts, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition and prospects.

In order to market our proprietary products, we may choose to establish our own sales, marketing and distribution capabilities. We have no experience in these areas, and if we have problems establishing these capabilities, the commercialization of our products would be impaired.

We may choose to establish our own sales, marketing and distribution capabilities to market products to our target markets. We have no experience in these areas, and developing these capabilities will require significant expenditures on personnel and infrastructure. While we intend to market products that are aimed at a small patient population, we may not be able to create an effective sales force around even a niche market. In addition, some of our product candidates may require a large sales force to call on, educate and support physicians and patients. We may desire in the future to enter into collaborations with one or more pharmaceutical companies to sell, market and distribute such products, but we may not be able to enter into any such arrangement on acceptable terms, if at all. Any collaboration we do enter into may not be effective in generating meaningful product royalties or other revenues for us.

Our success depends in part on our ability to protect our intellectual property. Because of the difficulties of protecting our proprietary rights and technology, we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark and trade secret protection of our product candidates and their respective components, formulations, manufacturing methods and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.

The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us or our future collaborators may not provide significant proprietary protection or competitive advantage, and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of our potential product candidates can be subject to substantial delays, our patents may expire and provide only a short period of protection, if any, following any future commercialization of products. Moreover, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. If any of our patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

We may incur substantial costs as a result of litigation or other proceedings relating to protection of our patent and other intellectual property rights, and we may be unable to successfully protect our rights to our potential products and technology.

If we choose to go to court to stop a third party from using the inventions claimed by our patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced. These lawsuits are expensive and could consume time and other resources even if we were successful in stopping the infringing activity. In addition, the court could decide that our patents are not valid and that we do not have the right to stop others from using the inventions claimed by the patents.

Additionally, even if the validity of these patents is upheld, the court could refuse to stop a third party’s infringing activity on the ground that such activities do not infringe our patents. The U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents to make it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding, or during litigation, under the revised criteria.

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

All biomedical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., these regulations are principally administered by the FDA and to a lesser extent by the United Stated Drug Enforcement Agency (the “DEA”) and state government agencies, as well as by various regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.  Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our product candidates and products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. To the extent that we successfully commercialize any product, we may also be subject to ongoing FDA obligations and continued regulatory review with respect to manufacturing, processing, labeling, packaging, distribution, storage, advertising, promotion and recordkeeping for the product.  Additionally, we may be required to conduct potentially costly post-approval studies and report adverse events associated with our products to FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

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

Moreover, the regulations, policies or guidance of the FDA or other regulatory agencies may change and new or additional statutes or government regulations may be enacted that could prevent or delay regulatory approval of our product candidates or further restrict or regulate post-approval activities. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market our potential product candidates, which would adversely affect our ability to generate revenue and achieve or maintain profitability.

We face potential product liability exposure and if successful claims are brought against us, we may incur substantial liability.

The clinical use of our product candidates exposes us to the risk of product liability claims. Any side effects, manufacturing defects, misuse or abuse associated with our product candidates could result in injury to a patient or even death. In addition, a liability claim may be brought against us even if our product candidates merely appear to have caused an injury. Product liability claims may be brought against us by consumers, healthcare providers, pharmaceutical companies or others coming into contact with our product candidates, among others.

Regardless of merit or potential outcome, product liability claims against us may result in, among other effects, the inability to commercialize our product candidates, impairment of our business reputation, withdrawal of clinical trial participants and distraction of management’s attention from our primary business. If we cannot successfully defend ourselves against product liability claims we could incur substantial liabilities.

The biomedical industry is highly competitive.

The biomedical industry has an intensely competitive environment that will require an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and payers in managed care organizations, group purchasing organizations and Medicare & Medicaid services. We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We are smaller than almost all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are that large drug companies are consolidating into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. It is possible that developments by our competitors will make any products or technologies that we acquire noncompetitive or obsolete.

If our competitors market and/or develop competing product candidates that are marketed more effectively, approved more quickly or demonstrated to be safer or more effective than our product candidates, then our commercial opportunities may be reduced or eliminated.

The pharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. If we are able to obtain regulatory approval of our product candidates related to our OMS technology or any assets we may acquire in the future, we will face competition from products currently marketed by companies much larger than us that address our targeted indications.

In addition to already marketed products, we also face competition from product candidates that are or could be under development. We expect our product candidates, if approved and commercialized, to compete on the basis of, among other things, product efficacy and safety, time to market, price, patient reimbursement by third-party payors, extent of adverse side effects and convenience of treatment procedures. We may not be able to effectively compete in one or more of these areas. We also may not be able to differentiate any products that we are able to market from those of our competitors or successfully develop or introduce new products that are less costly or offer better results than those of our competitors.

Additionally, our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit or block us from developing or commercializing our product candidates. Our competitors may also develop products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted or less costly than ours and may also be more successful than us in manufacturing and marketing their products. If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with our potential product candidates that are approved, our business, results of operations, financial condition and prospects may be materially adversely affected.

If we fail to comply with federal and state healthcare laws, including fraud and abuse and health information privacy and security laws, we could face substantial penalties and our business, results of operations, financial condition and prospects could be adversely affected.

Even though we do not and will not control referrals of healthcare services or bill directly to third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. To the extent that any product we make is sold in a foreign country, we also may be subject to foreign laws and regulations. If we or our operations are found to be in violation of any of these laws or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines, exclusion from participation in U.S. federal or state health care programs, and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could materially adversely affect our ability to operate our business and our financial results. Further, any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates or technologies, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our business and operations would suffer in the event of system failures.

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause interruptions in our operations, and could result in a material disruption of our commercialization activities, development programs and our business operations, in addition to possibly requiring substantial expenditures of resources to remedy. The loss of clinical trial data from completed or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. To the extent that any disruption or security breach were to result in a loss of, or damage to, our data or applications, or inappropriate disclosure of confidential or proprietary information, we could incur liability and the commercialization of any potential product candidate could be delayed.

We may invest or spend our cash in ways with which you may not agree or in ways which may not yield a significant return.

Our management has considerable discretion in the use of our cash. Our cash may be used for purposes that do not increase our operating results or market value. Until the cash is used, it may be placed in investments that do not produce significant income or that may lose value. The failure of our management to invest or spend our cash effectively could result in unfavorable returns and uncertainty about our prospects, each of which could cause the price of our common stock to decline.

We have never paid dividends on our capital stock, and we do not anticipate paying any cash dividends in the foreseeable future.

The continued operation and expansion of our business will require substantial funding. Investors seeking cash dividends in the foreseeable future should not purchase our common stock. We have paid no cash dividends on any of our capital stock to date and we currently intend to retain our available cash to fund the development and growth of our business. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, restrictions imposed by applicable law and other factors our Board of Directors deems relevant. We do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any return to stockholders will therefore be limited to the appreciation of their stock, which may never occur.

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

Sales of substantial amounts of our shares could adversely affect the market price of our common stock.

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  These sales could also make it more difficult for us to raise additional capital through the sale of equity securities on commercially reasonable terms.

As of October 14, 2011, we have 56,856,000 outstanding shares of common stock.  If the warrants issued in the June Private Placement and to Inovio are exercised, based on the number of shares outstanding on October 14, 2011, we would have 69,096,000 outstanding shares of common stock.  These warrant holders may exercise their warrants at their own discretion and at any time in accordance with the terms of such warrants until their expiration.  The holders of shares of our common stock that are freely transferable have the right to sell their shares at their own discretion and at any time, and such sales are outside of our control.  If such stockholders choose to sell substantial amounts of our common stock within a short period of time, the market price of our common stock could be adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in our Annual Reports on Form 10-K for the fiscal years ended July 31, 2011, and 2010, we have identified material weaknesses in our internal controls and procedures. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by these reports. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date and any future measures may not remediate the material weaknesses discussed in our periodic reports.

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

Trading of our stock is restricted by the SEC’s “penny stock” regulations and certain FINRA rules, which may limit a stockholder’s ability to buy and sell our common stock.

Our securities are covered by certain “penny stock” rules, which impose additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and accredited investors. For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale, among other things. These rules may affect the ability of broker-dealers and holders to sell our common stock and may negatively impact the level of trading activity for our common stock. To the extent our common stock remains subject to the penny stock regulations, such regulations may discourage investor interest in and adversely affect the market liquidity of our common stock.

The Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock only recently began trading on the OTC Bulletin Board (“OTCBB”), and has a limited trading history on that market.  Trading on the OTCBB is frequently highly volatile, with low trading volume. Since our common stock began trading on the OTCBB in March 2011, we have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

Factors affecting the trading price of our common stock may include:

•adverse research and development or clinical trial results;

•our inability to obtain additional capital;

•announcement that the FDA denied our request to approve our products for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States;

•potential negative market reaction to the terms or volume of any issuance of shares of our stock to new investors or service providers;

•sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our stockholders in the public market;

•declining working capital to fund operations, or other signs of apparent financial uncertainty;

•significant advances made by competitors that adversely affect our potential market position; and

•the loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

Additionally, our clinical trials will be open-ended and, therefore, there is the possibility that information regarding the success (or setbacks) of our clinical trials may be obtained by the public prior to a formal announcement by us.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable

ITEM 2.  PROPERTIES

We do not own any real property.  In May 2011, we entered into a one year operating lease agreement for office space for our headquarters in San Diego, California.  The lease expires on May 30, 2012, with a base annual rent of $42,000.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. We are unaware of any such lawsuits presently pending against us which, individually or in the aggregate, are deemed to be material to our financial condition or results of operations.

ITEM 4.  (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our common stock has been quoted on the OTC Bulletin Board (the “OTCBB”) under the symbol ONCS.OB since March 2011.  Prior to March 2011, our common stock traded on the OTCBB under the symbol NTVS.  As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that any application would be approved or that we will ever be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange.

The transfer agent for our common stock is Nevada Agency and Transfer Company at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal 2010
First Quarter ended October 31, 2009*	—	—
Second Quarter ended January 31, 2010*	—	—
Third Quarter ended April 30, 2010	$0.0022	$0.0022
Fourth Quarter ended July 31, 2010*	—	—

Fiscal 2011
First Quarter ended October 31, 2010*	—	—
Second Quarter ended January 31, 2011*	—	—
Third Quarter ended April 30, 2011#	—	—
Fourth Quarter ended July 31, 2011	1.99	0.65

* There was no market for our common stock during this period.

# There was no market for our common stock during portions of this period

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.  On October 14, 2011, the closing bid price of our common stock, as reported on the OTCBB, was $0.36

As of October 14, there were 74 holders of record of our common stock.

Trades in our common stock may be subject to Rule 15g-9 under the Exchange Act, which imposes requirements on broker-dealers who sell securities subject to the rule to persons other than established customers and accredited investors.  For transactions covered by the rule, broker-dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The Securities and Exchange Commission also has rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on some national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system).  The penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the Securities and Exchange Commission that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of common stock.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

As of July 31, 2010, we had not adopted an equity compensation plan or issued, or authorized for issuance, any securities under an equity compensation plan.  In May 2011, our Board of Directors adopted the 2011 Stock Incentive Plan (“the 2011 Plan”), subject to stockholder approval. The 2011 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock. Under the 2011 Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options vest over a period according to the terms of an option agreement, and are exercisable for a maximum period of ten years after the date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of OncoSec at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. No options were issued under the 2011 Plan during the fiscal year ended July 31, 2011. We expect to submit the 2011 Plan to a vote of our stockholders at our next annual meeting.

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors”.

Company Overview

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

On March 24, 2011, we completed the acquisition of certain assets of Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement dated March 14, 2011 by and between the Company and Inovio (the “Asset Purchase Agreement”).  The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies, which we now refer to as the OncoSec Medical System (“OMS”), a therapy which uses an electroporation device to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of tumors.  The acquired assets included, among other things: certain equipment, machinery, inventory and other tangible assets of Inovio related to the OMS technology; certain engineering and quality documentation related to the OMS technology; the assignment of certain contracts; and certain of Inovio’s patents, including patent applications, and trademarks, and all goodwill associated therewith related to the OMS technology.

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on any commercial product sales related to the OMS technology.  We made our first payment upon closing of the acquisition under the Asset Purchase Agreement, using proceeds received in the March Private Placement described below.  On September 28, 2011, we entered into an amendment to the Asset Purchase Agreement with Inovio, which amended and modified the payment terms of the Asset Purchase Agreement.  Prior to the amendment, the Asset Purchase Agreement required us to make a payment of $750,000 to Inovio by September 24, 2011.  Under the amendment, we were required to make, and made, a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  In consideration for the amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of our common stock.  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  Payment of the remaining amounts owed to Inovio are due on the following schedule:  $500,000 on the first anniversary of the closing date; $500,000 eighteen months from the closing date; and $1,000,000 on the second anniversary of the closing date.

In connection with the Asset Purchase Agreement, on March 24, 2011 we entered into a cross-license agreement with Inovio pursuant to which we granted Inovio a fully paid-up, exclusive, worldwide license to certain of the OMS technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation.  Inovio also granted us a non-exclusive, worldwide license to certain non-OMS technology patents in the OMS field in exchange for: a fee for any sublicense of the Inovio technology, not to exceed 10%; a royalty on net sales of any business we develop with the Inovio technology, not to exceed 10%; and payment to Inovio of any amount Inovio pays to the licensor of the Inovio technology that is a direct result of the license.

Following the acquisition of the OMS technology assets from Inovio, we relocated our principal office to San Diego, California.  Our business is now focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors that have unmet medical needs or where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to deliver either an approved chemotherapeutic agent (“OMS ElectroChemotherapy”), or a DNA plasmid construct that encodes for a cytokine (“OMS ElectroImmunotherapy”) to treat solid tumors.  OMS ElectroChemotherapy and OMS ElectroImmunotherapy specifically target destruction of cancerous cells and not healthy normal tissues.  Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  In May 2011, we announced the planned initiation of three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.

On March 1, 2011 we affected a 32 for one forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and our outstanding common stock increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date.  The accompanying financial statements for interim and annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

On March 18, 2011, we closed a private placement of 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000 (the “March Private Placement”).  Each unit consists of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the March Private Placement.  The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  We completed an evaluation of the warrants issued with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet.  We are not obligated to register any of the shares issued or issuable upon exercise of the warrants issued in the March Private Placement.

On June 24, 2011, we sold in a private placement an aggregate of 4,000,000 shares of our common stock and three series of warrants to purchase an aggregate of 12,000,000 shares of our common stock, for proceeds to us of $3.0 million (the “June Private Placement”).  We also issued warrants to purchase 240,000 shares of our common stock to the co-placement agents in the offering. After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement that we entered into with the purchasers in the June Private Placement, each purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the our common stock equal to 100% of the shares issued to such purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of five years.  The warrants issued to the co-placement agents have substantially similar terms to the Series A Warrants.

On June 24, 2011, in connection with the closing of the June Private Placement, we entered into a Registration Rights Agreement with the purchasers in the June Private Placement.  The Registration Rights Agreement requires that we file a registration statement within thirty days following such closing to register the resale of the shares of common stock and the shares underlying the warrants issued in the June Private Placement.  Our failure to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject us to payment of substantial penalties, up to a maximum of 9% of the aggregate proceeds of the June Private Placement.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Critical Accounting Policies

Accounting for Long-Lived Assets / Intangible Assets

We assess the impairment of long-lived assets, consisting of property and equipment, and finite-lived intangible assets, whenever events or circumstances indicate that the carry value may not be recoverable.  Examples of such circumstances include: (1) loss of legal ownership or title to an asset; (2) significant changes in our strategic business objectives and utilization of the assets; and (3) the impact of significant negative industry or economic trends.

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

Derivative Liabilities

In conjunction with the June 2011 private placement, we issued warrants that are accounted for as derivative liabilities (see Note 7 to our consolidated financial statements included in Item 8 of this Annual Report on Form 10-K). These derivative liabilities were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions.

These derivative liabilities were initially recorded at their estimated fair value on the date of issuance of the common stock and warrants, and are subsequently adjusted to reflect the estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded as other income or expense. The fair value of these liabilities is estimated using option pricing models that are based on the individual characteristics of the common stock, the derivative liabilities on the valuation date, probabilities related to future financings, as well as assumptions for volatility, remaining expected life, and risk-free interest rate. The option pricing models of our derivative liabilities are estimates and are sensitive to changes to inputs and assumptions used in the option pricing models.

We also periodically review the lives assigned to our intangible assets to ensure that our initial estimates do not exceed any revised estimated periods from which we expect to realize cash flows from the technologies.  If a change were to occur in any of the above-mentioned factors or estimates, the likelihood of a material change in our reported results would increase.

Results of Operations

Comparison of Years Ended July 31, 2011 and 2010

The audited consolidated financial data for the years ended July 31, 2011 and July 31, 2010 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	July 31, 2011 ($)	July 31, 2010 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	648,314	—	648,314	100
General and administrative	1,047,161	27,158	1,020,003	3,756
Loss from operations	(1,695,475)	(27,158)	(1,668,317)	6,143
Other expenses
Interest expense	1,357	—	1,357	100
Impairment charges	—	9,000	(9,000)	(100)
Fair value of derivative liabilities in excess of proceeds	808,590	—	808,590	100
Adjustments to fair value of derivative liabilities	1,041,795	—	1,041,795	100
Financing transaction costs	210,000	—	210,000	100
Net loss before income taxes	(3,757,217)	(36,158)	(3,721,059)	10,291
Income tax provision	1,600	—	1,600	100
Net loss	(3,758,817)	(36,158)	(3,722,659)	10,296

Research and Development Expenses

Prior to our acquisition of certain assets of Inovio in March 2011, we did not engage in any research and development activities during the fiscal years ended July 31, 2011and 2010.  The $648,000 increase in research and development expenses for the year ended July 31, 2011 as compared to the year ended July 31, 2010 was mainly the result of increased salary and associated costs of $221,000, patent amortization of $247,000, contract labor costs of $46,000, write-down of acquisition supplies inventory of $38,000, and travel and related costs of $35,000, following our acquisition of the OMS technology.  We expect research and development to account for a significant portion of our total expenses in the future.

General and Administrative

Our general and administrative expenses increased from $27,158 during the fiscal year ended July 31, 2010 to $1,047,161 during the fiscal year ended July 31, 2011.  The $1,020,000 increase in general and administrative expenses for the year ended July 31, 2011 as compared to the year ended July 31, 2010 was primarily the result of increased legal costs of $358,000 as a result of our entry into the Asset Purchase Agreement with Inovio, the March and June Private Placements and other legal costs related to the termination of our status as a “shell company”, and increased salary and associated costs of $256,000 resulting from the hiring of a new management team and technical staff beginning in March 2011.  In addition, during the fiscal year ended July 31, 2011 we incurred corporate communications costs of $104,000, office related expenses of $73,000, travel and related costs of $65,000, and filing and conference fees of $57,000

Other Expenses

The $2,053,000 increase in other expense for the year ended July 31, 2011 as compared to the year ended July 31, 2010 was primarily due to transaction costs related to the June Private Placement.  During the fourth quarter of fiscal 2011, we paid the co-placement agents in the June Private Placement fees of $180,000 and reimbursed expenses and legal fees of $30,000.  In addition, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement.  During the fourth quarter of the fiscal year ended July 31, 2011, we recorded $1,850,000 in non-cash net charges to record the fair value of derivative liabilities in excess of proceeds as of the closing date of the June 2011 Private Placement and the adjustment to fair value of the derivative liabilities as of July 31, 2011.  As more fully described in Note 7 to our consolidated financial statements, the Series A and Series C Warrants issued in connection with the June 2011 Private Placement were determined to be derivative liabilities as a result of the anti-dilution provisions in the warrant agreements that may result in an adjustment to the warrant exercise price. We will revalue the derivative liability on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

Liquidity and Capital Resources

Working Capital

Our working capital as of July 31, 2011 and 2010 is summarized as follows:

	At July 31, 2011 ($)	At July 31, 2010 ($)
Current assets	2,901,593	237
Current liabilities	6,538,934	30,296
Working capital deficiency	(3,637,341)	(30,059)

Current Assets

The increase in our current assets was primarily due to an increase in cash from $237 as of July 31, 2010, to $2,458,000 as of July 31, 2011, as a result of our March 2011 and June 2011 Private Placements, which are described in more detail below.

Current Liabilities

Current liabilities at July 31, 2011 increased to $6,539,000 from $30,000 as of July 31, 2010. This increase was primarily due to the current portion of the acquisition obligation payable to Inovio of $1,250,000, related to the Asset Purchase Agreement, as well a $4,850,385 for the derivative liability recorded for the Series A and Series C Warrants issued in connection with the June 2011 Private Placement, as more fully described in Note 7 to our consolidated financial statements.

Cash Flow

Cash Flow Used in Operating Activities

Cash used in operating activities for the year ended July 31, 2011 was $1,309,000, as compared to $12,000 for year ended July 31, 2010.  This increase was related to costs of operations such as salary expense and associated costs, as well as legal fees related to our acquisition of assets from Inovio and SEC compliance, our March 2011 and June 2011 financing and other expenses related to our transition to the biomedical industry.

Cash Flow Used in Investing Activities

Cash used in investing activities was $311,000 for the year ended July 31, 2011, and related to the initial $250,000 payment on the Asset Purchase Agreement entered into with Inovio and fixed asset purchases of $61,000.  There was no investing activity during the year ended July 31, 2010.

Cash Flow Provided by Financing Activities

Cash provided by financing activities for the year ended July 31, 2011 was primarily related to the private placements for issuance of common stock and warrants which closed in March and June 2011, which resulted in gross proceeds of $1,092,000, and $3,000,000, respectively.  There was no financing activity during the year ended July 31, 2010.

Recent Financings

As described above, on March 18, 2011, in the March Private Placement, we issued 1,456,000 units at a price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consisted of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of five years from closing.  We issued the units to three subscribers. We used $250,000 of the proceeds as the first payment to Inovio pursuant to the Asset Purchase Agreement. We have used and will continue to use the remaining funds for general working capital purposes.

As described above, on June 24, 2011, in the June Private Placement, we sold an aggregate of 4,000,000 shares of the our common stock and issued three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of the our common stock, for proceeds to us of $3.0 million.  We paid fees and expenses of $210,000 to the co-placement agents and issued the co-placement agents warrants to purchase 240,000 shares of our common stock on terms substantially similar to the Series A Warrants.  After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2,790,000.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of exercise equal to five years.

On June 24, 2011, in connection with the closing of the private placement, we entered into a Registration Rights Agreement with the purchasers in the June Private Placement.  The Registration Rights Agreement requires that we file a registration statement within thirty days following such closing to register the resale of the shares of common stock and the shares underlying the warrants issued in the June Private Placement.  Our failure to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject us to payment of certain monetary penalties up to a maximum of 9% of the proceeds received in the June Private Placement.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be as follows:

Expense	Amount
Product development	$2,000,000
Employee compensation	1,700,000
General and administration	600,000
Professional services fees	500,000
Total	$4,800,000

In addition to the funds raised in the March Private Placement and the June Private Placement, we will require additional financing to fund our planned operations, including commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.  We will also require additional financing to meet our obligations to Inovio under the Asset Purchase Agreement, which requires that we make the following payments:  (i) $100,000 on September 30, 2011; (ii) $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012; (iii) $500,000 on March 24, 2012, the first anniversary of the closing date; (iv) $500,000 September 24, 2012, eighteen months from the closing date; and (v) $1,000,000 on March 24, 2013, the second anniversary of the closing date.

If the purchasers and placement agents in the June Private Placement choose to exercise their warrants in full on a cash basis, we would receive approximately $12.9 million.  However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain circumstances, or may choose to exercise only a portion of the warrants issued in the June Private Placement.  As a result, we may never receive proceeds from the exercise of such warrants.

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

Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

Going Concern

As of July 31, 2011, we had incurred a net loss of $3,835,876 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  As further discussed in Note 3 to the financial statements for the fiscal year ended July 31, 2011, during that fiscal year we incurred losses from operations, had negative working capital, and were in need of additional capital to grow our operations to become profitable.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.

As further described elsewhere in this filing, during the quarter ended April 30, 2011 we completed the acquisition of certain technology and related assets from Inovio.  With this acquisition, we are now focusing our efforts in the biomedical industry and abandoning our efforts in the online inventory services industry.  We expect our cash requirements over the next 12 month period to be approximately $4,800,000, and will be mainly for payroll and related expenses, and product development expenditures. The expected cash outflow for August 2011 is approximately $520,000, which includes $134,000 for engineering department equipment purchases and other engineering costs such as device testing.  The expected cash outflow for September 2011 and March 2012 is approximately $421,000, and $1,417,000, respectively, and includes $100,000 and $1,150,000, respectively, of payments to Inovio related to the Asset Purchase Agreement, as amended on September 28, 2011, which are included in our $4.8 million cash projection.  Cash outflows from the remaining 12 month period are expected to range approximately between $200,000 and $350,000. We will owe Inovio additional payments during subsequent periods, as further described in Note 6 of our financial statements for the year ended July 31, 2011.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Report beginning on page F-2 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (being our principal executive officer) and our VP Finance and Controller (being our principal financial officer and principal accounting officer) evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report, being July 31, 2011. Our Chief Executive Officer and VP Finance and Controller evaluated our company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of July 31, 2011.

Based on this evaluation, our Chief Executive Officer and our VP Finance and Controller concluded that, as of July 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

Under the supervision of our Chief Executive Officer we conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2011 using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. Based on this evaluation, our management concluded our internal control over financial reporting was not effective as at July 31, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of our internal control over financial reporting as of July 31, 2011, we determined that there were control deficiencies that constituted material weaknesses which are indicative of many small companies with small staff, including:

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

These control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements could not have been prevented or detected on a timely basis. As a result of the material weaknesses described above, we concluded that we did not maintain effective internal control over financial reporting as of July 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by COSO. Our new management and board of directors are currently evaluating remediation plans for the above deficiencies. During the period covered by this annual report on Form 10-K, we have not been able to remediate the weaknesses described above. We have taken actions to remediate our material weaknesses, but have not yet had sufficient time to assess operating effectiveness.  We plan to continue take steps to enhance and improve the design of our internal control over financial reporting.  In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the annual period ended July 31, 2011 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

Changes in Internal Controls

From March through July, 2011, we began the process of planning and working towards implementation of remediation measures in response to the material weaknesses described above. However, due to the short timeframe between the date of appointment of our new executive officers and independent board of directors, we were unable to monitor these remediation measures to ensure that they were in place for a sufficient period of time and operating effectively. As of the date of this report, our remediation efforts continue related to each of the material weaknesses noted above. Additional time and resources will be required in order to fully address these material weaknesses. We are committed to implementing the necessary controls to remediate the material weaknesses described above. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively.  To address the material weaknesses identified as described above:

•                  During the quarter ended April 30, 2011, we hired key accounting personnel who will be responsible for the implementation and monitoring of controls to ensure appropriate segregation of duties throughout our financial statement processes.

•                  On March 10, 2011, we appointed a majority of independent members to our board of directors

•                  On June 21, 2011, we appointed Dr. Anthony Maida as an independent member to our board of directors.

•                  On June 30, 2011, our Board of Directors established an Audit Committee, a Compensation Committee, and a Nominating Committee and Corporate Governance Committee.

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

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Position	Age	Director / Officer Since
Avtar Dhillon, M.D. (2)(3)(4)(5)	Chairman and Director	50	March 10, 2011
James DeMesa, M.D. (1)(2)(3)	Director	53	February 3, 2011
Anthony Maida, III, Ph.D (1)(3)(4)	Director	59	June 21, 2011
Punit Dhillon	President, Chief Executive Officer and Director	31	March 10, 2011
Michael Cross, Ph.D.	Chief Business Officer	47	March 10, 2011
Veronica Vallejo	Vice President, Finance, and Controller	38	March 10, 2011

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nominating and Corporate Governance Committee

(4) Member of Clinical and Regulatory Affairs Committee

(5) Member of Financing Committee

Business Experience

The following is a brief account of the education and business experience of our directors and executive officers during at least the past five years, indicating their principal occupation during the period, and the name and principal business of the organization by which they were employed.

Avtar Dhillon, M.D., Chairman and Director

Dr. Dhillon served as President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Amex: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, and as Executive Chairman since October 2009.  During his tenure at Inovio, Dr. Dhillon led the successfully turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry.  Dr. Dhillon led nine successful financings, raising over $136 million for Inovio and concluded several licensing deals valued at over $200 million that included global giants, Merck and Wyeth (now Pfizer).  Prior to joining Inovio, Dr. Dhillon was vice president of MDS Capital Corp. (now Lumira Capital Corp.), one of North America’s leading healthcare venture capital organizations. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community.  From March 1997 to July 1998, Dr. Dhillon was a consultant to CardiomePharma Corp. (“Cardiome”), a biotechnology company listed on the Toronto Stock Exchange and NASDAQ. While at Cardiome, Dr. Dhillon led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team.  In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the Toronto Stock Exchange and TSX Venture Exchange, which have successfully matured through advances in their development pipeline and subsequent M&A transactions.  Most recently, he was a founding board member (May 2003) of Protox Therapeutics, Inc., a publicly traded specialty pharmaceutical company. Dr. Dhillon maintained his board position until the execution of a financing of up to $35 million with Warburg Pincus in November 2010.  Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, the largest Venture Capital Corporation in British Columbia. Dr. Dhillon was also a member of the Securities Practice Advisory Committee to the British Columbia Securities Commission from July 1998 to September 2001.  From May 2003 to April 2010, Dr. Dhillon was also a director of Auricle Biomedical, a publicly traded capital pool company.  Dr. Dhillon has a Bachelor of Science with honors in Human Physiology, and an M.D. from the University of British Columbia.  Dr. Dhillon plays a key role on our Board of Directors because of his extensive experience with pharmaceutical and biotech companies, including during his tenure at Inovio.

James M. DeMesa, M.D., Director

Dr. DeMesa has been a practicing physician and has served as a senior executive with several international pharmaceutical and biotech companies in the areas of corporate management, regulatory affairs, and pre-clinical and clinical pharmaceutical and medical device product development. Most recently, in August 2008, Dr. DeMesa retired from his role as President, Chief Executive Officer and a director of Migenix Inc. (“Migenix”), a public biotechnology company focused on infectious and neurodegenerative diseases.  From 1997 to 2001, he was President, Chief Executive Officer and a director of GenSci Regeneration Sciences Inc., a public biotech company involved in the field known as orthobiologics, which is the use of biotechnology to treat musculoskeletal disease and injury. From 1992 to 1997, he was Vice President, Medical and Regulatory Affairs at Biodynamics International, Inc., and from 1989 to 1992 was Vice President, Medical and Regulatory Affairs of Bentley Pharmaceuticals. Dr. DeMesa is a co-founder of CommGeniX, a medical communications company, and MedXcel, a medical education company.  Dr. DeMesa is a member of the Board of Directors of Stem Cell Therapeutics, a public biotechnology company based in Calgary, and Induce Biologics, a private Toronto-based biotechnology company.  Dr. DeMesa attended the University of South Florida where he received his B.A. (Chemistry), M.D. and M.B.A. degrees and did his medical residency at the University of North Carolina. He is the author of two books and speaks regularly to companies and organizations throughout North America.  Dr. DeMesa provides the Board with extensive experience with pharmaceutical and biotechnology companies, including his experience during his tenure with Migenix.

Anthony Maida, III, Ph.D, MA, MBA, Director

On June 21, 2011, Dr. Maida, 59, joined our Board of Directors.  Dr. Maida has served as a director on the Board of Directors of Spectrum Pharmaceuticals, Inc. since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nominating and Corporate Governance Committee and Product Acquisition Committee. He is currently Chief Operating Officer at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell based vaccines to treat patients with cancer.  Dr. Maida has been the acting Chairman of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003. He has served as Chairman, Founder and Director of BioConsul Drug Development Corporation and as Principal of Anthony Maida Consulting International since 1999, providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. From 1999 to 2001, he held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a privately held biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and President of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Dr. Maida served as President and CEO of Jenner Biotherapies, Inc., a biopharmaceutical company. From 1980 to 1992, he held senior management positions with various companies including Vice President Finance and Chief Financial Officer of Data Plan, Inc., a wholly owned subsidiary of Lockheed Corporation. Dr. Maida serves or has served as a consultant and technical analyst for several investment firms, including CMX Capital, LLC, Sagamore Bioventures, Roaring Fork Capital, North Sound Capital, The Bonnie J. Addario Lung Cancer Foundation and Pediatric BioScience, Inc. Additionally, he has been retained by Abraxis BioScience, Inc., Northwest Biotherapeutics, Inc., Takeda Chemical Industries, Ltd. (Osaka, Japan), and Toucan Capital to conduct corporate and technical due diligence on investment opportunities. Dr. Maida formerly served as a member of the board of directors of Sirion Therapeutics, Inc., a privately held ophthalmic-focused company, and GlycoMetrix, Inc., a startup company focused on the development of tests to identify carbohydrates that can indicate cancer. He is a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology, the International Society for Biological Therapy of Cancer, the American Association of Immunologists and the American Chemical Society. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California in 2010.  Dr. Maida brings to the Board extensive experience in our industry and significant expertise in clinical development and clinical trials.  We believe that his financial and operational experience in our industry will provide important resources to our Board.

Punit Dhillon, Director, President, Chief Executive Officer and Director

On March 10, 2011, Mr. Punit Dhillon was appointed Chief Executive Officer.  Mr. Dhillon was formerly Vice President of Finance and Operations at Inovio until March 2011.  In his corporate finance role, Mr. Dhillon was pivotal to the company, raising over $125 million through multiple financings and several licensing deals including early stage deals with Merck and Wyeth. Mr. Dhillon was responsible for implementation of Inovio’s corporate strategy, including achievement of annual budgets and milestones.  He was also instrumental to the successful in-licensing of key intellectual property and a number of corporate transactions, including the acquisition and consolidation of Inovio AS, a Norwegian DNA delivery company, and the recent merger with VGX Pharmaceuticals (“VGX”), which solidified Inovio’s position in the DNA vaccine industry.  Mr. Dhillon has played an effective role as head of operations for Inovio. He recently completed the integration of the VGX with Inovio, including achieving cost-cutting of over 30% through the synergy assessment of both companies, consolidating four operating locations to two bi-coastal offices, and managing the existing shareholders from both companies.  Mr. Dhillon was a director of Auricle Biomedical, a capital pool company, from July 2007 to April 2010.  Mr. Dhillon has also been a consultant and board member for several TSX Venture Exchange listed early stage life science companies which matured through advances in their development pipelines and subsequent M&A transactions.  Most recently, Mr. Dhillon was involved in the completion of a trilateral merger between three Capital Pool Companies listed on the TSX Venture Exchange, which completed a qualifying transaction in April 2010 with a company specializing in conservation and demand management accessories for the utilities industry.  Prior to joining Inovio, Mr. Dhillon worked for a corporate finance law firm as a law clerk.  Since September 1999 to July 2002, he worked with MDS Capital Corp. (now Lumira Capital Corp.) as an intern analyst.  Mr. Dhillon is an active member in his community and co-founder of Inbalance Network Inc. an organization focused on promoting an active lifestyle and grass roots community involvement, including scholarships to support students pursuing post-secondary education.  Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University.  Mr. Dhillon’s in depth knowledge of our business and operations as our Chief Executive Officer, his experience in the biotechnology and pharmaceutical industry, and his experience with publicly traded companies, position him well to serve as a member of our Board of Directors.

Michael Cross, Ph.D., Chief Business Officer

On March 10, 2011, Dr. Michael Cross was appointed Chief Business Officer.  Dr. Cross has nearly two decades of life sciences venture capital and biotech industry experience. Prior to Dr. Cross’ role with us, Dr. Cross was in senior roles in venture investing and portfolio management at both GrowthWorks as Vice President and Jovian Capital as Senior Vice President in Toronto. In these roles he served on the Boards of both private and public life sciences and biotech companies. Previous to Jovian, Michael had lead operational responsibilities as COO of a public oncology company, Viventia Biotech, where he helped bring an anti-cancer product into worldwide pivotal clinical trials. In addition, Dr. Cross was Managing Director of a contract manufacturing organization that he helped build and sell for its shareholders.  From 1996 to 2003, Dr. Cross held a variety of increasingly senior positions at MDS Inc. and MDS Capital and helped start MDS Proteomics.  Before joining MDS, Dr. Cross was with the Department of National Defence, including serving as a Post-Doctoral Fellow with the Trauma and Physiology Group of the Defence Research Agency in Toronto. Dr. Cross received his Masters in Business Administration and his Doctorate in Philosophy from the University of Toronto.

Veronica Vallejo, Vice President, Finance, and Controller

On March 10, 2011 Veronica Vallejo was appointed Secretary and Treasurer, and serves as Controller and Principal Financial Officer of OncoSec Medical Incorporated.  As of June 30, 2011, Ms. Vallejo also serves as our Vice President, Finance. Ms. Vallejo joined the company in February of 2011. Prior to working for us, Ms. Vallejo worked in public accounting since 1997, most recently working as a Senior Manager with Mayer Hoffman McCann P.C., from January 2001 to December 2010. Veronica has extensive experience in public company matters and all finance and accounting functions, including Securities and Exchange Commission reporting filings such as Annual and Quarterly Reports, as well as Registration Statements. Ms. Vallejo also has substantial experience with integrated audits under the provisions of PCAOB’s AS 5. Her specialized accounting experience includes areas such as revenue recognition and complex debt and equity transactions. Ms. Vallejo’s industry experience includes work in the following industries: biotech, manufacturing & distribution, technology, and VC-backed companies. Veronica holds a B.S. in Business Administration with an emphasis in accounting from San Diego State University. She is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Term of Office

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.  The term of employment of each of our executive officers is governed by his or her employment agreement with us, each of which has an initial term of five years.  For more information about each employment agreement, see “Executive Compensation,” included elsewhere in this Annual Report.

Committees of the Board of Directors

On June 30, 2011, our Board of Directors established an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, a Clinical and Regulatory Affairs Committee and a Financing Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee of our Board of Directors consists of Dr. Anthony Maida and Dr. James DeMesa, with Dr. Maida serving as Chairman.  Our Board of Directors has determined that each of the members of our Audit Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803B of the NYSE Amex LLC Company Guide, and has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the Securities and Exchange Commission, and is financially sophisticated within the meaning of Rule 803B of the NYSE Amex LLC Company Guide.  The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements and our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing.  Our Board of Directors has adopted a written charter for our audit committee, which is available on our website, www.oncosec.com.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Dr. Avtar Dhillon and Dr. James DeMesa, with Dr. Dhillon serving as Chairman.  Our Board of Directors has also determined that each of the members of our Compensation Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803A of the NYSE Amex LLC Company Guide.  The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations.  Our Board of Directors has adopted a written charter for our compensation committee, which is available on our website, www.oncosec.com.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee of our Board of Directors consists of Dr. James DeMesa, Dr. Avtar Dhillon and Dr. Anthony Maida, with Dr. DeMesa serving as Chairman.  Our Board of Directors has also determined that each of the members of our Nominating and Corporate Governance Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803A of the NYSE Amex LLC Company Guide.  The responsibilities of the Nominating and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers.  Our Board of Directors has adopted a written charter for our nominating and corporate governance committee, which is available on our website, www.oncosec.com.

Clinical and Regulatory Affairs Committee

The Clinical and Regulatory Affairs Committee of our Board of Directors consists of Dr. Anthony Maida and Dr. Avtar Dhillon, with Dr. Maida serving as Chairman.  The Clinical and Regulatory Affairs Committee does not currently have a charter.  The Clinical and Regulatory Affairs Committee has responsibilities relating to reviewing and providing comments on the clinical development plan for our OMS ElectroOncology programs, including introducing the clinical team to established opinion leaders, potential doctors and investigators, regulatory contacts and other professionals in the clinical oncology field that could benefit us in executing our development plan.

Financing Committee

Dr. Avtar Dhillon is the Chairman and sole member of our Financing Committee.  The Financing Committee does not currently have a charter.  The Financing Committee has responsibilities relating to our efforts to obtain adequate funding to finance our development programs and operations.

Family Relationships

No family relationships exist between any of the directors or executive officers of our company, except that Mr. Punit Dhillon, director, President and Chief Executive Officer, is the nephew of Dr. Avtar Dhillon, a director and our Chairman of the Board.

Section 16 Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such person.

Based solely on our review of such forms furnished to us and written representations from such reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees.  The Code of Business Conduct and Ethics is available for review on our website at www.oncosec.com, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at OncoSec Medical Incorporated, 4690 Executive Drive, Suite 250, San Diego, CA 92121, Attention: Investor Relations.  Each of our directors, employees and officers, including our Chief Executive Officer and Principal Financial Officer, and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any waivers of the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the Audit Committee Charter, Compensation Committee Charter, Nominating and Corporate Governance Committee Charter are available, free of charge, on our website at www.oncosec.com. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to OncoSec Medical Incorporated, 4690 Executive Drive, Suite 250, San Diego, CA 92121, Attention: Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of the fiscal years ended July 31, 2011 and July 31, 2010 for (i) our principal executive officer, (ii) our principal financial officer, (iii) our next most highly compensated executive officers other than our principal executive officer and principal financial office at the end of fiscal 2011 and whose compensation exceeded $100,000 in fiscal year 2011 (one executive officer) and (iv) our former sole executive officer, Mr. Ronald C. Dela Cruz, whose employment with us terminated on March 10, 2011.

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Ronald C. Dela Cruz, President (1)	2011	—	—	—	—	—	—	—	—
	2010	—	—	—	—	—	—	—	—
Punit Dhillon, President & CEO (2)	2011	$90,000	—	—	—	—	—	—	$90,000
Dr, Michael Cross, CBO (3)	2011	$100,833	—	—	—	—	—	$3,700	$104,533
Veronica Vallejo, VP Finance and Controller (4)	2011	$65,833	—	—	—	—	—	—	$65,833

(1)       Mr. Dela Cruz served as our President from our incorporation on February 8, 2008 until March 10, 2011.  He received no compensation for his services as our President.

(2)       Mr. Dhillon was appointed our President and Chief Executive Officer on March 10, 2011.

(3)       Dr. Cross was appointed our Chief Business Officer on March 10, 2011.

(4)       Ms. Vallejo was appointed our Secretary and Treasurer on March 10, 2011.

(5)       Amounts under the “All Other Compensation” column consist of Company-paid auto and housing allowances.

Outstanding Equity Awards At Fiscal Year-End

There was no outstanding equity awards to the named executive officers listed in the Summary Compensation Table above as of the fiscal year ended July 31, 2011.

Option Grants and Exercises

As of July 31, 2011, there were no option grants or exercises by our named executive officers listed in the Summary Compensation Table above.

Employment Agreements

On May 18, 2011, we entered into an Employment Agreement with our current President and Chief Executive Officer, Mr. Punit Dhillon.  The Employment Agreement provides for the following, among other things: (a) a base annual salary of $240,000; (b) eligibility to receive an annual bonus at the discretion of the Board of Directors; (c) eligibility to participate in the Company’s stock incentive program at the discretion of the Board of Directors; (d) acceleration of vesting of any unvested stock options outstanding upon a change of control of the Company; (e) if Mr. Dhillon is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, Mr. Dhillon is entitled to receive (i) severance payments equal to 24 months of his base salary, (ii) a pro rata percentage of the annual bonus he had received the prior fiscal year and (iii) payment of health benefits for 24 months, conditioned on his execution of a release; and (f) if Mr. Dhillon’s employment is terminated for death or disability, he or his estate is entitled to receive a pro rata percentage of the annual bonus he had received for the prior fiscal year.  The Employment Agreement has an initial term of five years.

The term “good reason” is defined to mean termination by Mr. Dhillon following the occurrence of any of the following events without Mr. Dhillon’s consent: (a) Mr. Dhillon ceases to report to the Board of Directors, provided that such change in reporting relationship results in a material reduction in his authority, duties or responsibilities; or (b) any other material reduction in his duties, authority or responsibilities relative to those in effect immediately prior to the reduction.

On May 18, 2011, we entered into an Employment Agreement with our Chief Business Officer, Dr. Michael Cross.  The Employment Agreement with Dr. Cross provides for the following, among other things: (a) a base annual salary of $220,000; (b) eligibility to receive an annual bonus at the discretion of the Board of Directors; (c) eligibility to participate in the Company’s stock incentive program at the discretion of the Board of Directors; (d) acceleration of vesting of any unvested stock options outstanding upon a change of control of the Company; (e) if Dr. Cross is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, Dr. Cross is entitled to receive (i) severance payments equal to 12 months of his base salary, (ii) a pro rata percentage of the annual bonus he had received the prior fiscal year and (iii) payment of health benefits for 12 months, conditioned on his execution of a release; and (f) if Dr. Cross’s employment is terminated for death or disability, he or his estate is entitled to receive a pro rata percentage of the annual bonus he had received for the prior fiscal year.  Under the Employment Agreement, Dr. Cross may perform his duties from his current location in Ontario, Canada for 12 months following the effective date of the Employment Agreement.  If the Company satisfies certain financial conditions as of April 30, 2012 (as provided in the Company’s Form 10-Q for the quarter ending April 30, 2012), Dr. Cross must relocate to the Company’s headquarters in San Diego, California.  The Company and Dr. Cross will negotiate the terms of such relocation at that time. The Employment Agreement has an initial term of five years.

The term “good reason” is defined to mean termination by Dr. Cross following the occurrence of any of the following events without Mr. Cross’s consent: (a) Dr. Cross ceases to report to the Chief Executive Officer or the Board of Directors, provided that such change in reporting relationship results in a material reduction in his authority, duties or responsibilities; (b) any other material reduction in his duties, authority or responsibilities relative to those in effect immediately prior to the reduction; or (c) following Dr. Cross’s relocation to San Diego, California, the relocation of Dr. Cross’s place of employment more than 50 miles from the Company’s current location in San Diego, California.

On May 18, 2011, we entered into an Employment Agreement with our Vice President, Finance and Controller, Ms. Veronica Vallejo.  The Employment Agreement provides for the following, among other things: (a) a base annual salary of $140,000; (b) eligibility to receive an annual bonus at the discretion of the Board of Directors; (c) eligibility to participate in the Company’s stock incentive program at the discretion of the Board of Directors; (d) acceleration of vesting of any unvested stock options outstanding upon a change of control of the Company; (e) if Ms. Vallejo is terminated other than for cause, death or disability, or if she terminates her employment with the Company for good reason, she is entitled to receive (i) severance payments equal to six months of her base salary, (ii) a pro rata percentage of the annual bonus she had received the prior fiscal year and (iii) payment of health benefits for six months, conditioned on her execution of a release; and (f) if Ms. Vallejo’s employment is terminated for death or disability, she or her estate is entitled to receive a pro rata percentage of the annual bonus she had received for the prior fiscal year.  The Employment Agreement has an initial term of five years.

The term “good reason” is defined to mean termination by Ms. Vallejo following the occurrence of any of the following events without Ms Vallejo’s consent: (a) Ms Vallejo ceases to report directly to the President and Chief Executive Officer or the Board of Directors, provided that such change in reporting relationship results in a material reduction in her authority, duties or responsibilities; or (b) any other material reduction in her duties, authority or responsibilities relative to those in effect immediately prior to the reduction.

On June 30, 2011, our Board of Directors approved the promotion of Ms. Vallejo to Vice President, Finance, and a commensurate increase in her base annual salary to $160,000.

Compensation of Directors

Our directors received no fees for their service as directors during the fiscal years ended July 31, 2010 and July 31, 2009.  All directors received reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

On June 30, 2011, the Board of Directors adopted a new director compensation policy for non-employee directors.  According to such policy, the Chairman of our Board of Directors receives an annual fee of $30,000 and all other independent directors receive an annual fee of $15,000 for membership on the Board of Directors.  In addition, non-employee directors will receive the following compensation for service on the committees of the Board of Directors:

•The Chairman of the Audit Committee will receive $12,000 per year and each member of the Audit Committee will receive $6,000 per year;

•The Chairman of the Compensation Committee will receive $8,000 per year and each member of our Compensation Committee will receive $4,000 per year;

•The Chairman of our Nominating and Corporate Governance Committee will receive $6,000 per year and each member of the committee will receive $3,000 per year; and

•In recognition of the significant contributions expected of the members of our Clinical and Regulatory Affairs Committee and our Financing Committee, each member of the Clinical and Regulatory Affairs Committee will receive $20,000 per year and each member of our Financing Committee will receive $40,000 per year.

Additionally, members of all of our committees receive a fee of $1,500 for each committee meeting attended in person and $750 for each committee meeting attended telephonically.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 4690 Executive Drive Suite #250, San Diego, CA 92121. Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of October 14, 2011, are deemed to be beneficially owned and outstanding for computing the share ownership and percentage of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Capital Ventures International (2)	8,000,000	12.7%
Hudson Bay Master Fund Ltd. (3)	8,000,000	12.7%
Directors and Officers:
Avtar Dhillon	9,910,480	17.4%
Punit Dhillon (4)	4,394,000	7.7%
James DeMesa	250,000	*
Michael Cross	1,214,000	2.1%
Veronica Vallejo	200,000	*
Directors and Executive Officers as a Group (5 persons)	15,968,480	28.1%

*Less than 1%

               (1) Based on 56,856,000 shares of our common stock issued and outstanding as of October 14, 2011. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

               (2) Includes 6,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of October 14, 2011, all of which were issued in connection with the June Private Placement. Heights Capital Management, Inc., the authorized agent of Capital Ventures International, has discretionary authority to vote and dispose of the shares held by Capital Ventures International and may be deemed to be the beneficial owner of these shares. Martin Kobinger, in his capacity as Investment Manager of Heights Capital Management, Inc., may also be deemed to have investment discretion and voting power over the shares held by Capital Ventures International. Mr. Kobinger disclaims any such beneficial ownership of the shares. The address of Capital Ventures International is 101 California Street, Suite 3250, San Francisco, California 94111.

               (3) Includes 6,000,000 shares of common stock issuable upon exercise of warrants exercisable within 60 days of October 14, 2011, all of which were issued in connection with the June Private Placement. Hudson Bay Capital Management LP, the investment manager of Hudson Bay Master Fund Ltd., has voting and investment power over the securities help by Hudson Bay Master Fund Ltd. Sander Gerber is the managing member of Hudson Bay Capital GP LLC, which is the general partner of Hudson Bay Capital Management LP. Sander Gerber disclaims beneficial ownership over these securities. The address of Hudson Bay Master Fund Ltd. is 120 Broadway, 40th Floor, New York, New York 10271.

(4) Includes 120,000 shares held by Inbalance Network Inc., and 25,000 shares held by Four Front Investments.  Mr. Dhillon is a stockholder and managing partner of Inbalance Network, Inc. and Four Front Investments.  Also included are 607,000 shares held by the spouse of Mr. Dhillon.

Securities Authorized for Issuance under Equity Compensation Plans

In May 2011, our Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (“the 2011 Plan”), subject to stockholder approval. The 2011 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock. Under the 2011 Plan, incentive stock options and nonqualified stock options can be granted. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant. Options vest over a period according to the option agreement, and are exercisable for a maximum period of ten years after the date of grant. Options granted to stockholders who own more than 10% of the outstanding stock of OncoSec at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant. No options were issued under the 2011 Plan during the fiscal year ended July 31, 2011. We expect to submit the 2011 Plan to a vote of our stockholders at our next annual meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Other than as described below, since February 8, 2008, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

On February 11, 2011, we entered into a promissory note arrangement with Poma Management S.A. in the amount of $120,000.  Our former director and chief executive officer and a former holder of over 5% of our common stock, Ronald Dela Cruz, is affiliated with Poma Management S.A.  The promissory note bore interest at a rate of 10% annually.  We made full payment on this promissory note on March 18, 2011.

Mr. Dela Cruz also loaned us an amount of $33,867 to fund operations, which did not include interest terms.  On March 18, 2011, we made full payment on this loan.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the Board of Directors be independent.  However, our Board of Directors has determined that all of the current members of our Board of Directors would be considered independent under Rule 803A of the NYSE Amex LLC Company Guide as applied to directors and to members of audit, nominating and corporate governance and compensation committees of the Board of Directors, except that Punit Dhillon would not be considered independent because he is our President and Chief Executive Officer.  On June 30, 2011, our Board of Directors established the following committees of the Board of Directors: Audit Committee, Nominating and Corporate Governance Committee, Compensation Committee, Clinical and Regulatory Affairs Committee and Financing Committee.

David Marby and Ronald Dela Cruz were the sole members of our Board of Directors during our last completed fiscal year ended July 31, 2010.  Mr. Marby would be considered an independent director under Rule 803A of the NYSE Amex LLC Company Guide. Mr. Dela Cruz would not be considered independent because he served as our Chief Executive Officer during our 2010 fiscal year.  Mr. Dela Cruz and Mr. Marby resigned from our Board of Directors on March 21, 2011.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees agreed to by the Company for the annual audit for the fiscal year ended July 31, 2010, and all other fees paid by us for services rendered by Silberstein Ungar, PLLC during 2010 and 2011, as well as the aggregate fees agreed to by the Company for the annual audit for the fiscal year ended July 31, 2011 for services rendered by Mayer Hoffman McCann P.C.:

	2011	2010
Audit Fees — Mayer Hoffman McCann P.C.	$60,000	$—
Audit Fees — Silberstein Ungar, PLLC	6,750	3,500
Audit Related Fees
Tax Fees	—	—
All Other Fees	—	—
Total	$66,750	3,500

Silberstein Ungar, PLLC was our independent registered public accounting firm through May 27, 2011, at which time Mayer Hoffman McCann P.C. was appointed as our new independent registered public accounting firm.

Audit Fees. The fees identified under this caption were for professional services rendered by Silberstein Ungar, PLLC or Mayer Hoffman McCann P.C. for the audit of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Silberstein Ungar, PLLC or Mayer Hoffman McCann P.C. for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with regulatory filings and engagements for the years identified. Audit fees in 2011 include an aggregate of $4,000 in fees paid in connection with our filing of a Registration Statement on Form S-1 to register for resale the shares of common stock and common stock underlying warrants issued in the June Private Placement.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of accounting consultation fees related to potential collaborative agreements. There were no such fees in 2010 and 2011.

Pre-approval Policy

Subsequent to establishment of our Audit Committee on June 30, 2011, the Audit Committee approved in advance all services provided by our independent registered public accounting firms. All engagements of our independent registered public accounting firm for 2010 and 2011 entered into prior to the establishment of the Audit Committee were pre-approved by the Board of Directors.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)          Documents filed as part of this report.

1.  The following consolidated financial statements of OncoSec Medical Incorporated and Subsidiary are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

2.  Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

3.  Exhibits

The exhibit index attached to this report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Punit Dhillon
Date: October 19, 2011		Punit Dhillon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer and Director
/s/ Punit Dhillon	(Principal Executive Officer)	October 19, 2011
Punit Dhillon

Vice President, Finance and Controller
/s/ Veronica Vallejo	(Principal Financial and Accounting Officer)	October 19, 2011
Veronica Vallejo

/s/ James DeMesa	Director	October 19, 2011
Dr. James DeMesa

/s/ Avtar Dhillon	Director	October 19, 2011
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	October 19, 2011
Dr. Anthony Maida, III

Phone (248) 203-0080

Fax (248) 281-0940

30600 Telegraph Road, Suite 2175

Bingham Farms, MI 48025-4586

www.sucpas.com

To the Board of Directors

OncoSec Medical Incorporated

(formerly Netventory Solutions, Inc.)

Reno, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheets of OncoSec Medical Incorporated, a Nevada Corporation, as of July 31, 2010 and 2009 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the period from February 8, 2008 (date of inception) through July 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoSec Medical Incorporated, as of July 31, 2010 and 2009 and the results of its operations and cash flows for the periods then ended and from February 8, 2008 (date of inception) through July 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that OncoSec Medical Incorporated will continue as a going concern.  As discussed in Note 8 to the financial statements, the Company has incurred losses from operations, has negative working capital, and is in need of additional capital to grow its operations so that it can become profitable.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans with regard to these matters are described in Note 8.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Silberstein Ungar, PLLC
Bingham Farms, Michigan

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OncoSec Medical Incorporated and Subsidiary

We have audited the accompanying consolidated balance sheet of OncoSec Medical Incorporated and Subsidiary (a development stage company) as of July 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended and for the period from inception (February 8, 2008) through July 31, 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of OncoSec Medical Incorporated and Subsidiary for the period from inception to July 31, 2010. Such statements are included in the cumulative inception to July 31, 2011 totals of the consolidated statements of operations and cash flows and reflect total expenses and net loss of 2 percent of the related cumulative totals. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to amounts for the period from inception to July 31, 2010, included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoSec Medical Incorporated and Subsidiary as of July 31, 2011, and the results of their operations and their cash flows for the year then ended, and for the period from inception to July 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has incurred recurring operating losses and negative cash flows from operations and is dependent on additional financing to fund operations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 3 to the consolidated financial statements. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Mayer Hoffman McCann P.C.
San Diego, California
October 19, 2011

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Balance Sheets

As of July 31, 2011 and July 31, 2010

	July 31, 2011	July 31, 2010
Assets
Current assets
Cash and cash equivalents	$2,457,693	$237
Prepaid expenses	427,961	—
Other current assets	15,939	—
Total Current Assets	2,901,593	237
Property and equipment, net	57,298	—
Intangible assets, net	2,715,167	—
Total Assets	$5,674,058	$237

Liabilities and Stockholders’ Deficit

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$369,175	$15,929
Accrued compensation	67,774	—
Due to stockholder	—	14,367
Accrued income taxes	1,600	—
Derivative liabilities	4,850,385	—
Acquisition obligation, current	1,250,000	—
Total Current Liabilities	6,538,934	30,296
Acquisition obligation, net of current portion	1,500,000	—
Total Liabilities	8,038,934	30,296

Stockholders’ Deficit
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—56,856,000 and 68,480,000 common shares as of July 31, 2011 and July 31, 2010, respectively	5,686	6,848
Additional paid-in capital	1,033,333	40,152
Warrants issued and outstanding — 13,696,000 units as of July 31, 2011	431,981	—
Deficit accumulated during the development stage	(3,835,876)	(77,059)
Total Stockholders’ Deficit	(2,364,876)	(30,059)
Total Liabilities and Stockholders’ Deficit	$5,674,058	$237

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statements of Operations

	Fiscal Year Ended July 31, 2011	Fiscal Year Ended July 31, 2010	Period from Inception (February 8, 2008) to July 31, 2011
Revenue	$—	$—	$—
Expenses:
Research and development	648,314	—	648,314
General and administrative	1,047,161	27,158	1,115,220
Loss from operations	(1,695,475)	(27,158)	(1,763,534)
Other expenses:
Fair value of derivative liabilities in excess of proceeds	808,590	—	808,590
Adjustments to fair value of derivative liabilities	1,041,795	—	1,041,795
Financing transaction costs	210,000	—	210,000
Interest expense	1,357	—	1,357
Impairment charges	—	9,000	9,000
Net loss before income taxes	(3,757,217)	(36,158)	(3,834,276)
Provision for income taxes	1,600	—	1,600
Net loss	$(3,758,817)	$(36,158)	$(3,835,876)
Basic and diluted net loss per common share	$(0.06)	$(0.00)
Weighted average shares used in computing basic and diluted net loss per common share	63,300,493	68,480,000

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit)

For the period from Inception (February 8, 2008) to July 31, 2011

	Common Stock (1)		Additional Paid In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	$5,686	$1,033,333	5,456,000	$431,981	$(3,835,876)	$(2,364,876)

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(formerly Netventory Solutions Inc.)

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Fiscal Year Ended July 31, 2011	Fiscal Year Ended July 31, 2010	Period from Inception (Feb 8, 2008) to July 31, 2011
Operating activities
Net loss	$(3,758,817)	$(36,158)	$(3,835,876)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	250,821	—	250,821
Write-down of supplies inventory	38,000	—	38,000
Write-down of web development costs	—	9,000	9,000
Fair value of derivative liabilities in excess of proceeds	808,590	—	808,590
Loss on adjustment to fair value of derivative liabilities	1,041,795	—	1,041,795
Amortization of common stock issued for services	83,000	—	83,000
Changes in operating assets and liabilities:
(Increase) Decrease in prepaid expenses	(178,961)	5,610	(178,961)
Increase in other current assets	(15,939)	—	(15,939)
Increase in accounts payable and accrued liabilities	353,246	9,696	369,175
Increase in accrued compensation	67,774	—	67,774
Increase in accrued income taxes	1,600	—	1,600
Net cash used in operating activities	(1,308,891)	(11,852)	(1,361,021)
Investing activities
Purchases of property and equipment	(61,286)	—	(70,286)
Investment in intangible assets	(250,000)	—	(250,000)
Net cash used in investing activities	(311,286)	—	(320,286)
Financing activities
Proceeds from issuance of common stock and warrants	4,092,000	—	4,139,000
Proceeds from amounts due to stockholder	139,500	2,333	153,867
Repayment of amounts due to stockholder	(153,867)	—	(153,867)
Net cash provided from financing activities	4,077,633	2,333	4,139,000
Net increase (decrease) in cash	2,457,456	(9,519)	2,457,693
Cash, at beginning of period	237	9,756	—
Cash, at end of period	$2,457,693	$237	$2,457,693

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$1,357	—	$1,357

Noncash investing and financing transaction:
Acquisition obligation of asset purchase agreement	$2,750,000	—	$2,750,000

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

The accompanying consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated (“OncoSec Medical Therapeutics”), which was acquired on June 3, 2011.  We acquired all of the outstanding common stock as of the acquisition date for a total purchase price of $1,000.  OncoSec Medical Therapeutics was incorporated in Delaware in July 2, 2010.  There have been no significant transactions related to this subsidiary since its inception.  All significant intercompany transactions and balances have been eliminated at consolidation.

Certain reclassifications have been made to the prior year consolidated financial statements, including the aggregation of certain operating expenses into the classification of general and administrative expenses to conform to the presentation used for the annual period ended July 31, 2011.  The reclassifications had no effect on previously reported net losses.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and disclosures made in the accompanying notes to the consolidated financial statements.  Actual results could differ materially from the estimates.

Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property and equipment for the purpose of computing depreciation are:

Computers and Equipment	3 to 5 years
Computer Software	1 to 3 years
Leasehold Improvements	1 year

Total depreciation expense recorded for the years ended July 31, 2011 and 2010 was $3,989 and $0, respectively.

Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted per share amounts assume the conversion, exercise or issuance of all potential common stock equivalents.  The Company did not include shares underlying warrants outstanding of 13,696,000 in the computation of net loss per share for year ended July 31, 2011, as the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended July 31, 2011 and 2010, or for the period from inception through July 31, 2011.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our consolidated balance sheet and no further adjustments to their valuation are made. During the year ended July 31, 2011, some of the Company’s warrants that were issued in conjunction with the June 2011 Private Placement were determined to be ineligible for equity classification because of anti-dilution provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

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

In May 2011, the FASB issued authoritative guidance regarding common fair value measurements and disclosure requirements in U.S. GAAP and IFRS. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected tohave an impact on the Company’s financial position or results of operations.

Note 3—Cash and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $3,835,876 as of July 31, 2011.

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months.  The Company will require additional financing to fund its planned operations, including commercializing of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 5), making of scheduled payments to Inovio under the acquisition obligation (as further described in Note 6), seeking to license or acquire new assets, researching and developing any potential patents and the related compounds, and any further intellectual property that we may acquire.  Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  The Company has a history of recurring losses from operations, an accumulated deficit of $3,835,876 as of July 31, 2011, and no sources of revenue.  These factors raise substantial doubt about the Company’s ability to continue as a going concern as the continuation of our business is dependent upon additional financing sources and the continued support of our stockholders to aid in financing operations.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 4—Fair Value of Financial Instruments

Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•                  Level 1 — Quoted prices in active markets for identical assets or liabilities.

•                 Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•                 Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of July 31, 2011 and 2010, cash and cash equivalents were comprised of cash in checking accounts.

In conjunction with the June 2011 Private Placement, the Company issued warrants with derivative features. These instruments are accounted for as derivative liabilities (see Note 7).

The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions (see Note 7). The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.

At July 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at July 31, 2011

	Balance at July, 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant derivative liability — Series A and Series C Warrants	$4,850,385	—	—	$4,850,385

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the year ended July 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at July 31, 2010	$—

Issuances	3,808,590

Adjustments to estimated fair value	1,041,795

Ending balance at July 31, 2011	$4,850,385

At the closing of the 2011 June Private Placement, the amount by which the fair value of the 2011 derivative liability issuances exceeded the proceeds from the June 2011 Private Placement of $3,000,000 was recorded to other expense. During the year ended July 31, 2011, the estimated fair value of derivative liabilities increased by $1,041,795, which was recorded as other expense, resulting in net other expense of $1,850,385 for the year ended July 31, 2011.

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology, including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company is obligated to pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011.

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

The following table summarizes the purchase price allocation for the assets acquired and recorded as of March 24, 2011:

Intangible assets - patents	$2,962,000
Tangible assets — machinery, property and inventory	$38,000

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $38,000 and $3,000,000, respectively.  Included in the estimated fair value of the intangible assets is the value associated with the engineering and quality documentation acquired, which was determined to have no stand-alone value apart from the patents.  The relative fair value of the tangible assets was expensed to research and development as of the acquisition date.

Patents are stated net of accumulated amortization of $246,833 as of July 31, 2011. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the patents, determined as four years from the date of acquisition.  At July 31, 2011, the weighted average remaining amortization period for all patents was approximately 3.67 years.  Amortization expense for the year ended July 31, 2011 was $246,833.

Estimated amortization expense over each of the next four years is as follows:

Year End July 31	Estimated amortization
2012	740,500
2013	740,500
2014	740,500
2015	493,667

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the year ended July 31, 2011, no impairment was recorded.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “Amendment”).  The Amendment amended and modified certain payment terms of the Asset Purchase Agreement (see Note 12).  The obligation recorded is based on the total purchase price of $3,000,000.  The scheduled payments under this arrangement, as amended, are as follows:

•$   250,000 - Upon the closing of the Asset Purchase Agreement

•$   100,000 – September 30, 2011

•$   650,000 - Earlier of: i) 30 days following the receipt by the Company of aggregate net proceeds of more than $5,000,000 from one of more financings occurring on or after September 30, 2011, or

ii) March 31, 2011

•$   500,000 - March 24, 2012

•$   500,000 - September 24, 2012

•$1,000,000 - March 24, 2013

On March 24, 2011, the Company made a payment of $250,000 to Inovio.  As of July 31, 2011, the Company has classified $1,250,000 as the current portion of the obligation, and $1,500,000 as a long-term obligation.

Note 7—Private Placements

March 2011 Private Placement

On March 18, 2011, the Company closed a private placement whereby it issued 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the private placement.  The fair value of the warrants, based on their fair value relative to the common stock issued, was $431,981 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 89.68%, and a risk-free interest rate of 2.11%).  The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  The Company completed an evaluation of the warrants issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet.

June 2011 Private Placement

On June 24, 2011 (the “Closing Date”), the Company closed a private placement whereby it issued an aggregate of 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.75 per share, (the “Common Shares”) and three series of warrants, the Series A Warrants, the Series B

Warrants and the Series C Warrants, (the “Warrants”), to purchase an aggregate of 12,000,000 shares of the Company’s Common Stock, for proceeds to the Company of $3.0 million.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the Common Shares and the Warrants were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement, each Purchaser has been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the shares issued to such Purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise between eight and nineteen months, as further described therein.  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each Purchaser (or its assigns) and have a term of exercise equal to five years.

On June 24, 2011, in connection with the closing of the private placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”).  Under the Registration Rights Agreement, the Company is required to file a registration statement within 30 days following such closing to register the resale of the Common Shares and the Warrant Shares.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June Private Placement.  As of July 31, 2011 we were in compliance with the requirements set forth in the Registration Rights Agreement.

In addition, pursuant to the terms of a placement agent agreement entered into with the lead placement agent on June 1, 2011 and amended on June 21, 2011, the Company agreed to pay the lead placement agent and the co-placement agent fees equal to 6% of the aggregate gross proceeds raised in the private placement of $180,000 and reimbursement to our lead placement agent for certain expenses in the amount of $30,000.  The total cash fees of $210,000 paid to the placement agents were recorded as a period expense as of the Closing Date of the private placement.  In connection with the agreement, the Company also issued to the placement agents Series A Warrants equal to 6% of the aggregate Common Shares issued with the private placement, or 240,000 warrants.

Allocation of Proceeds

At the Closing Date, the estimated fair value of the Series A and Series C Warrants exceeded the proceeds from the June 2011 Private Placement of $3,000,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the Common Stock and Series B Warrants issued in the financing.

Common Stock

At the Closing Date, the Company issued 4,000,000 shares of Common Stock and recorded the par value of the shares issued of $400 (at par value of $0.0001 per share) with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the Common Stock.  As of July 31, 2011, the Common Stock is unregistered.

Derivative Liabilities

The Company accounted for the Series A and C Warrants in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that its Series A and Series C Warrants are ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series C Warrants that may result in an adjustment to the warrant exercise price.

The estimated fair values of the derivative liabilities at the Closing Date of the private placement and at July 31, 2011 are $3,808,590 and $4,850,385, respectively.

On the Closing Date, the derivative liabilities were recorded at an estimated fair value of $3,808,590. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $3,000,000, no net amounts were allocated to the common stock. The $808,590 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the closing date. The Company has revalued the derivative liability as of July 31, 2011, and will continue to do so on each subsequent balance sheet date until the securities to which to derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. On July 31, 2011, the total value of the derivative liabilities was $4,850,385.  The increase in the estimated fair value of the derivative liabilities for the year ended July 31, 2011 resulted in other expense of $1,041,795. Such increase in the estimated fair value was primarily due to the decrease in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued at the Closing Date of the private placement and at July 31, 2011 using a Monte Carlo valuation model with the following assumptions:

	June 24, 2011	July 31, 2011
Closing price per share of common stock	$0.77	$0.93
Exercise price per share	$1.20	$1.20
Expected volatility	90.9%	91.6%
Risk-free interest rate	1.40%	1.35%
Dividend yield	—	—
Floor price	$0.50	$0.50
Remaining expected term of underlying securities (years)	5	4.90

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models. Management also applied a discount for lack of marketability to the valuation of the derivative liabilities based on such trading restrictions due to the shares not being registered.

Note 8—Equity and Common Stock Transactions

March 1, 2011 the Company affected a 32 for one forward stock split of its authorized, issued and outstanding common stock.  As a result, its authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and its outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date.  The accompanying consolidated financial statements for the annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

On March 22, 2011, 17,280,000 shares of common stock held by previous majority stockholders were returned to the Company for no consideration.  The shares were not retired and are available for future issuance.

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services, pursuant to an exemption from registration under Section 4(2) of the Securities Act.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of grant, and are amortized over the service period of twelve months.  As of July 31, 2011, $83,000 of consulting expense was recorded for these shares.

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

At July 31, 2011 we had outstanding warrants to purchase 13,696,000 shares of our common stock, with exercise prices ranging from $0.75 to $1.20.  These warrants expire at various times between  February 2012 and June 2016.  At July 31, 2011, 5,456,000 of these warrants were classified as equity instruments.  The remaining warrants in the amount of 8,240,000 were recorded as derivative liabilities.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 9—Income Taxes

The FASB Topic on Income Taxes prescribes a recognition threshold and measurement attribute criteria for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has had no unrecognized tax benefits.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had no accrual for interest or penalties on the Company’s consolidated balance sheets at July 31, 2011 or December 31, 2010, and has not recognized interest and/or penalties in the consolidated statements of operations for the years ended July 31, 2011 and 2010.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2008 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

At July 31, 2011, the Company had federal and California income tax net operating loss carryforwards of approximately $1,300,000 and $1,300,000, respectively.  In addition, the Company has federal and California research and development tax credit carryforwards of approximately $42,000 and $44,000, respectively. The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2030 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382/383 or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  Based on a preliminary assessment, the Company believes that an ownership change occurred in 2011. The Company estimates that if such a change did occur, the federal and state net operating loss carry-forwards and research and development credits that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Significant components of the Company’s deferred tax assets as of July 31, 2011 and 2010 are listed below (in thousands):

	2011	2010
Net operating loss carryforwards	207,000	17,000
Start-up costs	74,000	—
Accumulated Depreciation	71,000	—
Other	42,000	—
Net deferred tax assets	394,000	17,000
Valuation allowance for deferred tax assets	(394,000)	(17,000)
Net deferred taxes	$—	$—

A valuation allowance of $394,000 and $17,000 at July 31, 2011 and 2010, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

A reconciliation of incomes taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2011	2010
Federal tax benefit a the expected statutory rate	34.0%	$22%
State income tax, net of federal tax benefit	(3.08)%	—
Non-deductible expenses	(19.09)%	—
Change in valuation allowance	(9.93)%	(22)%
Other	(1.92)%
Income tax benefit — effective rate	0.02%	$0.0%

Note 10—Commitments and Contingencies

On May 12, 2011, the Company entered into a one year lease agreement for office space.  The lease runs through May 30, 2012, with a base annual rent of $42,000.

On May 18, 2011, we entered into Employment Agreements with a term of five years with our President and Chief Executive Officer, our Chief Business Officer and our VP Finance and Controller (the “Officers”). Under the terms of the agreements, if any of the Officers are terminated other than for cause, death or disability, or if the case of terminationof employment with the Company for good reason, the Officers are entitled to receive (i) severance payments equal to between six and twenty four  months of base salary, (ii) a pro rata percentage of the annual bonus received the prior fiscal year and (iii) payment of health benefits for a period between six and twenty four months, conditioned on the execution of a release.   In addition, in the event of a change in control of the Company, the agreements provide for the acceleration of vesting of any unvested stock options outstanding.

Note 11—Related Party Transactions

On February 11, 2011, the Company entered into a promissory note arrangement with a stockholder in the amount of $120,000.  The note bore interest at a rate of 10% annually.  Full payment on this note was made on March 18, 2011 with proceeds received from the March 2011 private placement (see Note 7).  Total interest expense recorded during the year ended July 31, 2011 was approximately $1,400 related to this note.

On March 18, 2011, the Company made full payment on a stockholder loan in the amount of $33,867 with proceeds received from the March 2011 private placement (see Note 7).  The note was non-interest bearing.  The outstanding balance of this loan as of July 31, 2010 was $14,367.

The Company’s Chairman of the Board of Directors is also a Director and the Executive Chairman of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5, while performing his duties as Executive Chairman of Inovio.

Note 12—Subsequent Events

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

EXHIBIT INDEX

The following exhibits are being filed with this Current Report on Form 10-K.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

4.1	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

4.2	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

4.3	Form of Series C Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

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

10.3#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.4#	Employment Agreement with Veronica Vallejo dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.5#	Employment Agreement with Michael Cross dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.6	Form of Private Placement Subscription Agreement (incorporated by reference to our Current Report on Form 8-K, filed on March 24, 2011)

10.7	Form of Share Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on March 24, 2011)

10.8

Securities Purchase Agreement, dated June 21, 2011, by and among OncoSec Medical Incorporated and the purchasers identified therein (incorporated by reference to our Registration Statement on Form S-1/A, filed on September 6, 2011, File No. 333-175779)

10.9

Form of Registration Rights Agreement, dated June 24, 2011, by and among OncoSec Medical Incorporated and the purchasers identified therein (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

10.10

Placement Agent Agreement between Rodman  & Renshaw and OncoSec Medical Incorporated dated June 1, 2011, as amended on June 21, 2011 (incorporated by reference to our Registration Statement on Form S-1/A, filed on October 11, 2011, File No. 333-175779)

10.11

Consulting Agreement between Vista Partners LLC and OncoSec Medical Incorporated dated April 27, 2011, as amended on June 6, 2011 (incorporated by reference to our Registration Statement on Form S-1/A, filed on September 6, 2011, File No. 333-175779)

10.12

Amendment to Asset Purchase Agreement, dated September 28, 2011, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

16.1	Letter dated June 7, 2011 from Silberstein Ungar, PLLC (incorporated by reference to our Current Report on Form 8-K/A, filed on June 10, 2011)

21.1	Subsidiaries of the registrant (incorporated by reference to our Registration Statement on Form S-1, filed on July 25,

2011, File No. 333-175779)

23.1	Consent of Independent Registered Public Accounting Firm, Silberstein Ungar PLLC

23.2	Consent of Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

++ Furnished herewith.  In accordance with Rule 406T of Regulation S-T, the information in these exhibits shall not be deemed to be “filed” for purposes of Section 18 of the Securities and Exchange Act of 1934, or otherwise subject to liability under that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, except as expressly set forth by specific reference in such filing.