Form 10-K/A
period 2011-07-31
ONCOSEC MEDICAL Inc
filed 2011-10-25
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

56,856,000 shares of the registrant’s common stock were issued and outstanding as of October 17, 2011

EXPLANATORY NOTE

OncoSec Medical Incorporated is filing this Amendment No. 1 (the “Amendment No. 1”) to its Annual Report on Form 10-K for the fiscal year ended July 31, 2011, which was originally filed on October 19, 2011 (the “Original Filing”) for the sole purpose of adding the report issuance date to the audit report of Silberstein Unger, PLLC, our independent registered public accounting firm, which was inadvertently omitted from the Report of Independent Registered Public Accounting Firm contained in Item 8 of Part II and Item 15 of Part IV of the Form 10-K.

No other changes have been made to the Original Filing. This Amendment No.1 does not reflect events that may have occurred subsequent to the Original Filing date, and does not modify or update in any way disclosures made in the Original Filing, except with respect to the change described above.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Report beginning on page 42 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 25th day of October 2011.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Punit Dhillon
Punit Dhillon
President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Veronica Vallejo
Veronica Vallejo
Vice President, Finance and Controller
(Principal Financial Officer)

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
November 15, 2010

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