Form 10-Q
period 2011-10-31
ONCOSEC MEDICAL Inc
filed 2011-12-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4690 Executive Drive, Suite 250, San Diego, CA 92121

(Address of principal executive offices) (zip code)

855.662.6732

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files)  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

56,856,000 shares of the registrant’s common stock were issued and outstanding as of December 14, 2011.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2011

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of October 31, 2011 and July 31, 2011

	(unaudited) October 31, 2011	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$1,409,116	$2,457,693
Prepaid expenses	277,240	427,961
Other current assets	8,524	15,939
Total Current Assets	1,694,880	2,901,593
Property and equipment, net	66,812	57,298
Intangible assets, net	2,381,549	2,715,167
Total Assets	$4,143,241	$5,674,058

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$340,297	$369,175
Accrued compensation	29,180	67,774
Accrued income taxes	3,200	1,600
Derivative liabilities	872,967	4,850,385
Acquisition obligation, current	1,379,612	1,250,000
Total Current Liabilities	2,625,256	6,538,934
Acquisition obligation, net of current portion	937,167	1,500,000
Total Liabilities	3,562,423	8,038,934

Stockholders’ Equity (Deficit)
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—56,856,000 and 56,856,000 common shares as of October 31, 2011 and July 31, 2011, respectively	5,686	5,686
Additional paid-in capital	1,038,472	1,033,333
Warrants issued and outstanding — 14,696,000 and 13,696,000 units as of October 31, 2011 and July 31, 2011, respectively	660,490	431,981
Deficit accumulated during the development stage	(1,123,830)	(3,835,876)
Total Stockholders’ Equity (Deficit)	580,818	(2,364,876)
Total Liabilities and Stockholders’ Equity (Deficit)	$4,143,241	$5,674,058

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Period from Inception (February 8, 2008) to October 31, 2011
Revenue	$—	$—	$—
Expenses:
Research and development	515,587	—	1,200,258
General and administrative	678,651	2,450	1,757,514
Loss from operations	(1,194,238)	(2,450)	(2,957,772)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(808,590)
Adjustments to fair value of derivative liabilities	3,977,418	—	2,935,623
Financing transaction costs	—	—	(210,000)
Non-cash interest expense	(69,134)	—	(69,134)
Interest expense	—	—	(1,357)
Impairment charges	—	—	(9,000)
Net income (loss) before income taxes	2,714,046	(2,450)	(1,120,230)
Provision for income taxes	2,000	—	3,600
Net income (loss)	$2,712,046	$(2,450)	$(1,123,830)
Basic net income (loss) per common share	$0.05	$(0.00)
Diluted net income (loss) per common share	$0.05	$(0.00)
Weighted average shares used in computing basic net income (loss) per common share	56,856,000	68,480,000
Weighted average shares used in computing diluted net income (loss) per common share	56,905,457	68,480,000

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to October 31, 2011

	Common Stock (1)		Additional Paid In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants - Inovio	—	—	—	1,000,000	228,509	—	228,509
Share-based compensation expense	—	—	5,139	—	—	—	5,139
Net income	—	—	—	—	—	2,712,046	2,712,046
Balance, October 31, 2011	56,856,000	$5,686	$1,038,472	6,456,000	$660,490	$(1,123,830)	$580,818

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended October 31, 2011	Three Months Ended October 31, 2010	Period from Inception (February 8, 2008) to October 31, 2011
Operating activities
Net income (loss)	$2,712,046	$(2,450)	$(1,123,830)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	167,596	—	418,417
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Gain on adjustment to fair value of derivative liabilities	(3,977,418)	—	(2,935,623)
Non-cash interest expense	69,134	—	69,134
Share-based compensation	5,139	—	5,139
Amortization of common stock issued for services	83,000	—	166,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	67,721	—	(111,240)
(Increase) decrease in other current assets	7,416	—	(8,523)
(Decrease) increase in accounts payable and accrued liabilities	(28,878)	(2,050)	340,297
(Decrease) increase in accrued compensation	(38,594)	—	29,180
Increase in accrued income taxes	1,600	—	3,200
Net cash used in operating activities	(931,238)	(4,500)	(2,292,259)
Investing activities
Purchases of property and equipment	(17,339)	—	(87,625)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(17,339)	—	(337,625)
Financing activities
Proceeds from issuance of common stock and warrants	—	—	4,139,000
Payment of amounts due under acquisition obligation	(100,000)	—	(100,000)
Proceeds from amounts due to stockholder	—	4,500	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash provided from financing activities	(100,000)	4,500	4,039,000
Net increase (decrease) in cash	(1,048,577)	—	1,409,116
Cash, at beginning of period	2,457,693	237	—
Cash, at end of period	$1,409,116	$237	$1,409,116

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$400	$—	$400

Noncash investing and financing transaction:
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$402,355	$—	$402,355

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions.  On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and, as a result, changed its name to OncoSec Medical Incorporated.  On March 24, 2011, the Company completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of different cancers.  With this acquisition, the Company is now focusing its efforts in the biomedical industry and abandoning its efforts in the online inventory services industry.  Prior to the acquisition of the assets from Inovio, the Company had been inactive since March 2010 and had no continuing operations other than those of a company seeking a business opportunity.  The Company has not produced any revenues from its newly acquired assets and is considered a development stage company.

The accompanying consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated (“OncoSec Medical Therapeutics”), which was acquired on June 3, 2011.  The Company acquired all of the outstanding common stock as of the acquisition date for a total purchase price of $1,000.  OncoSec Medical Therapeutics was incorporated in Delaware on July 2, 2010.  There have been no significant transactions related to this subsidiary since its inception.  All significant intercompany transactions and balances have been eliminated at consolidation.

Certain reclassifications have been made to the prior interim period consolidated financial statements, including the aggregation of certain operating expenses into the classification of general and administrative expenses to conform to the presentation used for the interim period ended October 31, 2011.  The reclassifications had no effect on previously reported net losses.

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

Total depreciation expense recorded for the three months ended October 31, 2011 and 2010 was approximately $7,800 and $0, respectively.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.   The Company determined 455,000 shares underlying all stock options issued and outstanding during the period ended October 31, 2011 were dilutive.  The Company did not include shares underlying warrants outstanding of 14,696,000 in the computation of net income (loss) per share for the three months ended October 31, 2011, as the effect would have been anti-dilutive.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net income (loss) from operations for the three months ended October 31, 2011 and 2010, or for the period from inception through October 31, 2011.

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on our consolidated balance sheet and no further adjustments to their valuation are made. During the year ended July 31, 2011, some of the Company’s warrants that were issued in conjunction with the June Private Placement (see Note 7) were determined to be ineligible for equity classification because of anti-dilution provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheet at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), issued authoritative guidance regarding common fair value measurements and disclosure requirements. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued authoritative guidance regarding comprehensive income. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

Note 3—Cash and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $1,123,830 as of October 31, 2011.

The Company does not currently believe that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months.  The Company will require additional financing to fund its planned operations, including research and development, clinical trials and commercialization of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 5) and making of scheduled payments to Inovio under the acquisition obligation (as further described in Note 6).  In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining additional financing sources and the continued support of its stockholders to aid in financing operations.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Note 4—Fair Value of Financial Instruments

Financial assets and liabilities are measured at fair value, which is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value must maximize the use of observable inputs and minimize the use of unobservable inputs. The following is a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value:

•Level 1 — Quoted prices in active markets for identical assets or liabilities.

•Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

As of October 31, 2011 and 2010, cash and cash equivalents were comprised of cash in checking accounts.

In conjunction with the June Private Placement, the Company issued warrants with derivative features. These instruments are accounted for as derivative liabilities (see Note 7).

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

At October 31, 2011 and July 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at October 31, 2011

	Balance at October, 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant derivative liability — Series A and Series C Warrants	$872,967	—	—	$872,967

Fair Value Measurements at July 31, 2011

	Balance at July, 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant derivative liability — Series A and Series C Warrants	$4,850,385	—	—	$4,850,385

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the three months ended October 31, 2011:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at July 31, 2011	$4,850,385

Issuances	—

Adjustments to estimated fair value	(3,977,418)

Ending balance at October 31, 2011	$872,967

During the period ended October 31, 2011, the estimated fair value of derivative liabilities decreased by $3,977,418, which was recorded as other income during the three months ended October 31, 2011.

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology (which we now refer to as the OncoSec Medical System, or OMS), including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company is obligated to pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011.

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

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $38,000 and $3,000,000, respectively.  Included in the estimated fair value of the intangible assets is the value associated with the engineering and quality documentation acquired, which was determined to have no stand-alone value apart from the patents.  The relative fair value of the intangible assets of $2,962,000 was reduced by a discount of approximately $174,000 recorded for the acquisition obligation (see Note 6).  The relative fair value of the tangible assets of $38,000 was expensed to research and development as of the acquisition date.

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets - patents	$2,788,154
Tangible assets — machinery, property and inventory	$38,000

Patents are stated net of accumulated amortization of approximately $407,000 as of October 31, 2011. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the period ended October 31, 2011 was approximately $160,000.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three months ended October 31, 2011, no impairment was recorded.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “Amendment”).  The Amendment amended and modified certain payment terms of the Asset Purchase Agreement dated March 14, 2011.  Prior to the Amendment, the Asset Purchase Agreement required the Company to make a payment of $750,000 to Inovio by September 24, 2011.  Under the Amendment, the Company was required to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by the Company of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  In consideration for the Amendment, the Company issued to Inovio a warrant to purchase 1,000,000 shares of the Company’s common stock.

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the Amendment to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011.  Non-cash interest expense recognized during the period ended October 31, 2011, was approximately $52,000.   As of October 31, 2011, the outstanding acquisition obligation was reduced by short-term and long-term imputed interest discounts of approximately $96,000 and $26,000, respectively.

The Company evaluated the amendment in accordance with ASC 470-50, and determined the modification of the terms upon entry into the Amendment were not considered substantial.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment will be recorded as a discount to the acquisition obligation and amortized to interest expense over the remaining term of the modified obligation payable.  During the three month period ended October 31, 2011, approximately $17,000 was recognized as non-cash interest expense for amortization of the discount. As of October 31, 2011, the outstanding acquisition obligation was reduced by short-term and long-term discounts of approximately $174,000 and $37,000, respectively.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•$   250,000 - Upon the closing of the Asset Purchase Agreement

•$   100,000 — September 30, 2011

•$   650,000 - Earlier of: i) 30 days following the receipt by the Company of aggregate net proceeds of more than $5,000,000 from one of more financings occurring on or after September 30, 2011, or

ii) March 31, 2012

•$   500,000 - March 24, 2012

•$   500,000 - September 24, 2012

•$1,000,000 - March 24, 2013

On March 24, 2011 and September 30, 2011, the Company made payments of $250,000 and $100,000, respectively, to Inovio.

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

June 2011 Private Placement

On June 24, 2011 (the “Closing Date”), the Company closed a private placement whereby it issued an aggregate of 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.75 per share, and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, (collectively, the “Warrants”), to purchase an aggregate of 12,000,000 shares of the Company’s Common Stock, for proceeds to the Company of $3.0 million (the “June Private Placement”).  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the Warrants in the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement, each investor was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issued to such investor.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise between eight and nineteen months, as further described therein.  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each investor and have a term of exercise equal to five years.

On June 24, 2011, in connection with the closing of the June Private Placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the Warrants issued in the June Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June Private Placement.  As of October 31, 2011 the Company was in compliance with the requirements set forth in the Registration Rights Agreement.

In addition, pursuant to the terms of a placement agent agreement entered into with the lead placement agent on June 1, 2011 and amended on June 21, 2011, the Company agreed to pay the lead placement agent and the co-placement agent fees equal to 6% of the aggregate gross proceeds raised in the private placement of $180,000 and reimbursement to our lead placement agent for certain expenses in the amount of $30,000.  The total cash fees of $210,000 paid to the placement agents were recorded as a period expense as of the Closing Date.  In connection with the agreement, the Company also issued to the placement agents Series A Warrants equal to 6% of the aggregate common stock issued in the June Private Placement, or 240,000 warrants.

Allocation of Proceeds

At the Closing Date, the estimated fair value of the Series A and Series C Warrants exceeded the proceeds from the June Private Placement of $3,000,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the common stock and Series B Warrants issued in the financing.

Common Stock

At the Closing Date, the Company issued 4,000,000 shares of unregistered common stock and recorded the par value of the shares issued of $400 (at par value of $0.0001 per share) with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the common stock.  As of October 31, 2011, the common stock is registered pursuant to an effective registration statement on Form S-1.

Derivative Liabilities

The Company accounted for the Series A and C Warrants in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that its Series A and Series C Warrants are ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series C Warrants that may result in an adjustment to the warrant exercise price.  The estimated fair values of the derivative liabilities at October 31, 2011 are $872,967.

On the Closing Date, the derivative liabilities were recorded at an estimated fair value of $3,808,590. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $3,000,000, no net amounts were allocated to the common stock. The $808,590 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the closing date. The Company has revalued the derivative liability as of October 31, 2011, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. On October 31, 2011, the total value of the derivative liabilities was $872,967.  The decrease in the estimated fair value of the derivative liabilities for the three months ended October 31, 2011 resulted in other income of $3,977,418. Such decrease in the estimated fair value was primarily due to the decrease in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of October 31, 2011 and July 31, 2011, using a Monte Carlo valuation model with the following assumptions:

	October 31, 2011	July 31, 2011
Closing price per share of common stock	0.31	0.93
Exercise price per share	1.20	1.20
Expected volatility	94.5%	91.6%
Risk-free interest rate	0.99%	1.35%
Dividend yield	—	—
Floor price	0.50	0.50
Remaining expected term of underlying securities (years)	4.65	4.90

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models.

Note 8— Other Equity and Common Stock Transactions

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

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance, and are amortized over the service period of twelve months.  During the period ended October 31, 2011, $83,000 of consulting expense was recorded for these shares.

On September 28, 2011, in consideration for the Amendment entered into with Inovio, the Company issued to Inovio a warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 6).  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  The Company completed an evaluation of the warrant issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet. The fair value of the warrant is $228,509 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 87.62%, and a risk-free interest rate of 0.96%).  In accordance with the guidance, the fair value of the warrants will be recorded as a discount to the acquisition obligation and amortized to interest expense over the remaining term of the modified obligation payable.

At October 31, 2011 the Company had outstanding warrants to purchase 14,696,000 shares of common stock, with exercise prices ranging from $0.75 to $1.20.  These warrants expire at various times between February 2012 and September 2016.  At October 31, 2011, 6,456,000 of these warrants were classified as equity instruments.  The remaining warrants in the amount of 8,240,000 were recorded as derivative liabilities.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 9 — Stock-Based Compensation

In May 2011, the Company’s Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”), subject to stockholder approval.  The 2011 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock.  Under the Plan, incentive stock options and nonqualified stock options can be granted.  Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period specified in individual option agreements entered into with grantees, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

On September 27, 2011, the Company granted options to purchase 355,000 shares of the Company’s common stock to employees and options to purchase 100,000 shares of the Company’s common stock to one non-employee director under the 2011 Plan.  The options issued to employees have a ten year term, vest annually in equal increments over three years and have an exercise price of $0.40.  The option issued to the director has a ten year term, vests quarterly in equal increments over one year and has an exercise price of $0.40.  The option grants were made subject to stockholder approval of the 2011 Plan and are not exercisable unless and until such approval has been obtained.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended October 31, 2011 were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the three months ended October 31, 2011;  Expected volatility, 85.96%, Risk-free interest rate, 0.96%, Expected forfeiture rate, 0.00%, Expected dividend yield, 0.00%, Expected term, 5.00 - 6.00 years.

Expected price volatility is the measure by which our stock price is expected to fluctuate during the expected term of an option.  The Company exited shell status on March 24, 2011.  In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available.  In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities.  The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company.

The expected term of the options represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 718, which averages an award’s weighted-average vesting period and expected term for share options and warrants. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by SAB 110. For the expected term of options issued to employees and directors, the Company used a simple average of the vesting period and the contractual term for options granted, all of which have been granted subsequent to March 2011, as permitted by ASC Topic 718.  The Company expects to continually evaluate its historical data as a basis for determining the expected terms of options granted under the 2011 Plan.

Our estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award.  For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield.  We have never paid any dividends on our common stock and do not anticipate paying dividends on our common stock in the foreseeable future.

Stock-based compensation expense recognized in the Company’s consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Due to the Company’s minimal stock-based compensation activity, the Company has not had significant forfeitures of stock options granted to employees and directors. Therefore, the Company has estimated the forfeiture rate of its outstanding stock options as zero, but will continually evaluate its historical data as a basis for determining expected forfeitures.

Share-based compensation expense recorded in the Company’s consolidated statements of operations for the three months ended October 31, 2011 resulting from share-based compensation awarded to the Company’s employees and directors was approximately $5,100.  Of this balance, $2,500 and $2,600 was recorded to Research and Development and General and Administrative, respectively, in the Company’s consolidated statement of operations.

A summary of the stock option activity is as follows:

	Weighted-Average Exercise Price	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2011	—	—	$—
Granted	455,000	$0.40
Exercised	—	—
Forfeited / Cancelled	—	—
Balance at October 31, 2011	455,000	$0.40	$—

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.40	455,000	9.92	0.40	143,333	9.92	$0.40

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2011 was $0.28.   As of October 31, 2011, there was approximately $124,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.47 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of October 31, 2011 and July 31, 2010, the Company recorded a full valuation allowance on its deferred tax assets.

Note 11—Commitments and Contingencies

On May 12, 2011, the Company entered into a one year lease agreement for office space.  The lease runs through May 30, 2012, with a base annual rent of $42,000.

On May 18, 2011, the Company entered into Employment Agreements with a term of five years with its President and Chief Executive Officer, its Chief Business Officer and its VP Finance and Controller (the “Officers”). Under the terms of the agreements, if any of the Officers are terminated other than for cause, death or disability, or if the case of termination of employment with the Company for good reason, the Officers are entitled to receive (i) severance payments equal to between six and twenty four months of base salary, (ii) a pro rata percentage of the annual bonus received the prior fiscal year and (iii) payment of health benefits for a period between six and twenty four months, conditioned on the execution of a release.   In addition, in the event of a change in control of the Company, the agreements provide for the acceleration of vesting of any unvested stock options outstanding.

Note 12—Related Party Transactions

On February 11, 2011, the Company entered into a promissory note arrangement with a stockholder in the amount of $120,000.  The note bore interest at a rate of 10% annually.  Full payment on this note was made on March 18, 2011 with proceeds received from the March 2011 private placement (see Note 7).  Total interest expense recorded during the year ended July 31, 2011 was approximately $1,400.

On March 18, 2011, the Company made full payment on a stockholder loan in the amount of $33,867 with proceeds received from the March 2011 private placement (see Note 7).  The note was non-interest bearing.

The Company’s Chairman of the Board of Directors is also a Director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the Amendment (and related warrant) disclosed in Notes 6 and 8, while performing his duties as Executive Chairman of Inovio.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2011 and subsequent reports on Form 8-K, which discuss our business in greater detail.

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to continue as a going concern; our need to raise additional capital and our ability to obtain financing; uncertainties inherent in pre-clinical studies and clinical trials; general economic and business conditions; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage future growth; our ability to develop our planned products; and our ability to protect our intellectual property.  These forward-looking statements speak only as of the date of this Form 10-Q, except as required by applicable law, we do not intend to update any of these forward-looking statements.

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

On March 24, 2011, we completed the acquisition of certain assets of Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement dated March 14, 2011 by and between the Company and Inovio (the “Asset Purchase Agreement”).  The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies, which we now refer to as the OncoSec Medical System (“OMS”), a therapy which uses an electroporation device to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of various cancers.  The acquired assets included, among other things: certain equipment, machinery, inventory and other tangible assets of Inovio related to the OMS technology; certain engineering and quality documentation related to the OMS technology; the assignment of certain contracts; and certain of Inovio’s patents, including patent applications, and trademarks, and all goodwill associated therewith related to the OMS technology.

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on any commercial product sales related to the OMS technology.  We made our first payment upon closing of the acquisition under the Asset Purchase Agreement, using proceeds received in the March Private Placement described below.  On September 28, 2011, we entered into an amendment to the Asset Purchase Agreement with Inovio, which amended and modified the payment terms of the Asset Purchase Agreement.  Prior to the amendment, the Asset Purchase Agreement required us to make a payment of $750,000 to Inovio by September 24, 2011.  Under the amendment, we were required to make, and made, a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  Payment of the remaining amounts owed to Inovio continue to be due on the following schedule:  $500,000 on the first anniversary of the closing date; $500,000 eighteen months from the closing date; and $1,000,000 on the second anniversary of the closing date.  In consideration for the amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of our common stock.  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrant issued to Inovio and determined the warrant should be classified as equity within the consolidated balance sheet.

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

Derivative Liabilities

In conjunction with the June Private Placement, we issued warrants that are accounted for as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions.

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

Share-Based Compensation

We grant equity-based awards under our share-based compensation plan. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Results of Operations for the Three Months Ended October 31, 2011 Compared to the Three Months Ended October 31, 2010

The unaudited consolidated financial data for the three months ended October 31, 2011 and October 31, 2010 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	October 31, 2011 ($)	October 31, 2010 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	515,587	—	515,587	100
General and administrative	678,651	2,450	676,201	**
Loss from operations	(1,194,238)	(2,450)	1,191,788	**
Other income (expense)
Interest expense — non-cash	(69,134)	—	69,134	100
Adjustments to fair value of derivative liabilities	3,977,418	—	3,977,418	100
Net income (loss) before income taxes	2,714,046	(2,450)	2,716,496	**
Income tax provision	2,000	—	2,000	100
Net income (loss)	2,712,046	(2,450)	2,714,496	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

Prior to our acquisition of certain assets of Inovio in March 2011, we did not engage in any research and development activities.  The $516,000 increase in research and development expenses for the three month period ended October 31, 2011 as compared to the three month period ended October 31, 2010 was mainly the result of salary and associated costs of $184,000, patent amortization of $160,000, contract labor and professional services of $136,000 and travel and related costs of $13,000.  We expect research and development to account for a significant portion of our total expenses in the future as we continue to focus on designing and developing our therapies.

General and Administrative

The $676,000 increase in general and administrative expenses for the three month period ended October 31, 2011 as compared to the three month period ended October 31, 2010 was primarily the result of legal costs of $72,000 for fees associated with the preparation and filing of our Registration Statement on Form S-1 and other periodic filings during that period, as well as other general corporate matters and patent maintenance fees and increased salary and associated costs of $206,000 resulting from the hiring of a new management team and staff beginning in March 2011.  In addition, during the three month period ended October 31, 2011 we incurred corporate communications costs of $120,000 consisting primarily of investor relation services, board and committee fees of $60,000, and travel and related costs of $37,000.

Other Income (Expense)

The $3,908,000 net increase in other income for the three month period ended October 31, 2011 as compared to the same period ended October 31, 2010 was due to the recording of other income of $3,977,000 as a result of the adjustment to fair value of the derivative liabilities as of October 31, 2011. In connection with the June Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, the Series A and Series C Warrants issued in connection with the June Private Placement, as well as the warrants issued to the co-placement agents, were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements, which may result in an adjustment to the warrant exercise price. We will continue to revalue the derivative liabilities on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2011 and 2010 is summarized as follows:

	At October 31, 2011 ($)	At July 31, 2011 ($)
Current assets	1,694,880	2,901,593
Current liabilities	2,625,256	6,538,934
Working capital deficiency	(930,376)	(3,637,341)

Current Assets

The decrease in our current assets was primarily due to a decrease in cash from $2,458,000 as of July 31, 2011, to $1,409,000 as of October 31, 2011, as a result of cash used in operations during the period ended October 31, 2011.    As of October 31, 2011, our current assets included cash and cash equivalents of $1,409,116.

Current Liabilities

Current liabilities at October 31, 2011 decreased to $2,625,000 from $6,539,000 as of July 31, 2011. This decrease was primarily due to the decrease in fair value of the derivative liability of $3,977,000 recorded for the series A and Series C Warrants issued in connection with the June Private Placement, as more fully described in Note 7 to our consolidated financial statements.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three month period ended October 31, 2011 was $931,000, as compared to $4,500 for period ended October 31, 2010.  This increase was related to costs of operations such as salary expense and associated costs, legal fees and professional fees, offset by a gain recorded for the fair value revaluation of the Company’s derivative liabilities, as more fully described above.

Cash Used in Investing Activities

Cash used in investing activities was $17,000 for the period ended October 31, 2011, and related to the purchase of property and equipment.  There was no investing activity during the three month periods ended October 31, 2010.

Cash Provided by Financing Activities

Cash used in financing activities was $100,000 for the period ended October 31, 2011, and related to the scheduled payment to Inovio in connection with the Asset Purchase Agreement.  There was no financing activity during the three month periods ended October 31, 2010.

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

As described above, on June 24, 2011, in the June Private Placement, we sold an aggregate of 4,000,000 shares of our common stock and issued three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of the our common stock, for proceeds to us of $3.0 million.  We paid fees and expenses of $210,000 to the co-placement agents and issued the co-placement agents warrants to purchase

240,000 shares of our common stock on terms substantially similar to the Series A Warrants.  After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2,790,000.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and have a term of exercise equal to the earlier of (a) the later of (i) eight months following the closing of the June Private Placement and (ii) four months following the earliest date that the shares underlying such warrants have been sold or may be freely sold, whether pursuant to a registration statement, Rule 144 or an exemption from registration under Section 4(1) of the Securities Act of 1933, and (b) sixteen months from the closing of the June Private Placement (unless extended three additional months upon the occurrence of a single issuance by us of our common stock or warrants to purchase our common stock that meets certain criteria specified in the warrants).  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably in proportion to each holder’s exercise of the Series B Warrants held by such holder and have a term of exercise equal to five years.

Cash Requirements

Our primary objectives are to develop and pursue the commercialization of our planned products and to identify additional products for acquisition and development. We have hired and continue to search for industry experts to expand our management team and better position our company. In addition, we continue to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We estimate our operating expenses and working capital requirements for the fiscal year ending July 31, 2012 to be as follows:

Expense	Amount
Product development	$2,000,000
Employee compensation	1,700,000
General and administration	600,000
Professional services fees	500,000
Total	$4,800,000

As of October 31, 2011, we had cash and cash equivalents of $1,409,116.  We do not expect these funds to be sufficient to operate our business through July 31, 2012.  In addition to the funds raised in the March Private Placement and the June Private Placement, we will require additional financing to fund our planned operations, including commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.  We will also require additional financing to meet our obligations to Inovio under the Asset Purchase Agreement, which requires that we make the following payments:  (i) $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012; (ii) an additional payment of $500,000 on March 24, 2012, the first anniversary of the closing date; (iii) $500,000 September 24, 2012, eighteen months from the closing date; and (iv) $1,000,000 on March 24, 2013, the second anniversary of the closing date.

If the investors and placement agents in the June Private Placement choose to exercise their warrants in full on a cash basis, we would receive approximately $12.9 million.  However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain circumstances, or may choose to exercise only a portion of the warrants issued in the June Private Placement.  The exercise prices of the outstanding warrants currently exceed the current market price of our common stock on the OTC Bulletin Board.  As a result, we may never receive proceeds from the exercise of such warrants.  In addition, if we were to issue shares of our common stock at an effective price of less than $1.20 per share, then the exercise price of the Series A and C Warrants, as well as the warrants issued to the co-placement agents in the June Private Placement, would be reduced to equal the lower effective price per share, provided that the exercise price would not be reduced to less than $0.50 per share.

We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks persist.  Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or cease the operation of our business.

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

As further described elsewhere in this filing, in fiscal year 2011 we completed the acquisition of certain technology and related assets from Inovio.  With this acquisition, we are now focusing our efforts in the biomedical industry and abandoning our efforts in the online inventory services industry.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000, and will be mainly for payroll and related expenses, and product development expenditures.  As of October 31, 2011, we had cash and cash equivalents of $1,409,116.  During the three month period ended October 31, 2011, our cash outflow was approximately $1,048,000.  We will be required to make payments of $1,150,000 to Inovio by March 31, 2012.  In addition to these payments to Inovio, cash outflows for the period from October 31, 2011 through July 31, 2012 are expected to range between approximately $200,000 and $350,000 per month. We will owe Inovio additional payments during subsequent periods, as further described in Note 6 of our financial statements for the period ended October 31, 2011.

In order to fund our anticipated budget for the remainder of the fiscal year ending July 31, 2012, including acquisition costs, we believe that we will need to raise approximately $2.3 million in additional funds.  This amount could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (being our principal executive officer) and our VP Finance and Controller (being our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2011, the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and our VP Finance and Controller concluded that, as of October 31, 2011, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended October 31, 2011 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

Starting March 2011, we began the process of planning and working towards implementation of remediation measures in response to the material weaknesses originally identified in prior annual and interim periods. As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses.  In some cases we have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of October 31, 2011:

1.              Ineffective controls over period end financial disclosures and reporting processes.

To address the need to improve controls over period end financial disclosures and reporting processes, we plan to:

•                  Formally design and continue to implement a monthly and quarterly close process to ensure all necessary entries are recorded and all material account reconciliations are performed.

•                  Formally design and continue to implement a monthly and quarterly budget to actual analysis and review process.  Budget to actual results will be reviewed monthly by senior management.  Results will also be reviewed quarterly by the Board of Directors or the Audit Committee of the Board of Directors.

•                  Implement a disclosure committee and related controls.  The disclosure committee will be responsible for the review of our periodic financial statement filings to ensure completeness and accuracy.

2.              Inadequate segregation of duties.

•                  Formally document and strengthen segregation of duties surrounding the preparation, review and posting of the monthly close process and journal entries

•                  Formally document and strengthen the segregation of duties surrounding the approval of payments to vendors and employees.

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

Changes in Internal Control Over Financial Reporting

As of October 31, 2011, we have made progress in remediating some of the material weaknesses originally identified in prior annual and interim periods.  Below is a description of one material weakness identified in our most recent Annual Report on Form 10-K for the fiscal year ended July 31, 2011 that was remediated as of October 31, 2011.

1.              Lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

As of October 31, 2011, we have completed our evaluation of the actions taken to remediate the material weaknesses related to inadequate segregation of duties.  In connection with the remediation process we performed the following:

•                  In March 2011, we appointed a majority of independent directors to our Board of Directors (pursuant to the definition of “independent” provided in Rule 803B of the NYSE Amex LLC Company Guide).

•                  On June 30, 2011, our Board of Directors established an Audit Committee, a Compensation Committee, and a Nominating Committee and Corporate Governance Committee, and appointed only independent directors to each such committee.

•                  On June 21, 2011, we appointed Dr. Anthony Maida as an independent member of our Board and, following establishment of our Audit Committee, as Chair of our Audit Committee.  Dr. Maida was also designated as the Audit Committee’s financial expert, as that term is defined in the rules of the Securities and Exchange Commission, and is financially sophisticated within the meaning of Rule 803B of the NYSE Amex LLC Company Guide.

•                  On August 5, 2011, we implemented our business code of conduct and established corporate governance policies.

•                  Initiated periodic communications from our CEO to all employees of the importance of proper business conduct and ethics.

Except for the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended October 31, 2011 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000.  As of October 31, 2011, we had cash and cash equivalents of $1,409,116.  During the three month period ended October 31, 2011, our cash outflow was approximately $1,048,000.  We will be required to make payments of $1,150,000 to Inovio by March 31, 2012.  In addition to these payments to Inovio, cash outflows for the period from October 31, 2011 through July 31, 2012 are expected to range between approximately $200,000 and $350,000 per month.  If we are not able to obtain additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future.  As further described elsewhere in this report, on June 24, 2011, we issued 4 million shares of common stock and three series of warrants to purchase an aggregate of 12 million shares of our common stock to two institutional investors for proceeds of $3.0 million (the “June Private Placement”).  However, we will require additional financing to fund our planned operations, including developing and commercializing the assets obtained under the Asset Purchase Agreement with Inovio, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. In addition, if we were to issue shares of our common stock at an effective price of less than $1.20 per share, then the exercise price of the Series A and C Warrants, as well as the warrants issued to the co-placement agents in the June Private Placement, would be reduced to equal the lower effective price per share, provided that the exercise price would not be reduced to less than $0.50 per share.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

We have not generated any revenue from operations since our incorporation. During the period ended October 31, 2011, our net income of $2,712,046 was due to a $3,977,418 adjustment to the fair value of certain derivative liabilities related to the June Private Placement. During the annual period ended July 31, 2011, we incurred a net loss of $3,758,817. From inception through October 31, 2011, we incurred an aggregate loss of $1,123,830. We expect that our operating expenses will increase substantially over the current fiscal annual period as we ramp-up our business. During the quarter ended October 31, 2011, our cash outflow was approximately $1,048,000.  We estimate our average monthly expenses from October 31, 2011 through the end of our fiscal year ending July 31, 2012 to range from approximately $200,000 to $350,000, including general and administrative expenses but excluding future acquisition costs and the cost of any future development activities. In addition, under the terms of the Asset Purchase Agreement, as amended, we are required to make payments of $1,150,000 to Inovio by March 31, 2012.  As of October 31, 2011, we had cash and cash equivalents of $1,409,116.

In order to fund our anticipated budget for the remainder of the fiscal year ending July 31, 2012, including acquisition costs, we believe that we will need to raise approximately $2.3 million in additional funds.  This amount could increase if we encounter unanticipated difficulties.  In addition, our estimates of the amount of cash necessary to fund our business and development and commercialization activities may prove to be wrong, and we could spend our available financial resources much faster than we currently expect.  If we cannot raise the money that we need in order to continue to develop our business, we will be forced to delay, scale back or eliminate some or all of our proposed operations. If any of these were to occur, there is a substantial risk that our business would fail.

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

We have not commercialized any of our potential product candidates and we cannot predict if or when we will become profitable.

We have not commercialized any product candidate relating to our current assets in the biomedical industry. Our ability to generate revenues from any of our product candidates will depend on a number of factors, including our ability to successfully complete clinical trials, obtain necessary regulatory approvals and negotiate arrangements with third parties to help finance the development of, and market and distribute, any product candidate that receives regulatory approval. In addition, we will be subject to the risk that the marketplace will not accept our products.

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

We expect to enter into agreements with third-party CROs to conduct our planned clinical trials and anticipate that we may enter into other such agreements in the future regarding any future product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. We and our CROs are required to comply with the current FDA Code of Federal Regulations for Conducting Clinical Trials and good clinical practices, or GCPs. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators and trial sites. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA and similar foreign regulators may determine that our clinical trials are not compliant with GCP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We may participate in clinical trials conducted under an approved investigator sponsored investigational new drug (IND) application and correspondence and communication with the FDA pertaining to these trials will strictly be between the investigator and the FDA.

Currently, our three Phase 2 clinical trials, for metastatic melanoma, merkel cell carcinoma and cutaneous T-cell lymphoma, are being conducted under an approved investigator sponsored investigational new drug (IND) application. Regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the agency as it pertains to safety of the drug. This communication can be relayed to the agency in the form of safety reports, annual reports or verbal communication at the request of the FDA. Accordingly, since the IND applications under which each of our three clinical trials will be conducted is held by the investigators, it is the responsibility of each investigator (as the sponsor of the trial) to be the point of contact with the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This may result in reviews, audits, delays or clinical holds by the FDA ultimately affecting the timelines for these studies and potentially risking the completion of these trials.

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

As of October 14, 2011, we have 56,856,000 outstanding shares of common stock.  If the warrants issued in the June Private Placement are exercised, based on the number of shares outstanding on December 14, 2011, we would have 69,096,000 outstanding shares of common stock.  These warrant holders may exercise their warrants at their own discretion and at any time in accordance with the terms of such warrants until their expiration.  The holders of shares of our common stock that are freely transferable have the right to sell their shares at their own discretion and at any time, and such sales are outside of our control.  If such stockholders choose to sell substantial amounts of our common stock within a short period of time, the market price of our common stock could be adversely affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud.

As described in Item 4 of Part I of this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, we have identified material weaknesses in our internal controls and procedures. As a result, we have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by these reports. We have implemented, and continue to implement, actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations; however, the measures we have taken to date and any future measures may not remediate the material weaknesses discussed in our periodic reports.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  [REMOVED AND RESERVED]

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

4.1	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

4.2	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

4.3	Form of Series C Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

4.4	Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

10.1

Amendment to Asset Purchase Agreement, dated September 28, 2011, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

10.2	2011 Stock Incentive Plan of OncoSec Medical Incorporated (incorporated by reference to our Registration Statement on Form S-8, File No. 333-176537)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*                               In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON
By: Punit Dhillon
(Principal Executive Officer)

Dated: December 15, 2011

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer)

Dated: December 15, 2011