Form 10-Q
period 2012-01-31
ONCOSEC MEDICAL Inc
filed 2012-03-16
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

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

56,856,000 shares of the registrant’s common stock were issued and outstanding as of March 16, 2012.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2012

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of January 31, 2012 and July 31, 2011

	(unaudited) January 31, 2012	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$456,242	$2,457,693
Prepaid expenses	241,332	427,961
Other current assets	18,733	15,939
Total Current Assets	716,307	2,901,593
Property and equipment, net	61,378	57,298
Intangible assets, net	2,207,289	2,715,167
Total Assets	$2,984,974	$5,674,058

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$301,304	$369,175
Accrued compensation	39,082	67,774
Accrued income taxes	3,200	1,600
Derivative liabilities	2,270,934	4,850,385
Acquisition obligation, current	1,432,892	1,250,000
Total Current Liabilities	4,047,412	6,538,934
Acquisition obligation, net of current portion	977,054	1,500,000
Total Liabilities	5,024,466	8,038,934

Stockholders’ Equity (Deficit)
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—56,856,000 and 56,856,000 common shares as of January 31, 2012 and July 31, 2011, respectively	5,686	5,686
Additional paid-in capital	1,090,026	1,033,333
Warrants issued and outstanding — 14,696,000 and 13,696,000 units as of January 31, 2012 and July 31, 2011, respectively	660,490	431,981
Deficit accumulated during the development stage	(3,795,694)	(3,835,876)
Total Stockholders’ Equity (Deficit)	(2,039,492)	(2,364,876)
Total Liabilities and Stockholders’ Equity (Deficit)	$2,984,974	$5,674,058

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended January 31, 2012	Three Months Ended January 31, 2011	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Period from Inception (February 8, 2008) to January 31, 2012
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	508,406	—	1,023,993	—	1,708,664
General and administrative	671,923	4,346	1,350,574	6,796	2,429,437
Loss from operations	(1,180,329)	(4,346)	(2,374,567)	(6,796)	(4,138,101)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	(1,397,967)	—	2,579,451	—	1,537,656
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	(93,168)	—	(162,302)	—	(162,302)
Interest expense	—	—	—	—	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net income (loss) before income taxes	(2,671,464)	(4,346)	42,582	(6,796)	(3,791,694)
Provision for income taxes	400	—	2,400	—	4,000
Net income (loss)	$(2,671,864)	(4,346)	$40,182	$(6,796)	$(3,795,694)
Basic net income (loss) per common share	$(0.05)	$(0.00)	$0.00	$(0.00)
Diluted net income (loss) per common share	$(0.05)	$(0.00)	$0.00	$(0.00)
Weighted average shares used in computing basic net income (loss) per common share	56,856,000	68,480,000	56,856,000	68,480,000
Weighted average shares used in computing diluted net income (loss) per common share	56,856,000	68,480,000	57,020,251	68,480,000

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statement of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to January 31, 2012

	Common Stock (1)		Additional Paid In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants - Inovio	—	—	—	1,000,000	228,509	—	228,509
Share-based compensation expense	—	—	56,693	—	—	—	56,693
Net income	—	—	—	—	—	40,182	40,182
Balance, January 31, 2012	56,856,000	$5,686	$1,090,026	6,456,000	$660,490	$(3,795,694)	$(2,039,492)

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended January 31, 2012	Six Months Ended January 31, 2011	Period from Inception (February 8, 2008) to January 31, 2012
Operating activities
Net income (loss)	$40,182	$(6,796)	$(3,795,694)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	350,151	—	600,973
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Gain on adjustment to fair value of derivative liabilities	(2,579,451)	—	(1,537,656)
Non-cash interest expense	162,302	—	162,302
Share-based compensation	56,693	—	56,693
Amortization of common stock issued for services	166,000	—	249,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	20,628	(1,650)	(158,334)
(Increase) decrease in other current assets	(2,794)	—	(18,733)
(Decrease) increase in accounts payable and accrued liabilities	(67,871)	(7,599)	301,304
(Decrease) increase in accrued compensation	(28,692)	—	39,082
Increase in accrued income taxes	1,600	—	3,200
Net cash used in operating activities	(1,881,252)	(16,045)	(3,242,273)
Investing activities
Purchases of property and equipment	(20,199)	—	(90,485)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(20,199)	—	(340,485)
Financing activities
Proceeds from issuance of common stock and warrants	—	—	4,139,000
Payment of amounts due under acquisition obligation	(100,000)	—	(100,000)
Proceeds from amounts due to stockholder	—	19,500	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash (used in) provided by financing activities	(100,000)	19,500	4,039,000
Net increase (decrease) in cash	(2,001,451)	3,455	456,242
Cash, at beginning of period	2,457,693	237	—
Cash, at end of period	$456,242	$3,692	$456,242

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$800	$—	$800

Noncash investing and financing transaction:
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$402,355	$—	$402,355

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions.  On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and, as a result, changed its name to OncoSec Medical Incorporated.  On March 24, 2011, the Company completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of various cancers.  With this acquisition, the Company is now focusing its efforts in the biomedical industry and abandoning its efforts in the online inventory services industry.  Prior to the acquisition of the assets from Inovio, the Company had been inactive since March 2010 and had no continuing operations other than those of a company seeking a business opportunity.  The Company has not produced any revenues from its newly acquired assets and is considered a development stage company.

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

Certain reclassifications have been made to the prior interim period consolidated financial statements, including the aggregation of certain operating expenses into the classification of general and administrative expenses to conform to the presentation used for the interim periods ended January 31, 2012.  The reclassifications had no effect on previously reported net losses.

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

Derivative Liabilities

The Company accounts for its warrants and other derivative financial instruments as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s consolidated balance sheets and no further adjustments to their valuation are made. During the year ended July 31, 2011, some of the Company’s warrants that were issued in conjunction with the June Private Placement (see Note 7) were determined to be ineligible for equity classification because of anti-dilution provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s consolidated balance sheets at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

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

Total depreciation expense recorded for the three and six months ended January 31, 2012 was approximately $8,300 and $16,100, respectively.  No depreciation expense was recorded for the three and six months ended January 31, 2011.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options.  The Company determined 865,000 shares underlying all stock options issued and outstanding during the six months ended January 31, 2012 were dilutive.  The Company determined there were no dilutive shares underlying stock options issued and outstanding during the three months ended January 31, 2012. The Company did not include shares underlying warrants outstanding of 14,696,000 in the computation of net income (loss) per share for the three and six months ended January 31, 2012, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the three and six months ended January 31, 2012, the Company recorded $11,709 in research and development expense, and $25,262 in general and administrative expense for stock options granted to non-employees.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net income (loss) from operations for the three and six months ended January 31, 2012 and 2011, or for the period from inception through January 31, 2012.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”) 2011-04. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard is not expected to have an impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12.  This accounting standard amends certain pending paragraphs in ASU 2011-05. The amendments are being made to allow the Board time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The Company does not expect that adoption of this standard will have a material impact on its financial position or results of operations.

Note 3—Cash and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of January 31, 2012 and July 31, 2011, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in all previous reporting periods with an inception to date loss of $3,795,694 as of January 31, 2012.

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

At January 31, 2012 and July 31, 2011, the estimated fair values of the liabilities measured on a recurring basis are as follows:

Fair Value Measurements at January 31, 2012

	Balance at January, 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant derivative liability — Series A and Series C Warrants	$2,270,934	—	—	$2,270,934

Fair Value Measurements at July 31, 2011

	Balance at July, 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Warrant derivative liability — Series A and Series C Warrants	$4,850,385	—	—	$4,850,385

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the six months ended January 31, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at July 31, 2011	$4,850,385

Issuances	—

Adjustments to estimated fair value	(2,579,451)

Ending balance at January 31, 2012	$2,270,934

During the three months ended January 31, 2012, the estimated fair value of derivative liabilities increased by $1,397,967. During the six months ended January 31, 2012, the estimated fair value of derivative liabilities decreased by $2,579,451.  These amounts were recorded as other expense and other income, respectively, during the three and six months ended January 31, 2012.

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

Patents are stated net of accumulated amortization of approximately $581,000 and $247,000 as of January 31, 2012 and July 31, 2011, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and six months ended January 31, 2012 was approximately $174,000 and $334,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three and six months ended January 31, 2012, no impairment was recorded.

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

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the Amendment to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011.  Non-cash interest expense recognized during the three and six months ended January 31, 2012, was approximately $34,000 and $86,000, respectively.  As of January 31, 2012, the outstanding acquisition obligation was reduced by short-term and long-term imputed interest discounts of approximately $80,000 and $8,000, respectively.

The Company evaluated the amendment in accordance with ASC 470-50, and determined the modification of the terms upon entry into the Amendment were not considered substantial.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment will be recorded as a discount to the acquisition obligation and amortized to interest expense over the remaining term of the modified obligation payable.  During the three and six months ended January 31, 2012, approximately $59,000 and $76,000, respectively, was recognized as non-cash interest expense for amortization of the discount. As of January 31, 2012, the outstanding acquisition obligation was reduced by short-term and long-term discounts of approximately $138,000 and $15,000, respectively.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•$   250,000 - Upon the closing of the Asset Purchase Agreement

•$   100,000 - September 30, 2011

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

Pursuant to the terms of the Securities Purchase Agreement, each investor was issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issued to such investor.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  The Series B Warrants have an exercise price of $0.75 per share, are exercisable immediately upon issuance and expire on February 21, 2012.  The Series C Warrants have an exercise price of $1.20 per share, vest and are exercisable ratably commencing on the exercise of the Series B Warrants held by each investor and have a term of exercise equal to five years. The Series C Warrants also expire if the Series B Warrants expire unexercised.  On February 21, 2012, the Series B and Series C Warrants expired unexercised (see Note 13).

On June 24, 2011, in connection with the closing of the June Private Placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the Warrants issued in the June Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June Private Placement.  As of January 31, 2012 the Company was in compliance with the requirements set forth in the Registration Rights Agreement.

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

Derivative Liabilities

The Company accounted for the Series A and C Warrants in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that its Series A and Series C Warrants are ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series C Warrants that may result in an adjustment to the warrant exercise price.  The estimated fair values of the derivative liabilities at January 31, 2012 are $2,270,934.

On the Closing Date, the derivative liabilities were recorded at an estimated fair value of $3,808,590. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $3,000,000, no net amounts were allocated to the common stock. The $808,590 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the closing date. The Company has revalued the derivative liability as of January 31, 2012, and will continue to do so on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. On January 31, 2012, the total value of the derivative liabilities was $2,270,934.  The change in the estimated fair value of the derivative liabilities for the three and six months ended January 31, 2012 resulted in other expense and other income of $1,397,967 and $2,579,451, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of January 31, 2012 and July 31, 2012, using a Monte Carlo valuation model with the following assumptions:

	January 31, 2012	July 31, 2011
Closing price per share of common stock	0.76	0.93
Exercise price per share	1.20	1.20
Expected volatility	100.1%	91.6%
Risk-free interest rate	0.71%	1.35%
Dividend yield	—	—
Floor price	0.50	0.50
Remaining expected term of underlying securities (years)	4.40	4.90

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models, as well as the probability of the Series C Warrant conditional exercise feature.

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

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance, and are amortized over the service period of twelve months.  During the three and six months ended January 31, 2012, $83,000 and $166,000, respectively, was recorded as consulting expense for these shares.

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

On January 23, 2012, the Company entered into a placement agent agreement with Rodman & Renshaw, LLC, whereby Rodman & Renshaw, LLC has agreed to act as the exclusive placement agent in connection with a potential future offering of registered securities of the Company. The placement agent will not be purchasing the securities offered, if any, and will not be required to sell any specific number or dollar amount of units, but will assist the Company in a future offering, if any, on a “best efforts” basis. The placement agent agreement terminates within 15 months of the date of the agreement and further provides that the agreement may be terminated by the placement agent at any time upon ten days prior written notice, or by the Company at any time after the end of the term upon ten days written notice.  Neither the Company nor the placement agent are under any obligation to the consummate an offering, and an offering may not occur.

Upon the completion of an offering, if any, the Company would be obligated to pay the placement agent a placement fee equal to 6% of the aggregate gross proceeds from the sale of the common stock in the offering and a non-accountable expense allowance equal to 1% of the aggregate gross proceeds of the offering, if any. In addition to the cash fee, the Company has agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering. Rodman & Renshaw, LLC, and the Company have also agreed that the Company may also choose to pay up to 30% of the amount of the 6% placement agent cash fee and issue up to 30% of the 5% placement agent warrants directly to other broker-dealers acting as placement agents or financial advisors in the offering, if any. The placement agent warrants would have the same terms as the warrants, if any, issued to the purchasers in the offering, except that the exercise price shall be 125% of the public offering price per share and the expiration date shall be five years from the effective date of the registration statement covering the shares sold in the offering. The placement agent warrants would not have antidilution protections and would not be transferable for six months from the date of the closing of the offering.

At January 31, 2012 the Company had outstanding warrants to purchase 14,696,000 shares of common stock, with exercise prices ranging from $0.75 to $1.20.  These warrants expire at various times between February 2012 and September 2016.  At January 31, 2012, 6,456,000 of these warrants were classified as equity instruments.  The remaining warrants in the amount of 8,240,000 were recorded as derivative liabilities.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 9 — Stock-Based Compensation

In May 2011, the Company’s Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”), subject to stockholder approval.  The 2011 Plan authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock.  Under the Plan, incentive stock options and nonqualified stock options can be granted.  Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period specified in individual option agreements entered into with grantees, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.  The Company obtained stockholder approval of the 2011 Plan at its March 2, 2012 annual meeting of stockholders.

On September 27, 2011, the Company granted options to purchase 355,000 shares of the Company’s common stock to employees and options to purchase 100,000 shares of the Company’s common stock to one non-employee director under the 2011 Plan.  The options issued to employees have a ten-year term, vest annually in equal increments over three years and have an exercise price of $0.40.  The option issued to the director has a ten-year term, vests quarterly in equal increments over one year and has an exercise price of $0.40.

During the quarter ended January 31, 2012, the Company granted options to purchase 50,000 shares of the Company’s common stock to employees and options to purchase 410,000 shares of the Company’s common stock to consultants under the 2011 Plan.  The employee options have a ten-year term, vest annually in equal installments over three years and have an exercise price of $0.23.  The options issued to consultants have a ten year term, vest in accordance with the term of the consulting agreement, and have exercise prices ranging from $0.30 to $0.39.

We recognize compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended January 31, 2012 were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the three and six months ended January 31, 2012; Expected volatility, 85.96% - 91.65%, Risk-free interest rate, 0.96% - 2.08%, Expected forfeiture rate, 0.00%, Expected dividend yield, 0.00%, Expected term, 5.00 - 10.00 years.

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

Share-based compensation expense recorded in the Company’s consolidated statements of operations for the three and six months ended January 31, 2012 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $52,000 and $57,000, respectively.  Of this balance during the three and six months ended January 31, 2012, $18,000 and $21,000, respectively, was recorded to Research and Development, and $34,000 and $36,000, respectively, was recorded in General and Administrative in the Company’s consolidated statement of operations.

A summary of the stock option activity is as follows:

	Weighted-Average Exercise Price	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2011	—	—	$—
Granted	915,000	$0.36
Exercised	—	—
Forfeited / Cancelled	50,000	0.40
Balance at January 31, 2012	865,000	$0.35	$118

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.23 - 0.40	865,000	9.76	0.35	302,500	9.73	$0.37

The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2012 was $0.53 and $0.41, respectively.  As of January 31, 2012, there was approximately $296,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.39 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of January 31, 2012 and July 31, 2011, the Company recorded a full valuation allowance on its deferred tax assets.

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

Note 13—Subsequent Events

On February 21, 2012, the Series B and Series C Warrants to purchase an aggregate of 8,000,000 shares of the Company’s common stock issued in the June Private Placement expired unexercised.

On March 2, 2012, the Company’s stockholders approved the 2011 Plan at the Company’s annual meeting of stockholders.

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

On June 24, 2011, we sold in a private placement an aggregate of 4,000,000 shares of our common stock and three series of warrants (Series to purchase an aggregate of 12,000,000 shares of our common stock, for proceeds to us of $3.0 million (the “June Private Placement”).  We also issued warrants to purchase 240,000 shares of our common stock to the co-placement agents in the offering. After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2.79 million.

Pursuant to the terms of the Securities Purchase Agreement that we entered into with the purchasers in the June Private Placement, each purchaser was been issued a Series A Warrant, a Series B Warrant and a Series C Warrant, each to purchase up to a number of shares of our common stock equal to 100% of the shares issued to such purchaser pursuant to the Securities Purchase Agreement.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of five years.  On February 21, 2012, the Series B and Series C Warrants expired unexercised.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.

Critical Accounting Policies

Accounting for Long-Lived Assets / Intangible Assets

We assess the impairment of long-lived assets, consisting of property and equipment, and finite-lived intangible assets, whenever events or circumstances indicate that the carrying value may not be recoverable.  Examples of such circumstances include: (1) loss of legal ownership or title to an asset; (2) significant changes in our strategic business objectives and utilization of the assets; and (3) the impact of significant negative industry or economic trends.

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

Results of Operations for the Six Months Ended January 31, 2012 Compared to the Six Months Ended January 31, 2011

The unaudited consolidated financial data for the six months ended January 31, 2012 and January 31, 2011 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	January 31, 2012 ($)	January 31, 2011 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	1,023,993	—	1,023,993	100
General and administrative	1,350,574	6,796	1,343,778	**
Loss from operations	(2,374,567)	(6,796)	2,367,771	**
Other income (expense)
Interest expense — non-cash	(162,302)	—	162,302	100
Adjustments to fair value of derivative liabilities	2,579,451	—	2,579,451	100
Net income (loss) before income taxes	42,582	(6,796)	49,378	**
Income tax provision	2,400	—	2,400	100
Net income (loss)	40,182	(6,796)	46,978	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

Prior to our acquisition of certain assets of Inovio in March 2011, we did not engage in any research and development activities.  The $1,024,000 increase in research and development expenses for the six month period ended January 31, 2012 as compared to the six month period ended January 31, 2011 was mainly the result of salary and associated costs of $344,000, patent amortization of $334,000, contract labor and professional services of $219,000 and travel and related costs of $20,000.  We expect research and development to account for a significant portion of our total expenses in the future as we continue to focus on designing and developing our therapies.

General and Administrative

The $1,344,000 increase in general and administrative expenses for the six month period ended January 31, 2012 as compared to the six month period ended January 31, 2011 was primarily the result of legal costs of $122,000 and filing fees of $33,000 associated with the preparation and filing of our Registration Statement on Form S-1 and other periodic filings during that period, corporate communications costs of $248,000 consisting primarily of investor relation services as well as other general corporate matters and increased salary and associated costs of $403,000 resulting from the hiring of a new management team and staff beginning in March 2011.  In addition, during the six month period ended January 31, 2012 we incurred board and committee fees of $104,000, accounting and audit fees of $83,000 and travel and related costs of $78,000.

Other Income (Expense)

The $2,417,000 net increase in other income for the six month period ended January 31, 2012 as compared to the same period ended January 31, 2011 was due to the recording of other income of $2,579,000 as a result of the adjustment to fair value of the derivative liabilities as of January 31, 2012. In connection with the June Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, the Series A and Series C Warrants issued in connection with the June Private Placement, as well as the warrants issued to the co-placement agents, were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements, which may result in an adjustment to the warrant exercise price. We will continue to revalue the derivative liabilities on each subsequent balance sheet date until the securities to which the derivative liabilities relate are exercised or expire.  On February 21, 2012, the Series C Warrants expired unexercised.

Liquidity and Capital Resources

Working Capital

Our working capital as of January 31, 2012 and July 31, 2011 is summarized as follows:

	At January 31, 2012 ($)	At July 31, 2011 ($)
Current assets	716,307	2,901,593
Current liabilities	4,047,412	6,538,934
Working capital deficiency	(3,331,105)	(3,637,341)

Current Assets

The decrease in our current assets was primarily due to a decrease in cash from $2,458,000 as of July 31, 2011, to $456,000 as of January 31, 2012, as a result of cash used in operations during the period ended January 31, 2012.  As of January 31, 2012, our current assets included cash and cash equivalents of $456,242.

Current Liabilities

Current liabilities at January 31, 2012 decreased to $4,047,000 from $6,539,000 as of July 31, 2011. This decrease was primarily due to the decrease in fair value of the derivative liability of $2,579,000 recorded for the series A and Series C Warrants issued in connection with the June Private Placement, as more fully described in Note 7 to our consolidated financial statements.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the six month period ended January 31, 2012 was $1,881,000, as compared to $16,000 for period ended January 31, 2011.  This increase was related to costs of operations such as salary expense and associated costs, legal fees and professional fees, offset by a gain recorded for the fair value revaluation of the Company’s derivative liabilities, as more fully described above.

Cash Used in Investing Activities

Cash used in investing activities was $20,000 for the period ended January 31, 2012, and related to the purchase of property and equipment.  There was no investing activity during the six month period ended January 31, 2011.

Cash Provided by Financing Activities

Cash used in financing activities was $100,000 for the period ended January 31, 2012, and related to the scheduled payment to Inovio in connection with the Asset Purchase Agreement.  Cash provided by financing activities was $19,500 for the period ended January 31, 2011, and related to proceeds from a stockholder loan to fund operations.

Recent Financings

As described above, on March 18, 2011, in the March Private Placement, we issued 1,456,000 units at a price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consisted of one share of our common stock and one share purchase warrant entitling the warrant holder to purchase an additional share of our common stock at a price of $1.00 per share for a period of five years from closing.  We issued the units to three subscribers. We used $250,000 of the proceeds as the first payment to Inovio pursuant to the Asset Purchase Agreement and used the remaining funds for general working capital purposes.

As described above, on June 24, 2011, in the June Private Placement, we sold an aggregate of 4,000,000 shares of our common stock and issued three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of the our common stock, for proceeds to us of $3.0 million.  We paid fees and expenses of $210,000 to the co-placement agents and issued the co-placement agents warrants to purchase 240,000 shares of our common stock on terms substantially similar to the Series A Warrants.  After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2,790,000.  The Series A Warrants have an exercise price of $1.20 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years.  On February 21, 2012, the Series B and Series C Warrants expired unexercised.

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

As of January 31, 2012, we had cash and cash equivalents of $456,242.  We do not expect these funds to be sufficient to operate our business through July 31, 2012.  In addition to the funds raised in the March Private Placement and the June Private Placement, we will require additional financing to fund our planned operations, including commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.  We will also require additional financing to meet our obligations to Inovio under the Asset Purchase Agreement, which requires that we make the following payments:  (i) $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012; (ii) an additional payment of $500,000 on March 24, 2012, the first anniversary of the closing date; (iii) $500,000 September 24, 2012, eighteen months from the closing date; and (iv) $1,000,000 on March 24, 2013, the second anniversary of the closing date.  We do not have sufficient funds to make the required payments to Inovio, and if we are unable to obtain financing by March 24, 2012 or negotiate an amendment to the Asset Purchase Agreement, we will default on our obligations under the Asset Purchase Agreement.

If the investors and placement agents in the June Private Placement choose to exercise their remaining outstanding Series A Warrants in full on a cash basis, we would receive approximately $4.8 million.  However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain circumstances, or may choose to exercise only a portion of the warrants issued in the June Private Placement.  The exercise prices of the outstanding warrants currently exceed the current market price of our common stock on the OTC Bulletin Board.  As a result, we may never receive proceeds from the exercise of such warrants.  In addition, if we were to issue shares of our common stock at an effective price of less than $1.20 per share, then the exercise price of the Series A Warrants, as well as the warrants issued to the co-placement agents in the June Private Placement, would be reduced to equal the lower effective price per share, provided that the exercise price would not be reduced to less than $0.50 per share.

Although we have entered into a placement agent agreement with Rodman & Renshaw LLC (“Rodman”) for the potential sale of common stock and warrants, we and Rodman are under no obligation to consummate such an offering, and if an offering were to occur, we may not raise sufficient funds to continue to operate our business.  We currently do not have committed sources of financing and may not be able to obtain a financing, particularly if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks persist.  Additional financing may not be available to us when needed or, if available, may not be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we may be forced to delay or scale down some or all of our development activities or cease the operation of our business.

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

As further described elsewhere in this filing, in fiscal year 2011 we completed the acquisition of certain technology and related assets from Inovio.  With this acquisition, we are now focusing our efforts in the biomedical industry and abandoning our efforts in the online inventory services industry.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000, and will be mainly for payroll and related expenses, and product development expenditures.  As of January 31, 2012, we had cash and cash equivalents of $456,242.  During the six month period ended January 31, 2012, our cash outflow was approximately $2,000,000.  We will be required to make payments of $1,150,000 to Inovio by March 31, 2012.  In addition to these payments to Inovio, cash outflows for the period from January 31, 2012 through July 31, 2012 are expected to range between approximately $200,000 and $350,000 per month. We will owe Inovio additional payments during subsequent periods, as further described in Note 6 of our financial statements for the period ended January 31, 2012.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (being our principal executive officer) and our VP Finance and Controller (being our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of January 31, 2012, the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and our VP Finance and Controller concluded that, as of January 31, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended January 31, 2012 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

Starting March 2011, we began the process of planning and working towards implementation of remediation measures in response to the material weaknesses originally identified in prior annual and interim periods. As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses.  In some cases we have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of January 31, 2012:

1. Ineffective controls over period end financial disclosures and reporting processes.

To address the need to improve controls over period end financial disclosures and reporting processes, we plan to:

•Formally design and continue to implement a monthly and quarterly close process to ensure all necessary entries are recorded and all material account reconciliations are performed.

2. Inadequate segregation of duties.

To address the need to improve controls related to the inadequate segregation of duties, we plan to:

•Formally document and strengthen segregation of duties surrounding the preparation, review and posting of the monthly close process and journal entries; and

•Formally document and strengthen the segregation of duties surrounding the approval of payments to vendors and employees.

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

Changes in Internal Control Over Financial Reporting

During the quarter ended January 31, 2012, we have made progress in remediating some of the material weaknesses originally identified in prior annual and interim periods.  Below is a description of internal controls implemented as part of our remediation efforts for a material weakness identified in our most recent Annual Report on Form 10-K for the fiscal year ended July 31, 2011.

1. Ineffective controls over period end financial disclosures and reporting processes.

As of January 31, 2012, we have completed our evaluation of the actions taken to remediate the material weaknesses related to ineffective controls over period end financial disclosures and reporting processes.  In connection with the remediation process we performed the following:

•      Implemented a monthly and quarterly budget to actual analysis and review process.  Budget to actual results are reviewed monthly by senior management.  Results are reviewed quarterly by the Board of Directors or the Audit Committee of the Board of Directors.

•  Implemented a disclosure committee.  The disclosure committee is responsible for the review of our periodic financial statement filings to ensure completeness and accuracy.

Except for the remediation of the material weakness described above, there have been no changes in our internal control over financial reporting during the quarter ended January 31, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000.  As of January 31, 2012, we had cash and cash equivalents of $456,242.  During the six month period ended January 31, 2012, our cash outflow was approximately $2,000,000.  We will be required to make payments of $1,150,000 to Inovio by March 31, 2012.  In addition to these payments to Inovio, cash outflows for the period from January 31, 2012 through July 31, 2012 are expected to range between approximately $200,000 and $350,000 per month.  If we are not able to obtain additional financing prior to March 24, 2012, we will be unable to make the required payments to Inovio and may be forced to delay or scale down some or all of our development activities or cease the operation of our business.

Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future.  As further described elsewhere in this report, on June 24, 2011, we completed the June Private Placement.  However, we will require additional financing to fund our planned operations, including developing and commercializing the assets obtained under the Asset Purchase Agreement with Inovio, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we were to issue shares of our common stock at an effective price of less than $1.20 per share, then the exercise price of the Series A Warrants, as well as the warrants issued to the co-placement agents in the June Private Placement, would be reduced to equal the lower effective price per share, provided that the exercise price would not be reduced to less than $0.50 per share.  If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

We have not generated any revenue from operations since our incorporation. During the period ended January 31, 2012, our net income of $40,182 was due to a $2,579,451 adjustment to the fair value of certain derivative liabilities related to the June Private Placement. During the annual period ended July 31, 2011, we incurred a net loss of $3,758,817. From inception through January 31, 2012, we incurred an aggregate loss of $3,795,694. We expect that our operating expenses will increase substantially over the current fiscal annual period as we ramp-up our business. During the period ended January 31, 2012, our cash outflow was approximately $2,000,000.  We estimate our average monthly expenses from January 31, 2012 through the end of our fiscal year ending July 31, 2012 to range from approximately $200,000 to $350,000, including general and administrative expenses but excluding future acquisition costs and the cost of any future development activities. In addition, under the terms of the Asset Purchase Agreement, as amended, we are required to make payments of $1,150,000 to Inovio by March 31, 2012.  As of January 31, 2012, we had cash and cash equivalents of $456,242.

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

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of our proposed clinical trials are favorable, clinical trials for product candidates based on the OMS technology will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our planned Phase II clinical trials will be initiated or completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•obtaining clearance from the FDA or respective international regulatory equivalent to commence a clinical trial;

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

We expect to enter into agreements with third-party CROs to conduct our planned clinical trials and anticipate that we may enter into other such agreements in the future regarding any future product candidates. We rely heavily on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. We and our CROs are required to comply with the current FDA Code of Federal Regulations for Conducting Clinical Trials and International Conference for Harmonisation (ICH) guidelines for Good Clinical Practices (GCP).. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators, trial sites, laboratories, and any entity having to do with the completion of the study.. If we or our CROs fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA and similar foreign regulators may determine that our clinical trials are not compliant with GCP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

As of March 13, 2012, we have 56,856,000 outstanding shares of common stock.  If the Series A Warrants issued in the June Private Placement are exercised, based on the number of shares outstanding on March 13, 2012, we would have 61,096,000 outstanding shares of common stock.  These warrant holders may exercise their warrants at their own discretion and at any time in accordance with the terms of such warrants until their expiration.  The holders of shares of our common stock that are freely transferable have the right to sell their shares at their own discretion and at any time, and such sales are outside of our control.  If such stockholders choose to sell substantial amounts of our common stock within a short period of time, the market price of our common stock could be adversely affected.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Bylaws (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

10.1

Placement Agent Agreement, dated January 23, 2012, by and between OncoSec Medical Incorporated and Rodman & Renshaw LLP (incorporated by reference to our Registration Statement on Form S-1 filed on January 24, 2012 File No. 333-179146).

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

*In accordance with Regulation S-T, the XBRL-related information in Exhibit 101 to this Quarterly Report on Form 10-Q shall be deemed to be “furnished” and not “filed.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON
By: Punit Dhillon
(Principal Executive Officer)

Dated: March 16, 2012

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer)

Dated: March 16, 2012