Form 10-Q
period 2012-04-30
ONCOSEC MEDICAL Inc
filed 2012-06-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

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

87,856,000 shares of the registrant’s common stock were issued and outstanding as of June 14, 2012.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2012

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2012 and July 31, 2011

	(unaudited) April 30, 2012	July 31, 2011
Assets
Current assets
Cash and cash equivalents	$6,569,626	$2,457,693
Prepaid expenses	128,732	427,961
Other current assets	18,789	15,939
Total Current Assets	6,717,147	2,901,593
Property and equipment, net	56,102	57,298
Intangible assets, net	2,033,029	2,715,167
Total Assets	$8,806,278	$5,674,058

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$370,023	$369,175
Accrued compensation	258,416	67,774
Accrued income taxes	3,200	1,600
Derivative liabilities	—	4,850,385
Acquisition obligation, current	1,399,223	1,250,000
Total Current Liabilities	2,030,862	6,538,934
Acquisition obligation, net of current portion	967,176	1,500,000
Total Liabilities	2,998,038	8,038,934

Stockholders’ Equity (Deficit)
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—87,856,000 and 56,856,000 common shares as of April 30, 2012 and July 31, 2011, respectively	8,786	5,686
Additional paid-in capital	5,382,081	1,033,333
Warrants issued and outstanding — 42,246,000 and 13,696,000 units as of April 30, 2012 and July 31, 2011, respectively	5,024,640	431,981
Deficit accumulated during the development stage	(4,607,267)	(3,835,876)
Total Stockholders’ Equity (Deficit)	5,808,240	(2,364,876)
Total Liabilities and Stockholders’ Equity (Deficit)	$8,806,278	$5,674,058

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended April 30, 2012	Three Months Ended April 30, 2011	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from Inception (February 8, 2008) to April 30, 2012
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	701,201	216,658	1,725,194	216,658	2,409,865
General and administrative	887,648	279,751	2,238,222	286,547	3,317,084
Loss from operations	(1,588,849)	(496,409)	(3,963,416)	(503,205)	(5,726,949)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	1,613,329	—	4,192,781	—	3,150,985
Loss on extinguishment of debt	(761,492)		(761,492)		(761,492)
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	(74,562)	—	(236,864)	—	(236,864)
Interest expense	—	(1,400)	—	(1,400)	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net income (loss) before income taxes	(811,574)	(497,809)	(768,991)	(504,605)	(4,603,267)
Provision for income taxes	—	1,600	2,400	1,600	4,000
Net income (loss)	$(811,574)	(499,409)	$(771,391)	$(506,205)	$(4,607,267)
Basic net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)
Weighted average shares used in computing basic net income (loss) per common share	68,222,667	61,611,326	60,589,577	66,240,762
Weighted average shares used in computing diluted net income (loss) per common share	68,222,667	61,611,326	60,589,577	66,240,762

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to April 30, 2012

	Common Stock (1)		Additional Paid In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants - Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	121,292	—	—	—	121,292
Net loss	—	—	—	—	—	(771,391)	(771,391)
Balance, April 30, 2012	87,856,000	$8,786	$5,382,081	42,246,000	$5,024,640	$(4,607,267)	$5,808,240

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended April 30, 2012	Nine Months Ended April 30, 2011	Period from Inception (February 8, 2008) to April 30, 2012
Operating activities
Net income (loss)	$(771,391)	$(506,205)	$(4,607,267)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	532,828	62,642	783,650
Write-down of supplies inventory	—	38,000	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	761,492	—	761,492
(Gain) loss on adjustment to fair value of derivative liabilities	(4,192,781)	—	(3,150,985)
Non-cash interest expense	236,864	—	236,864
Share-based compensation	121,292	—	121,292
Amortization of common stock issued for services	249,000	—	332,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	50,229	(83,816)	(128,732)
(Increase) decrease in other current assets	(2,849)	(9,444)	(18,792)
(Decrease) increase in accounts payable and accrued liabilities	848	144,836	370,024
(Decrease) increase in accrued compensation	190,642	85,149	258,416
(Decrease) increase in accrued income taxes	1,600	1,600	3,200
Net cash (used in) provided by operating activities	(2,822,226)	(267,238)	(4,183,248)
Investing activities
Purchases of property and equipment	(23,341)	(17,736)	(93,626)
Investment in intangible assets	—	(250,000)	(250,000)
Net cash (used) provided by in investing activities	(23,341)	(267,736)	(343,626)
Financing activities
Proceeds from issuance of common stock and warrants	7,750,000	1,092,000	11,889,000
Payment of financing and offering costs	(542,500)	—	(542,500)
Payment of amounts due under acquisition obligation	(250,000)	—	(250,000)
Proceeds from amounts due to stockholder	—	139,500	153,867
Repayment of amounts due to stockholder	—	(153,867)	(153,867)
Net cash (used in) provided by financing activities	6,957,500	1,077,633	11,096,500
Net increase (decrease) in cash and cash equivalents	4,111,933	542,659	6,569,626
Cash and cash equivalents, at beginning of period	2,457,693	237	—
Cash and cash equivalents, at end of period	$6,569,626	$542,896	$6,569,626

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$1,400	$1,357
Income taxes	$800	$—	$800

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in conjunction with financing	$276,980		$276,980
Acquisition obligation of asset purchase agreement	$—	$2,750,000	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$483,139	$—	$483,139

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions.  On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and changed its name to OncoSec Medical Incorporated.  On March 24, 2011, the Company completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of various cancers.  With this acquisition, the Company re-focused its efforts in the biomedical industry and abandoned its efforts in the online inventory services industry.  Prior to the acquisition of the assets from Inovio, the Company had been inactive since March 2010 and had no continuing operations other than those of a company seeking a business opportunity.  The Company has not produced any revenues from its newly acquired assets and is considered a development stage company.

The accompanying consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated (“OncoSec Medical Therapeutics”), which was acquired on June 3, 2011 for a total purchase price of $1,000.  OncoSec Medical Therapeutics was incorporated in Delaware on July 2, 2010.  There have been no significant transactions related to this subsidiary since its inception.  All significant intercompany transactions and balances have been eliminated at consolidation.

Certain reclassifications have been made to the prior interim period consolidated financial statements, including the aggregation of certain operating expenses into the classification of general and administrative expenses, to conform to the presentation used for the interim periods ended April 30, 2012.  The reclassifications had no effect on previously reported net losses.

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

Total depreciation expense recorded for the three and nine months ended April 30, 2012 was approximately $8,400 and $24,500, respectively. Total depreciation expense for the three and nine months ended April 30, 2011 was approximately $1,000.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The Company did not include shares underlying stock options and warrants outstanding of 2,035,000 and 42,246,000, respectively, in the computation of net income (loss) per share for the three and nine months ended April 30, 2012, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees have been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the three and nine months ended April 30, 2012, the Company recorded approximately $8,000 in research and development expense and $25,000 in general and administrative expense for stock options granted to non-employees.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net income (loss) from operations for the three and nine months ended April 30, 2012 and 2011, or for the period from inception through April 30, 2012.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04. This newly issued accounting standard clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs. This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05. This newly issued accounting standard (1) eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity; (2) requires the consecutive presentation of the statement of net income and other comprehensive income; and (3) requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income to net income. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income nor do the amendments affect how earnings per share is calculated or presented. This guidance is required to be applied retrospectively and is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12.  This accounting standard amends certain pending paragraphs in ASU 2011-05. The amendments are being made to allow a company’s board of directors time to re-deliberate whether to present on the face of the financial statements the effects of reclassifications out of accumulated other comprehensive income on the components of net income and other comprehensive income for all periods presented.  This guidance is effective on a prospective basis for annual and interim reporting periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on the Company’s financial position or results of operations.

Note 3—Cash and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of April 30, 2012 and July 31, 2011, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $4,607,267 as of April 30, 2012.

The Company will require additional financing to fund its planned operations, including research and development, its ongoing clinical trials and commercialization of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 5) and making of scheduled payments to Inovio under the acquisition obligation (as further described in Note 6).  In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financings.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business.  There is substantial doubt about the Company’s ability to continue as a going concern as the continuation of the Company’s business is dependent upon obtaining additional financing and the continued support of its stockholders to aid in financing operations.  The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

On February 21, 2012, Series C Warrants to purchase an aggregate of 4,000,000 shares of the Company’s stock expired unexercised.  On March 28, 2012, the Series A Warrants were reclassified to equity, following the reset of the exercise price to the base floor price of $0.50 per warrant share and an evaluation of the instrument’s settlement provisions which were determined to be fixed-for-fixed (see Note 7).  As a result, at April 30, 2012, there were no derivative liabilities recorded on the Company’s consolidated balance sheet.

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

The following table presents the activity for liabilities measured at estimated fair value using unobservable inputs for the nine months ended April 30, 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Warrant Derivative Liability
Beginning balance at July 31, 2011	$4,850,385

Issuances	—

Adjustments to estimated fair value	(4,192,781)

Re-classification of fair value to equity (see Note 7)	(657,604)

Ending balance at April 30, 2012	$—

During the three months ended April 30, 2012, the estimated fair value of derivative liabilities decreased by $1,613,329. During the nine months ended April 30, 2012, the estimated fair value of derivative liabilities decreased by $4,192,781.  These amounts were recorded as other income during the three and nine months ended April 30, 2012.

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology (now referred to as the OncoSec Medical System, or OMS), including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company is obligated to pay Inovio $3,000,000 in scheduled payments over the period of two years from the closing date of the Asset Purchase Agreement and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011.

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

Patents are stated net of accumulated amortization of approximately $755,000 and $247,000 as of April 30, 2012 and July 31, 2011, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and nine months ended April 30, 2012 was approximately $174,000 and $508,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three and nine months ended April 30, 2012, no impairment was recorded.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).  The First Amendment modified the payment of $750,000 due to Inovio by September 24, 2011, requiring the Company to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by the Company of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  On March 24, 2012, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”).  The Second Amendment further modified the payment terms for the $1,150,000 scheduled payments due to Inovio in March 2012 by requiring the Company to make a payment of $150,000 on March 31, 2012, with the remaining $1,000,000 to be paid to Inovio on December 31, 2013.  In consideration for the First Amendment, the Company issued to Inovio a warrant to purchase 1,000,000 shares of common stock (see Note 8).  In consideration for the Second Amendment, the Company issued to Inovio a warrant to purchase 3,000,000 shares of our common stock (see Note 8).

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the First and Second Amendments to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011 and $145,000 as of March 24, 2012.  The increase in imputed interest as of the date of the Second Amendment was primarily due to the extended payment terms.  Non-cash interest expense recognized during the three and nine months ended April 30, 2012, was approximately $35,000 and $121,000, respectively.   As of April 30, 2012, the outstanding acquisition obligation was reduced by short-term and long-term imputed interest discounts of approximately $101,000 and $33,000, respectively.

The Company evaluated both amendments in accordance with ASC 470-50.  The Company determined the modification of the terms upon entry into the First Amendment to the Asset Purchase Agreement on September 28, 2011, was not considered substantial as of that date.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment were recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable, starting September 28, 2011.  On March 24, 2012, the Company entered into the Second Amendment.  In accordance with the guidance, the Company evaluated the cumulative impact of both amendments and determined the modification of the terms of the Asset Purchase Agreement as a result of the Second Amendment was considered substantial.  The Company recorded the difference between the re-acquisition price and carrying value of the debt as of the modification date of March 24, 2012 as a loss on debt extinguishment of $761,492.  The loss on debt extinguishment recorded resulted in the write-off of the unamortized portion of the discount to the debt obligation initially recorded upon entry into the First Amendment in the amount of approximately $113,000 as of March 24, 2012.  As of March 24, 2012, the acquisition obligation’s fair value was $2,504,178.

During the three and nine months ended April 30, 2012, approximately $39,000 and $115,000, respectively, was recognized as non-cash interest expense for amortization of the discount.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•$   250,000 - Upon the closing of the Asset Purchase Agreement

•$   100,000 - September 30, 2011

•$   150,000 - March 31, 2012

•$   500,000 - September 24, 2012

•$ 1,000,000 - March 24, 2013

•$ 1,000,000 - December 31, 2013

On March 24, 2011, September 30, 2011 and March 30, 2012, the Company made payments of $250,000, $100,000 and $150,000, respectively, to Inovio.

Note 7—Private Placements and Public Offering

March 2011 Private Placement

On March 18, 2011, the Company closed a private placement whereby it issued 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000.  Each unit consists of one share of common stock and one share purchase warrant entitling the holder to acquire one share of common stock at a price of $1.00 per share for a period of five years from the closing of the private placement.  The fair value of the warrants, based on their fair value relative to the common stock issued, was $431,981 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 89.68%, and a risk-free interest rate of 2.11%).  The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  The Company completed an evaluation of the warrants issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet as the instrument’s settlement provisions were fixed-for-fixed.

June 2011 Private Placement

On June 24, 2011, the Company closed a private placement whereby it issued an aggregate of 4,000,000 shares of the Company’s Common Stock at a purchase price of $0.75 per share, and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, (collectively, the “Warrants”), to purchase an aggregate of 12,000,000 shares of the Company’s Common Stock, for proceeds to the Company of $3.0 million (the “June Private Placement”).  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the Warrants in the June Private Placement were approximately $2.79 million.

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

On June 24, 2011, in connection with the closing of the June Private Placement, the Company and the Purchasers entered into a Registration Rights Agreement (the “Registration Rights Agreement”), pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the Warrants issued in the June Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the Registration Rights Agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June Private Placement.  As of April 30, 2012 the Company was in compliance with the requirements set forth in the Registration Rights Agreement.

In addition, pursuant to the terms of a placement agent agreement entered into with the lead placement agent on June 1, 2011 and amended on June 21, 2011, the Company agreed to pay the lead placement agent and the co-placement agent fees equal to 6% of the aggregate gross proceeds raised in the private placement of $180,000 and reimbursement to the lead placement agent for certain expenses in the amount of $30,000.  The total cash fees of $210,000 paid to the placement agents were recorded as a period expense as of the closing date.  In connection with the agreement, the Company also issued to the placement agents Series A Warrants to purchase 6% of the aggregate common stock issued in the June Private Placement, or 240,000 shares of common stock.

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

Derivative Liabilities

The Company accounted for the Series A and C Warrants in accordance with accounting guidance for derivatives. The accounting guidance provides a two-step model to be applied in determining whether a financial instrument is indexed to an entity’s own stock that would qualify such financial instruments for a scope exception. This scope exception specifies that a contract that would otherwise meet the definition of a derivative financial instrument would not be considered as such if the contract is both (i) indexed to the entity’s own stock and (ii) classified in the stockholders’ equity section of the balance sheet. The Company determined that its Series A and Series C Warrants were ineligible for equity classification as a result of the anti-dilution provisions in the Series A and Series C Warrants that may result in an adjustment to the warrant exercise price.

On the closing date of the June Private Placement, the derivative liabilities were recorded at an estimated fair value of $3,808,590. Given that the fair value of the derivative liabilities exceeded the total proceeds of the private placement of $3,000,000, no net amounts were allocated to the common stock. The $808,590 amount by which the recorded liabilities exceeded the proceeds was charged to other expense at the closing date. The Company revalued the derivative liability as of each subsequent balance sheet date, with any changes in the fair value between reporting periods recorded as other income or expense.

On March 28, 2012, the anti-dilution provisions of the Series A Warrants were triggered upon the closing of the Company’s March 2012 registered public offering,  which resulted in the reset of the exercise price of the Series A Warrants to the base floor price of $0.50.  The fair value of the derivative liabilities as of March 28, 2012 was $657,604.  The reset of the exercise price to the base floor price caused the anti-dilution provisions to become void as of March 28, 2012 and for future periods.  As a result, on March 28, 2012, the Series A Warrants were reclassified as equity within the Company’s consolidated financial statements, at a fair value of $657,604.

The change in the estimated fair value of the Series A Warrants during the period of derivative liability classification resulted in other income of $1,613,329 and $4,192,781 for the three and nine months ended April 30, 2012, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of March 28, 2012 and July 31, 2011, using a Monte Carlo valuation model with the following assumptions:

	March 28, 2012	July 31, 2011
Closing price per share of common stock	0.22	0.93
Exercise price per share	0.50	1.20
Expected volatility	125.0%	91.6%
Risk-free interest rate	1.05%	1.35%
Dividend yield	—	—
Floor price	0.50	0.50
Remaining expected term of underlying securities (years)	4.24	4.90

In addition, as of the valuation dates, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models.  The probability of the Series C Warrant conditional exercise feature was also assessed for the fair values derived as of July 31, 2011.

March 2012 Public Offering

On March 28, 2012, the Company closed its registered public offering of an aggregate of 31,000,000 shares of the Company’s Common Stock and warrants to purchase an aggregate of 31,000,000 shares of Common Stock at a purchase price of $0.25 per unit, for gross proceeds to the Company of $7.75 million (the “Public Offering”).  On March 23, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the Common Stock and warrants in the Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the Public Offering were approximately $7.2 million.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s Common Stock equal to 100% of the shares issued to such purchaser in the Public Offering.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants, or March 28, 2017.

Pursuant to a Placement Agent Agreement dated January 23, 2012 by and between the Company and Rodman & Renshaw, LLC (“Rodman”), as subsequently amended on March 12, 2012 (as amended, the “Placement Agent Agreement”), Rodman agreed to act as the Company’s placement agent in connection with the Public Offering.  Under the Placement Agent Agreement, the Company agreed to pay Rodman a cash fee equal to 6% of the gross proceeds of the Public Offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the Public Offering.   In addition, the Company agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of Common Stock sold in the Public Offering, or warrants to purchase 1,550,000 shares of the Company’s Common Stock (the “Placement Agent Warrants”).  As permitted under the Placement Agent Agreement, the Company elected to pay 30% of the 5% Placement Agent Warrants directly to Roth Capital Partners, LLC (“Roth”), who acted as financial advisors in the Public Offering, and as a result issued to Rodman a Placement Agent Warrant to purchase 1,085,000 shares of Common Stock and issued to Roth a Placement Agent Warrant to purchase 465,000 shares of Common Stock.  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the Public Offering, except that such warrants have an exercise price of $0.3125 and shall expire on March 23, 2017.   The fair value of the Placement Agent Warrants was $276,980 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.05%), and was recorded as an offering cost.  The Placement Agent Warrants and the shares of the Company’s Common Stock underlying the Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended.

The fair value of the warrants issued in connection with the Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $3,206,486 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.05%).  The Company completed an evaluation of all of the warrants issued in connection with this Public Offering and determined the warrants should be classified as equity within the consolidated balance sheet.

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

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance, and are amortized over the service period of twelve months.  During the three and nine months ended April 30, 2012, $83,000 and $249,000, respectively, was recorded as consulting expense for these shares.

On September 28, 2011, in consideration for the First Amendment entered into with Inovio, the Company issued to Inovio a warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 6).  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  The Company completed an evaluation of the warrant issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet. The fair value of the warrant is $228,509 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 87.62%, and a risk-free interest rate of 0.96%).  In accordance with the guidance, the fair value of the warrants was recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable (see Note 6).

On March 24, 2012, in consideration for the Second Amendment entered into with Inovio, the Company issued to Inovio a warrant to purchase 3,000,000 shares of the Company’s common stock (see Note 6).  The warrant has an exercise price of $1.00 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  The Company completed an evaluation of the warrant issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet. The fair value of the warrant is $729,602 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.04%).  In accordance with the applicable guidance, the fair value of the warrants will be recorded as part of the loss on debt extinguishment as of the issuance date (see Note 6).

At April 30, 2012 the Company had outstanding warrants to purchase 42,246,000 shares of common stock, with exercise prices ranging from $0.50 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between June 2016 and March 2017.

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

During the quarter ended October 31, 2011, the Company granted options to purchase 355,000 shares of the Company’s common stock to employees and options to purchase 100,000 shares of the Company’s common stock to one non-employee director under the 2011 Plan.  The options issued to employees have a ten-year term, vest annually in equal increments over three years and have an exercise price of $0.40.  The option issued to the director has a ten-year term, vests quarterly in equal increments over one year and has an exercise price of $0.40.

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

During the quarter ended April 30, 2012, the Company granted options to purchase 895,000 shares of the Company’s common stock to employees and options to purchase 300,000 shares of the Company’s common stock to directors under the 2011 Plan.  The employee options have a ten-year term, vest annually in equal installments over three years and have an exercise price of $0.21.  The options issued to directors have a ten year term, vest quarterly in equal installments over one year and have exercise price of $0.21.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine months ended April 30, 2012 were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.  The following assumptions were used to calculate the fair value of share based compensation for the three and nine months ended April 30, 2012: Expected volatility, 85.96% - 125.0%; Risk-free interest rate, 0.82% - 2.08%; Expected forfeiture rate, 0.00%; Expected dividend yield, 0.00%; Expected term, 5.00 - 10.00 years.

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option.  The Company exited shell status on March 24, 2011.  In situations where a newly public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available.  In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities.  The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company.

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

The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award.  For the purposes of estimating the fair value of stock option awards, the risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield.  The Company has never paid any dividends on its common stock and does not anticipate paying dividends on our common stock in the foreseeable future.

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

Share-based compensation expense recorded in the Company’s consolidated statements of operations for the three and nine months ended April 30, 2012 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $65,000 and $121,000, respectively.  Of this balance during the three and nine months ended April 30, 2012, $17,000 and $37,000, respectively, was recorded to research and development, and $48,000 and $84,000, respectively, was recorded in general and administrative in the Company’s consolidated statement of operations.

A summary of the stock option activity is as follows:

	Weighted-Average Exercise Price	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2011	—	—	$—
Granted	2,110,000	$0.27
Exercised	—	—
Forfeited / Cancelled	75,000	0.40
Balance at April 30, 2012	2,035,000	$0.27	$—

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.21 - 0.40	2,035,000	9.80	0.27	748,333	9.75	$0.28

The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2012 was $0.17 and $0.19, respectively.  As of April 30, 2012, there was approximately $260,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 2.30 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of April 30, 2012 and July 31, 2011, the Company recorded a full valuation allowance on its deferred tax assets.

Note 11—Commitments and Contingencies

On May 12, 2011, the Company entered into a one-year lease agreement for office space.  The lease runs through May 30, 2012, with a base annual rent of $42,000.

On May 18, 2011, the Company entered into Employment Agreements with a term of five years with its President and Chief Executive Officer, its Chief Business Officer and its VP Finance and Controller (the “Officers”). Under the terms of the agreements, if any of the Officers are terminated other than for cause, death or disability, or if the case of termination of employment with the Company for good reason, the Officers are entitled to receive (i) severance payments equal to between six and twenty four months of base salary, (ii) a pro rata percentage of the annual bonus received the prior fiscal year and (iii) payment of health benefits for a period between six and twenty four months, conditioned on the execution of a release.  In addition, in the event of a change in control of the Company, the agreements provide for the acceleration of vesting of any unvested stock options outstanding.  Effective April 26, 2012, as a result of the termination of employment of the Company’s Chief Business Officer and his execution of a release, the Company recorded a severance liability of $220,000 in accordance with the terms of the Employment Agreement and the separation release.

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

The Company’s Chairman of the Board of Directors is also a Director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the First and Second Amendments (and related warrants) disclosed in Notes 6 and 8, while performing his duties as Executive Chairman of Inovio.

Note 13—Subsequent Events

On June 1, 2012, the Company entered into an amendment to its lease agreement for office space at its current location.  The lease amendment extends the lease term for a period of seven months commencing on June 1, 2012, through December 31, 2012.  The amendment also increases the base monthly rent to approximately $10,000.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2011, our subsequent quarterly reports on Form 10-Q and our subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Asset Purchase Agreement

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

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We are required to pay Inovio $3,000,000 in scheduled payments over a period of two years from the closing date and a royalty on any commercial product sales related to the OMS technology.  We made our first payment upon closing of the acquisition under the Asset Purchase Agreement, using proceeds received in the March Private Placement described below.  On September 28, 2011, we entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).  The First Amendment modified the payment terms of the $750,000 due to Inovio by September 24, 2011, instead requiring us to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio at the earlier of (a) 30 days following the receipt by us of aggregate net proceeds of more than $5,000,000 from one or more financings occurring on or after September 30, 2011, or (b) March 31, 2012.  On March 24, 2012, we entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”).  The Second Amendment further modified the payment terms for the $1,150,000 scheduled payments due to Inovio in March 2012 by requiring us to make a payment of $150,000 on March 31, 2012, with the remaining $1,000,000 to be paid to Inovio on December 31, 2013.

In consideration for the First Amendment we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share.  In consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share.  Each of the warrants was exercisable immediately upon issuance and has an exercise term of five years.  Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within the consolidated balance sheet.

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

Following the acquisition of the OMS technology assets from Inovio, we relocated our principal office to San Diego, California.  Our business is now focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors that have unmet medical needs or where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to deliver either an approved chemotherapeutic agent (“OMS ElectroChemotherapy”), or a DNA plasmid construct that encodes for a cytokine (“OMS ElectroImmunotherapy”) to treat solid tumors.  OMS ElectroChemotherapy and OMS ElectroImmunotherapy specifically target destruction of cancerous cells and not healthy normal tissues.  Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  Currently we have three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.

Private Placements

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

Public Offering

On March 28, 2012, we completed a registered public offering of an aggregate of 31,000,000 shares of common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock at a purchase price of $0.25 per unit, for gross proceeds of $7.75 million (the “Public Offering”).  After deducting for fees and expenses, the aggregate net proceeds from the Public Offering were approximately $7.2 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants.

Pursuant to a Placement Agent Agreement dated January 23, 2012 by and between the Company and Rodman & Renshaw, LLC (“Rodman”), as subsequently amended on March 12, 2012 (as amended, the “Placement Agent Agreement”), Rodman agreed to act as our placement agent in connection with the Public Offering.  Under the Placement Agent Agreement, we agreed to pay the placement agent a cash fee equal to 6% of the gross proceeds of the Offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the Offering.  In addition, we agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the Public Offering, or warrants to purchase 1,550,000 shares of common stock (the “Placement Agent Warrants”).  As permitted under the Placement Agent Agreement, we elected to pay 30% of the 5% Placement Agent Warrants directly to Roth Capital Partner, LLC (“Roth”), who acted as our financial advisor in the Public Offering, and as a result issued a warrant to purchase 1,085,000 shares of common stock to Rodman and a warrant to purchase 465,000 shares of common stock to Roth.  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the Public Offering, except that such warrants have an exercise price of $0.3125 and expire on March 23, 2017.  The Placement Agent Warrants and the shares of common stock underlying the Placement Agent Warrants have not been registered.  We completed an evaluation of all of the warrants issued in connection with the Public Offering and determined the warrants should be classified as equity within the consolidated balance sheet.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business, progress with our ongoing Phase II clinical trials, and make payments to Inovio under the Asset Purchase Agreement.

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

Results of Operations for the Nine Months Ended April 30, 2012 Compared to the Nine Months Ended April 30, 2011

The unaudited consolidated financial data for the nine months ended April 30, 2012 and April 30, 2011 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	April 30, 2012 ($)	April 30, 2011 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	1,725,194	216,658	1,508,536	**
General and administrative	2,238,222	286,547	1,951,675	**
Loss from operations	(3,963,416)	(503,205)	3,460,211	**
Other income (expense)
Interest expense	—	(1,400)	(1,400)	100
Interest expense — non-cash	(236,864)	—	236,864	100
Loss on extinguishment of debt	(761,492)		761,492	100
Adjustments to fair value of derivative liabilities	4,192,781	—	4,192,781	100
Net income (loss) before income taxes	(768,991)	(504,605)	264,386	52
Income tax provision	2,400	1,600	800	50
Net income (loss)	(771,391)	(506,205)	265,186	53

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

Prior to our acquisition of certain assets of Inovio in March 2011, we did not engage in any research and development activities.  The $1,509,000 increase in research and development expenses for the nine month period ended April 30, 2012 as compared to the nine month period ended April 30, 2011 was mainly the result of salary and associated costs of $601,000, patent amortization of $508,000, contract labor and professional services of $294,000 and travel and related costs of $31,000.  We expect research and development to account for a significant portion of our total expenses in the future as we continue to focus on designing and developing our therapies.

General and Administrative

The $1,952,000 increase in general and administrative expenses for the nine month period ended April 30, 2012 as compared to the nine month period ended April 30, 2011 was primarily the result of legal costs of $236,000 and filing fees of $40,000 associated with the June Private Placement and the Public Offering, including the preparation and filing of our Registration Statements on Form S-1, as well as other periodic filings during that period, corporate communications costs of $387,000 consisting primarily of investor relation services as well as other general corporate matters and increased salary and associated costs of $725,000 resulting from the hiring of a new management team and staff beginning in March 2011.  In addition, during the nine-month period ended April 30, 2012 we incurred board and committee fees of $158,000, accounting and audit fees of $108,000 and travel and related costs of $134,000.

Other Income (Expense)

The $3,193,000 net increase in other income for the nine month period ended April 30, 2012 as compared to the same period ended April 30, 2011 was due primarily to the recording of other income of $4,193,000 as a result of the adjustment to fair value of the derivative liabilities through March 28, 2012. In connection with the June Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, the Series A and Series C Warrants issued in connection with the June Private Placement, as well as the warrants issued to the co-placement agents, were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements, which may result in an adjustment to the warrant exercise price. On February 21, 2012, the Series C Warrants expired unexercised.  On March 28, 2012, the anti-dilution provisions of the Series A Warrants were triggered and the exercise price of the warrants reset to $0.50.  Effective March 28, 2012 the Series A Warrants qualified for equity classification and ceased to be classified as derivative liabilities.  In addition, during the period ended April 30, 2012, we recorded a loss on extinguishment of debt of $761,000 as a result of the modification of the payment terms from the Second Amendment to the Asset Purchase Agreement with Inovio, as more fully described in Note 6 to our consolidated financial statements.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2012 and July 31, 2011 is summarized as follows:

	At April 30, 2012 ($)	At July 31, 2011 ($)
Current assets	6,717,147	2,901,593
Current liabilities	2,030,862	6,538,934
Working capital (deficiency)	4,686,285	(3,637,341)

Current Assets

The increase in our current assets was primarily due to an increase in cash from $2,458,000 as of July 31, 2011, to $6,570,000 as of April 30, 2012, as a result of approximately $7.2 million of cash received from our Public Offering, offset by cash used in operations during the period ended April 30, 2012.  As of April 30, 2012, our current assets included cash and cash equivalents of $6,570,000.

Current Liabilities

Current liabilities at April 30, 2012 decreased to $2,031,000 from $6,539,000 as of July 31, 2011. This decrease was primarily due to the decrease in fair value of the derivative liability of $4,193,000 recorded for the Series A and Series C Warrants issued in connection with the June Private Placement, as more fully described above and in Note 7 to our consolidated financial statements.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine-month period ended April 30, 2012 was $2,822,000, as compared to $267,000 for the period ended April 30, 2011.  This increase was related to costs of operations such as salary expense and associated costs, legal fees and professional fees, offset by a gain recorded for the fair value revaluation of the Company’s derivative liabilities, as more fully described above.

Cash Used in Investing Activities

Cash used in investing activities for the nine-month period ended April 30, 2012 was $23,000, as compared to $268,000 for the period ended April 30, 2011.  This activity is related to the purchase of property and equipment and intangible assets.

Cash Provided by Financing Activities

Cash provided by financing activities was $6,957,500 for the period ended April 30, 2012, and primarily related to cash received from the Public Offering offset by scheduled payments to Inovio in connection with the Asset Purchase Agreement.  Cash provided by financing activities was $1,078,000 for the period ended April 30, 2011, and was primarily related to the March Private Placement , which resulted in proceeds of $1,092,000 in March 2011.

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

On June 24, 2011, in the June Private Placement, we sold an aggregate of 4,000,000 shares of our common stock and issued three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of the our common stock, for proceeds to us of $3.0 million.  We paid fees and expenses of $210,000 to the co-placement agents and issued the co-placement agents warrants to purchase 240,000 shares of our common stock on terms substantially similar to the Series A Warrants.  After deducting for fees and expenses, the aggregate net cash proceeds from the June Private Placement were approximately $2,790,000.  The Series A Warrants currently have an exercise price of $0.50 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years.  On February 21, 2012, the Series B and Series C Warrants expired unexercised.

On March 28, 2012, in the Public Offering, we sold an aggregate of 31,000,0000 units consistent of one share of our common stock and a warrant to purchase one share of our common stock at a purchase price of $0.25 per unit.  The warrants have an exercise price of $0.35 per share, were exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We paid fees and expenses of $542,500 and issued warrants to purchase 1,550,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and a financial advisor in the Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the Offering were approximately $7.2 million.

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

We estimate our operating expenses and working capital requirements for the full fiscal year ending July 31, 2012 to be as follows:

Expense	Amount
Product development	$2,000,000
Employee compensation	1,700,000
General and administration	600,000
Professional services fees	500,000
Total	$4,800,000

As of April 30, 2012, we had cash and cash equivalents of approximately $6,570,000.  We expect these funds to be sufficient to continue to operate our business through the remainder of our fiscal period ended July 31, 2012.  In addition to the funds raised in the March and June Private Placements and the March 2012 Public Offering, we will require additional financing to fund our planned operations beyond our fiscal period ended July 31, 2012, including the completion of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.  We will also require additional financing to meet our remaining obligation to Inovio under the Asset Purchase Agreement, which requires that we make the following payments:  (i) $500,000 September 24, 2012; (ii) $1,000,000 on March 24, 2013; and (iii) $1,000,000 December 31, 2013.

If the investors and placement agents in the June Private Placement and Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $2 million and $11 million, respectively.  However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued.  The exercise prices of the outstanding warrants currently exceed the current market price of our common stock on the OTC Bulletin Board.  As a result, we may never receive proceeds from the exercise of such warrants.

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

Going Concern

As of July 31, 2011, we had incurred a net loss of $3,835,876 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2011, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  As further discussed in Note 3 to the financial statements for the fiscal year ended July 31, 2011, during that fiscal year we incurred losses from operations, had negative working capital, and were in need of additional capital to grow our operations to become profitable.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to continue to pursue our business plan.

As further described elsewhere in this filing, in fiscal year 2011 we completed the acquisition of certain technology and related assets from Inovio.  With this acquisition, we are now focusing our efforts in the biomedical industry and abandoning our efforts in the online inventory services industry.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000, and will be mainly for payroll and related expenses, and product development expenditures.  As of April 30, 2012, we had cash and cash equivalents of approximately $6,570,000.  Cash outflows for the period from April 30, 2012 through July 31, 2012 are expected to range between approximately $350,000 and $450,000 per month.

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

As required by paragraph (b) of Rules 13a-15 or 15d-15 under the Exchange Act, our management, with the participation of our Chief Executive Officer (being our principal executive officer) and our VP Finance and Controller (being our principal financial officer) evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2012, the end of the period covered by this report.

Based on this evaluation, our Chief Executive Officer and our VP Finance and Controller concluded that, as of April 30, 2012, these disclosure controls and procedures were not effective to ensure that the information required to be disclosed by our company in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The conclusion that our disclosure controls and procedures were not effective was due to the presence of material weaknesses in internal control over financial reporting, as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as previously disclosed in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2011.  In light of the material weaknesses identified by management, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the interim period ended April 30, 2012 are fairly presented, in all material respects, in accordance with U.S. GAAP.

Description of Material Weaknesses and Management’s Remediation Initiatives

Starting March 2011, we began the process of planning and working towards implementation of remediation measures in response to the material weaknesses originally identified in prior annual and interim periods. As of the date of this report, our remediation efforts continue related to each of the material weaknesses and additional time and resources will be required in order to fully address these material weaknesses.  In some cases we have not been able to complete all actions necessary and test the remediated controls in a manner that would enable us to conclude that such controls are effective. We are committed to implementing the necessary controls to remediate the material weaknesses described below. These material weaknesses will not be considered remediated until (1) the new processes are designed, appropriately controlled and implemented for a sufficient period of time and (2) we have sufficient evidence that the new processes and related controls are operating effectively. The following is a list of the material weaknesses as of April 30, 2012:

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended April 30, 2012 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

We do not generate any cash from operations and must continue to raise funds in order to continue our planned operations in future fiscal periods.  We expect our cash requirements over the annual fiscal period ending July 31, 2012 to be approximately $4,800,000.  As of April 30, 2012, we had cash and cash equivalents of approximately $6,570,000.  Cash outflows for the period from April 30, 2012 through July 31, 2012 are expected to range between approximately $350,000 and $450,000 per month.

Since inception we have funded our operations primarily through equity and debt financings and we expect to continue to do so in the future.  As further described elsewhere in this report, on March 24, 2012, we completed the Public Offering.  We will continue to require additional financing to fund our planned operations, including our ongoing clinical trials, developing and commercializing the assets obtained under the Asset Purchase Agreement with Inovio, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future.

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

We may not be able to obtain additional financing if the volatile conditions in the capital and financial markets, and more particularly the market for early development stage biomedical company stocks, persist.  Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need in future periods, we will be unable to continue our operations, and our stockholders could lose their entire investment in our company.

We have never generated revenue from our operations and our independent auditors have expressed substantial doubt about our ability to continue as a going concern.

We have not generated any revenue from operations since our incorporation. During the period ended April 30, 2012, our net loss was $771,391.  During the annual period ended July 31, 2011, we incurred a net loss of $3,758,817. From inception through April 30, 2012, we incurred an aggregate loss of $4,607,267. We expect that our operating expenses will continue to increase substantially over the next fiscal annual period as we ramp-up our business.  We estimate our average monthly expenses from April 30, 2012 through the end of our fiscal year ending July 31, 2012 to range from approximately $350,000 to $450,000, including general and administrative expenses but excluding future acquisition costs and the cost of any future development activities. In addition, under the terms of the Asset Purchase Agreement, as amended, we are required to make the following payments to Inovio:  (i) $500,000 September 24, 2012; (ii) $1,000,000 on March 24, 2013; and (iii) $1,000,000 on December 31, 2013. As of April 30, 2012, we had cash and cash equivalents of approximately $6,570,000.

As of July 31, 2011, these circumstances raised substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2011, which are included in our annual report on Form 10-K for the fiscal year ended July 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on October 19, 2011. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosure describing the circumstances that lead to this disclosure by our independent auditors.

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

Additionally, although we have employment agreements with each of our executive officers, these agreements are terminable by them at will and we may not be able to retain their services. The loss of the services of members of our senior management team could delay or prevent the development and commercialization of any other product candidates and our business could be harmed to the extent that we are not able to find suitable replacements.

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

The United States Food and Drug Administration (the “FDA”) and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretations of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated three Phase II clinical trials to assess our OMS ElectroImmunotherapy technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.  If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues.  Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

We acquired our OMS technology from Inovio in March 2011.  In 2007, Inovio had been enrolling patients in two Phase III clinical studies designed to evaluate the use of the OMS technology as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck.  The studies were accruing North American and European patients with tumors in the anterior and posterior areas of the oral cavity.  The primary endpoint of these two Phase III trials was preservation of function status at four and eight months as measured by the Performance Status Scale (which assesses the ability of a patient to eat “normal” foods, speak understandably and eat in public).  On June 5, 2007, Inovio announced that it had stopped enrollment of these studies based on a recommendation from the trial’s independent data safety monitoring board (“DSMB”).  The DSMB expressed concern about the efficacy and serious adverse events, including higher mortality rates on the OMS technology arm of the study than on the surgery arm.  In the DSMB’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for this recurrent head and neck cancer study suggested an unfavorable benefit-to-risk profile for the OMS arm relative to the surgery arm.  The DSMB also noted that slow enrollment presented a possible challenge in meeting the patient enrollment goals of each of these two trials, but that, if timely enrollment could allow reaching the target of 400 patients in the combined trials, this would provide enhanced insights regarding the benefit-to-risk profile of the OMS treatment.  Without conducting further analysis, Inovio stopped enrollment and conducted its own interim analysis of the unaudited and unblinded data on the 212 patients enrolled to date.  These clinical trials were never reinitiated.  If we are unable to initiate or complete new Phase III or pivotal clinical studies, we will be unable to commercialize the OMS technology.

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

Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline.  These sales could also make it more difficult for us to raise additional capital through the sale of equity securities on commercially reasonable terms. From March 2011 through the date of this Report, we have issued an aggregate of 36,656,000 shares of common stock.  These shares, as well as the shares underlying warrants outstanding as of April 30, 2012, to purchase an aggregate of 42,246,000 shares of common stock, have either been issued or may be resold pursuant to an effective registration statement under the Securities Act of 1933 (the “Securities Act”), or may be resold under Rule 144 under the Securities Act.

As of June 14 2012, we have 87,856,000 outstanding shares of common stock.  If the purchasers of Series A Warrants issued in the June Private Placement and the warrants issued in our March 2012 Public Offering exercise their warrants, based on the number of shares outstanding on June 14, 2012, we would have 122,856,000 outstanding shares of common stock.  These warrant holders may exercise their warrants at their own discretion and at any time in accordance with the terms of such warrants until their expiration.  The holders of shares of our common stock that are freely transferable have the right to sell their shares at their own discretion and at any time, and such sales are outside of our control.  If such stockholders choose to sell substantial amounts of our common stock within a short period of time, the market price of our common stock could be adversely affected.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Registration Statement on Form 8-K, filed on March 29, 2012)

10.1

Placement Agent Agreement, dated January 23, 2012, by and between OncoSec Medical Incorporated and Rodman & Renshaw LLP (incorporated by reference to our Registration Statement on Form S-1 filed on January 24, 2012 File No. 333-179146).

10.2	Amendment Agreement to Placement Agent Agreement, dated March 12, 2012 (incorporated by reference to our Registration Statement on Form S-1/A, filed on March 12, 2012, File No. 333-179146).

10.3	Securities Purchase Agreement, dated March 23, 2012, by and among OncoSec Medical Incorporated and each purchaser (incorporated by reference to our Form 8-K filed on March 29, 2012)

10.4

Second Amendment to Asset Purchase Agreement, dated March 24, 2012, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on March 29, 2012)

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

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 14, 2012

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer)

Dated: June 14, 2012

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Registration Statement on Form 8-K, filed on March 29, 2012)

10.1

Placement Agent Agreement, dated January 23, 2012, by and between OncoSec Medical Incorporated and Rodman & Renshaw LLP (incorporated by reference to our Registration Statement on Form S-1 filed on January 24, 2012 File No. 333-179146).

10.2	Amendment Agreement to Placement Agent Agreement, dated March 12, 2012 (incorporated by reference to our Registration Statement on Form S-1/A, filed on March 12, 2012, File No. 333-179146).

10.3	Securities Purchase Agreement, dated March 23, 2012, by and among OncoSec Medical Incorporated and each purchaser (incorporated by reference to our Form 8-K filed on March 29, 2012)

10.4

Second Amendment to Asset Purchase Agreement, dated March 24, 2012, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Form 8-K filed on March 29, 2012)

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