Form 10-Q
period 2012-10-31
ONCOSEC MEDICAL Inc
filed 2012-12-17
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

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

88,409,000 shares of the registrant’s common stock were issued and outstanding as of December 14, 2012.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2012

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of October 31, 2012 and July 31, 2012

	(unaudited)
	October 31, 2012	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$3,530,473	$5,141,509
Prepaid expenses	214,873	343,180
Other current assets	18,206	8,367
Total Current Assets	3,763,552	5,493,056
Property and equipment, net	67,687	76,911
Intangible assets, net	1,684,510	1,858,770
Total Assets	$5,515,749	$7,428,737

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$742,625	$384,321
Accrued compensation	159,352	218,849
Accrued income taxes	5,200	3,200
Acquisition obligation, current	931,943	1,416,786
Total Current Liabilities	1,839,120	2,023,156
Acquisition obligation, net of current portion	991,608	979,316
Total Liabilities	2,830,728	3,002,472

Stockholders’ Equity
Common stock authorized—3,200,000,000 common shares with a par value of $0.0001 Common stock issued and outstanding—88,159,000 and 87,856,000 common shares as of October 31,2012 and July 31, 2012, respectively	8,816	8,786
Additional paid-in capital	5,905,608	5,593,567
Warrants issued and outstanding — 41,943,000 and 42,246,000 warrants as of October 31, 2012 and July 31, 2012, respectively	4,998,250	5,024,640
Deficit accumulated during the development stage	(8,227,653)	(6,200,728)
Total Stockholders’ Equity	2,685,021	4,426,265
Total Liabilities and Stockholders’ Equity	$5,515,749	$7,428,737

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from Inception (February 8, 2008) to October 31, 2012
Revenue	$—	$—	$—
Expenses:
Research and development	1,180,974	515,587	4,094,140
General and administrative	816,502	678,651	5,194,043
Loss from operations	(1,997,476)	(1,194,238)	(9,288,183)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	3,977,418	3,150,985
Loss on extinguishment of debt	—	—	(761,492)
Financing transaction costs	—	—	(210,000)
Non-cash interest expense	(27,449)	(69,134)	(294,016)
Interest expense	—	—	(1,357)
Impairment charges	—	—	(9,000)
Net income (loss) before income taxes	(2,024,925)	2,714,046	(8,221,653)
Provision for income taxes	2,000	2,000	6,000
Net income (loss)	$(2,026,925)	$2,712,046	$(8,227,653)
Basic net income (loss) per common share	$(0.02)	$0.05
Diluted net income (loss) per common share	$(0.02)	$0.05
Weighted average shares used in computing basic net income (loss) per common share	87,892,196	56,856,000
Weighted average shares used in computing diluted net income (loss) per common share	87,892,196	56,905,457

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to October 31, 2012

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	$8,786	$5,593,567	42,246,000	$5,024,640	$(6,200,728)	$4,426,265
Share-based compensation expense	—	—	179,631	—	—	—	179,631
Issuance of common stock upon exercise of warrants	303,000	30	132,410	(303,000)	(26,390)	—	106,050
Net loss	—	—	—	—	—	(2,026,925)	(2,026,925)
Balance, October 31, 2012	88,159,000	$8,816	$5,905,608	41,943,000	$4,998,250	$(8,227,653)	$2,685,021

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended October 31, 2012	Three Months Ended October 31, 2011	Period from Inception (February 8, 2008) to October 31, 2012
Operating activities
Net income (loss)	$(2,026,925)	$2,712,046	$(8,227,653)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	183,484	167,596	1,151,753
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	—	761,492
(Gain) loss on adjustment to fair value of derivative liabilities	—	(3,977,418)	(3,150,985)
Non-cash interest expense	27,449	69,134	294,016
Share-based compensation	179,631	5,139	512,409
Amortization of common stock issued for services	—	83,000	332,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	128,307	67,721	(214,873)
(Increase) decrease in other current assets	(9,839)	7,416	(18,206)
(Decrease) increase in accounts payable and accrued liabilities	358,304	(28,878)	742,625
(Decrease) increase in accrued compensation	(59,497)	(38,594)	159,352
(Decrease) Increase in accrued income taxes	2,000	1,600	5,200
Net cash (used in) provided by operating activities	(1,217,086)	(931,238)	(6,797,280)
Investing activities
Purchases of property and equipment	—	(17,339)	(124,797)
Investment in intangible assets	—	—	(250,000)
Net cash (used in) provided by investing activities	—	(17,339)	(374,797)
Financing activities
Proceeds from issuance of common stock and warrants	—	—	11,889,000
Payment of financing and offering costs	—	—	(542,500)
Payment of amounts due under acquisition obligation	(500,000)	(100,000)	(750,000)
Proceeds from exercise of warrants	106,050		106,050
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash (used in) provided by financing activities	(393,950)	(100,000)	10,702,550
Net increase (decrease) in cash	(1,611,036)	(1,048,577)	3,530,473
Cash and cash equivalents, at beginning of period	5,141,509	2,457,693	—
Cash and cash equivalents, at end of period	$3,530,473	$1,409,116	$3,530,473

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$—	$400	$800

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$—	$—	$276,980
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$402,355	$402,355

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

Note 2—Significant Accounting Policies

Financial Instruments

The carrying amounts for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature, generally less than three months.  The carrying amounts of the Company’s short-term and long-term acquisition obligation outstanding approximate their fair value based upon current rates and terms available to us for similar activity.  It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Total depreciation expense recorded for the three months ended October 31, 2012 and 2011 was approximately $9,000 and $8,000 respectively.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The Company determined 455,000 shares underlying stock options issued and outstanding during the period ended October 31, 2011 were dilutive.  The Company did not include 4,509,800 shares underlying stock options issued and outstanding for the three months ended October 31, 2012, nor warrants outstanding for the three months ended October 31, 2012 and 2011 of 41,943,000 and 14,696,000, respectively in the computation of net income (loss) per share, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the three months ended October 31, 2012, the Company recorded $6,000 in research and development expense and $135,000 in general and administrative expense for stock options granted to non-employees.

Comprehensive Income

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net loss from operations for the three months ended October 31, 2012 and 2011, or for the period from inception (February 8, 2008) through October 31, 2012.

Note 3—Cash and Cash equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of October 31, 2012 and July 31, 2012, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $8,227,653 as of October 31, 2012.

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

In conjunction with the June 2011 Private Placement, the Company issued warrants with derivative features. These instruments, the Series A and Series C Warrants, were accounted for as derivative liabilities (see Note 7).

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

During the three months ended October 31, 2011, the estimated fair value of derivative liabilities decreased by $3,977,418 and was recorded as other income during the period.

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

The following table summarizes the purchase price allocation for the assets acquired:

Intangible assets - patents	$2,788,154
Tangible assets - machinery, property and inventory	$38,000

Patents are stated net of accumulated amortization of approximately $1,104,000 and $929,000 as of October 31, 2012 and July 31, 2012, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three months ended October 31, 2012 and 2011 was approximately $174,000 and $160,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three months ended October 31, 2012 and 2011, no impairment was recorded.

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

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the First and Second Amendments to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011 and $145,000 as of March 24, 2012.  The increase in imputed interest as of the date of the Second Amendment was primarily due to the extended payment terms.  Non-cash interest expense recognized during the three months ended October 31, 2012 and 2011 was approximately $27,000 and $52,000, respectively.  As of October 31, 2012 and 2011, the outstanding acquisition obligation was reduced by short-term imputed interest discounts of approximately $68,000 and $96,000, respectively, and long-term imputed interest discounts of approximately $8,000 and $26,000, respectively.

The Company evaluated both amendments in accordance with ASC 470-50.  The Company determined the modification of the terms upon entry into the First Amendment to the Asset Purchase Agreement on September 28, 2011, was not considered substantial as of that date.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment were recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable, starting September 28, 2011.  On March 24, 2012, the Company entered into the Second Amendment.  In accordance with the guidance, the Company evaluated the cumulative impact of both amendments and determined the modification of the terms of the Asset Purchase Agreement as a result of the Second Amendment was considered substantial.  The Company recorded the difference between the re-acquisition price and carrying value of the debt as of the modification date of March 24, 2012 as a loss on debt extinguishment of $761,492.  The loss on debt extinguishment recorded resulted in the write-off of the unamortized portion of the discount to the debt obligation initially recorded upon entry into the First Amendment in the amount of approximately $113,000 as of March 24, 2012.  As of March 24, 2012, the acquisition obligation’s fair value was $2,504,178.  During the three months ended October 31, 2011, approximately $17,000 was recognized as non-cash interest expense for amortization of the discount to the acquisition obligation.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•                  $   250,000 - Upon the closing of the Asset Purchase Agreement

•                  $   100,000 - September 30, 2011

•                  $   150,000 - March 31, 2012

•                  $   500,000 - September 24, 2012

•                  $ 1,000,000 - March 24, 2013

•                  $ 1,000,000 - December 31, 2013

On March 24, 2011, September 30, 2011, March 30, 2012 and September 24, 2012, the Company made payments of $250,000, $100,000, $150,000 and $500,000, respectively, to Inovio.

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

June 2011 Private Placement

On June 24, 2011, the Company closed a private placement whereby it issued an aggregate of 4,000,000 shares of the Company’s common stock at a purchase price of $0.75 per share, and three series of warrants, the Series A Warrants, the Series B Warrants and the Series C Warrants, to purchase an aggregate of 12,000,000 shares of the Company’s common stock, for proceeds to the Company of $3.0 million (the “June 2011 Private Placement”).  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June Private Placement were approximately $2.79 million.

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

On June 24, 2011, in connection with the closing of the June 2011 Private Placement, the Company and the Purchasers entered into a registration rights agreement  pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the warrants issued in the June 2011 Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June 2011 Private Placement.  As of October 31, 2012 the Company was in compliance with the requirements set forth in the registration rights agreement.

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

Allocation of Proceeds

At the closing date of the June 2011 Private Placement, the estimated fair value of the Series A and Series C Warrants exceeded the proceeds from the June 2011 Private Placement of $3,000,000 (see the valuations of these derivative liabilities under the heading, “Derivative Liabilities” below). As a result, all of the proceeds were allocated to these derivative liabilities and no proceeds remained for allocation to the common stock and Series B Warrants issued in the financing.

Common Stock

At the closing date of the June 2011 Private Placement, the Company issued 4,000,000 shares of unregistered common stock and recorded the par value of the shares issued of $400 (at par value of $0.0001 per share) with a corresponding reduction to paid-in capital, given that there was no allocated value from the proceeds to the common stock.

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

The estimated fair values of the derivative liabilities at October 31, 2011 were $872,967. The change in the estimated fair value of the Series A and C Warrants during the three months ended October 31, 2011, resulted in other income of $3,977,418. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of October 31, 2011, using a Monte Carlo valuation model with the following assumptions:

October 31, 2011
Closing price per share of common stock	0.31
Exercise price per share	1.20
Expected volatility	94.5%
Risk-free interest rate	0.99%
Dividend yield	—
Floor price	0.50
Remaining expected term of underlying securities (years)	4.65

In addition, as of the valuation date, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models.

March 2012 Public Offering

On March 28, 2012, the Company closed its registered public offering of an aggregate of 31,000,000 shares of the Company’s common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock for gross proceeds to the Company of $7.75 million (the “March 2012 Public Offering”).  On March 23, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the common stock and warrants in the Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the March 2012 Public Offering were approximately $7.2 million.

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

Note 8— Other Equity and Common Stock Transactions

On March 1, 2011 the Company effected a 32 for one forward stock split of its authorized, issued and outstanding common stock.  As a result, its authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and its outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date.  The accompanying consolidated financial statements for the annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

On March 22, 2011, 17,280,000 shares of common stock held by previous majority stockholders were returned to the Company for no consideration.  The shares were not retired and are available for future issuance.

On May 9, 2011, the Board of Directors authorized the issuance of 200,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  The shares were valued at $332,000, based on the closing price of the Company’s common stock on the date of issuance, and are amortized over the service period of twelve months.  During the three months ended October 31, 2011 $83,000 was recorded as consulting expense for these shares.

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

At October 31, 2012 the Company had outstanding warrants to purchase 41,943,000 shares of common stock, with exercise prices ranging from $0.3125 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between June 2016 and March 2017.

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

During the three months ended October 31, 2012, the Company granted options to purchase 155,000 shares of the Company’s common stock to employees under the 2011 Plan.  The options issued to employees have a ten-year term, vest over two to three years and have exercise prices ranging from $.20 to $.42. The Company also granted options to purchase 1,200,000 shares of the Company’s common stock to consultants under the 2011 Plan. The options issued to consultants have three year terms, vest in accordance with the term of the consulting agreement, and have an exercise price of $.18.

During the three months ended October 31, 2011, the Company granted options to purchase 355,000 and 100,000 shares of the Company’s common stock to employees and directors, respectively, under the 2011 Plan.  The options issued to employees have a ten-year term, vest over two years and have an exercise price of $0.40. The options issued to directors have a ten-year term, vests quarterly in equal increments over one year and have an exercise price of $0.40.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three months ended October 31, 2012 and 2011, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the fair value of share based compensation during the periods.

	October 31, 2012	October 31,2011
Expected volatility	79.25% - 97.85%	85.96%
Risk-free interest rate	0.36% - 1.92%	0.96%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 — 10 years	5 — 6 years

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

Share-based compensation expense recorded in the Company’s consolidated statement of operations for the three months ended October 31, 2012 and 2011 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $180,000 and $5,100, respectively.  Of this balance, $20,000 and $2,500 was recorded to research and development, and $160,000 and $2,600 was recorded in General and Administrative in the Company’s consolidated statement of operations for the periods ended October 31, 2012 and 2011, respectively.

A summary of the stock option activity is as follows:

	Option Shares Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2012	3,175,000	$0.24	$24
Granted	1,355,000	0.18	171
Exercised	—	0.00	—
Forfeited / Cancelled	(20,200)	0.32	1
Balance at October 31, 2012	4,509,800	$0.22	$437

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Averae Exercise Price
$0.18 - 0.42	4,509,800	6.18	0.22	2,658,950	5.89	$0.22

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2012 and 2011 was $0.16 and $0.28, respectively.  As of October 31, 2012, there was approximately $241,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.03 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of October 31, 2012 and July 31, 2012, the Company recorded a full valuation allowance on its deferred tax assets.

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

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service (“IRS”) imposed maximum limits. The terms of the plan allows for discretionary employer matching contributions. No employer matching contributions were made during the three months ended October 31, 2012.

On August 24, 2012, the Company entered into an agreement with the University of South Florida Research Foundation to license certain intellectual property in exchange for payments upon the achievement of specified milestones and royalty payments at specified percentages of net sales of licensed products and processes, as defined, upon commercialization of stipulated licensed products or processes.  The first payment will be for $50,000 upon the start of a future Phase II clinical trial for specific indications, $100,000 upon the start of a specified future Phase III clinical trial and $250,000 upon FDA approval under certain conditions.  The Company also agreed to issue 150,000 shares of the Company’s common stock within 6 months of the effective date of the agreement and to pay for certain patent prosecution and filing fees.

Note 12—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a Director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the Amendment (and related warrant) disclosed in Notes 6 and 8, while performing his duties as Executive Chairman of Inovio.

Note 13—Subsequent Event

On December 17, 2012, the Company closed a private placement whereby it issued an aggregate of 28,800,000 shares of the Company’s common stock at a purchase price of $0.25 per share, and warrants to purchase an aggregate of 14,400,000 shares of the Company’s common stock, for proceeds to the Company of $7.2 million (the “December 2012 Private Placement”).  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the December 2012 Private Placement were approximately $6.5 million.

Pursuant to the terms of the Securities Purchase Agreement, each investor was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 50% of the shares issued to such investor.  The warrants have an exercise price of $0.26 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years.

In addition, pursuant to the terms of a placement agent agreement entered into with the lead placement agent, the Company agreed to pay the placement agent and certain financial advisors to the Company fees equal to 6% of the aggregate gross proceeds raised in the private placement of $432,000 and reimbursement to the lead placement agent for certain expenses in an amount equal to 1% of the aggregate gross proceeds raised in the private placement of $72,000.  In connection with the agreement, the Company also issued to the placement agent and financial advisors warrants to purchase 5% of the aggregate common stock issued in the December 2012 Private Placement, or a total of 1,440,000 shares of common stock.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, our subsequent quarterly reports on Form 10-Q and our subsequent reports on Form 8-K, which discuss our business in greater detail.

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

March 2012 Public Offering

On March 28, 2012, we completed a registered public offering of an aggregate of 31,000,000 shares of common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock at an aggregate purchase price of  $7.75 million (the “March 2012 Public Offering”).  After deducting for fees and expenses, the aggregate net proceeds to us from the March 2012 Public Offering were approximately $7.2 million.  The warrants issued in the offering have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants.

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

Derivative Liabilities

In conjunction with the June 2011 private placement, we issued warrants that are accounted for as derivative liabilities.  These derivative liabilities were determined to be ineligible for equity classification due to certain price protection and anti-dilution provisions.

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

Results of Operations for the Three Months Ended October 31, 2012 Compared to the Three Months Ended October 31, 2011

The unaudited consolidated financial data for the three months ended October 31, 2012 and October 31, 2011 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	October 31, 2012 ($)	October 31, 2011 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	1,180,974	515,587	665,387	**
General and administrative	816,502	678,651	137,851	20
Loss from operations	(1,997,476)	(1,194,238)	803,238	67
Other income (expense)
Interest expense — non-cash	(27,449)	(69,134)	(41,685)	(60)
Adjustments to fair value of derivative liabilities	—	3,977,418	(3,977,418)	(100)
Net income (loss) before income taxes	(2,024,925)	2,714,046	(4,738,971)	**
Income tax provision	2,000	2,000	—	—
Net income (loss)	(2,026,925)	2,712,046	(4,738,971)	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

The $665,000 increase in research and development expenses for the three month period ended October 31, 2012 as compared to the three month period ended October 31, 2011 was mainly the result of increases in salary and associated costs of $184,000, contract labor and professional services of $290,000, share based compensation expense of $160,000 and travel and related costs of $10,000.  We expect research and development to account for a significant portion of our total expenses in the future, and to increase substantially over the 2013 fiscal year, as we continue to focus on designing and developing our therapies.

General and Administrative

The $138,000 increase in general and administrative expenses for the three month period ended October 31, 2012 as compared to the three month period ended October 31, 2011 was primarily the result of increases in corporate communications costs of $85,000 consisting primarily of investor relation services, share based compensation expense of $20,000 as well as other general corporate matters and increased travel and associated costs of $10,000.

Other Income (Expense)

The $3,977,000 decrease in other income for the three month period ended October 31, 2012 as compared to the same period ended October 31, 2011 was due to the recording of other income of $3,977,000 as a result of the adjustment to fair value of the derivative liabilities as of October 31, 2011. In connection with the June Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, certain warrants issued in connection with the June Private Placement were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements, which may result in an adjustment to the warrant exercise price.  All of these warrants ceased to be classified as derivative liabilities as of March 28, 2012.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2012 and July 31, 2012 is summarized as follows:

	At October 31, 2012 ($)	At July 31, 2012 ($)
Current assets	3,763,552	5,493,056
Current liabilities	1,839,120	2,023,156
Working capital	1,924,432	3,469,900

Current Assets

The decrease in our current assets was primarily due to a decrease in cash from $5,142,000 as of July 31, 2012, to $3,530,000 as of October 31, 2012, as a result of cash used in operations during the period ended October 31, 2012.  As of October 31, 2012, our current assets included cash and cash equivalents of $3,530,473.

Current Liabilities

Current liabilities at October 31, 2012 decreased to $1,839,000 from $2,023,000 as of July 31, 2012. This decrease was primarily due to the $500,000 payment made on September 24, 2012 to Inovio in accordance with the Asset Purchase Agreement as more fully discussed in Note 6 to our consolidated financial statements.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three-month period ended October 31, 2012 was $1,217,000, as compared to $931,000 for the period ended October 31, 2011.  This increase was related to increased costs of operations, such as salary expense and associated costs, legal fees and professional fees, primarily related to an increase in our research and development activities.

Cash Used in Investing Activities

There was no investing activity for the period ended October 31, 2012. Cash used in investing activities was $17,000 for the period ended October 31, 2011, and related to the purchase of property and equipment.

Cash Provided by Financing Activities

Cash used in financing activities was $394,000 for the period ended October 31, 2012, and primarily related to the scheduled payment made to Inovio in connection with the Asset Purchase Agreement, offset by proceeds received from the exercise of warrants during the period. Cash used in financing activities was $100,000 for the period ended October 31, 2011, and also related to the scheduled payment made to Inovio in connection with the Asset Purchase Agreement.

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

On March 28, 2012, in the March 2012 Public Offering, we sold an aggregate of 31,000,000shares of common stock and warrants to purchase 31,000,000 shares of common stock for an aggregate purchase price of $7.75 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We paid fees and expenses of $542,500 and issued warrants to purchase 1,550,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and a financial advisor in the March 2012 Public Offering. After deducting for fees and expenses, our aggregate net proceeds from the offering were approximately $7.2 million.

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

We estimate our operating expenses and working capital requirements for the fiscal year ending July 31, 2013 to be as follows:

Expense	Amount
Product development	$2,700,000
Employee compensation	2,000,000
General and administration	1,300,000
Professional services fees	400,000
Total	$6,400,000

As of October 31, 2012, we had cash and cash equivalents of approximately $3,530,000. We do not expect these funds to be sufficient to continue to operate our business through the remainder of our fiscal period ended July 31, 2013. We will require additional financing to fund our planned operations during our fiscal period ended July 31, 2013, including the continuation of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire. We will also require additional financing to meet our remaining obligation to Inovio under the Asset Purchase Agreement, which requires that we make the following payments: (i) $1,000,000 on March 24, 2013; and (ii) $1,000,000 December 31, 2013.

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

Going Concern

As of October 31, 2012, we have incurred a net loss of $8,227,653 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  As further discussed in Note 3 to the financial statements for the fiscal year ended July 31, 2012, during that fiscal year we incurred losses from operations, had negative working capital, and were in need of additional capital to grow our operations to become profitable.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.

We expect our cash requirements over the annual fiscal period ending July 31, 2013 to be approximately $6,400,000. As of October 31, 2012, we had cash and cash equivalents of $3,530,473.  We are obligated to make payments to Inovio of $1,000,000 on March 24, 2013 and $1,000,000 on December 31, 2013.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our VP Finance and Controller, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (being our principal executive officer) and our VP Finance and Controller (being our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our Chief Executive Officer and our VP Finance and Controller, in their capacities as our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2012 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  We expect our cash requirements over the annual fiscal period ending July 31, 2013, including our mandatory payments to Inovio under the Asset Purchase Agreement, to be approximately $6,400,000.  As of October 31, 2012, we had cash and cash equivalents of $3,530,473.  We do not expect these funds to be sufficient to continue to operate our business through the remainder of our fiscal year ending July 31, 2013, and will require additional financing to fund our planned operations.

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

Risks Related to Our Business

We have never generated revenue from our operations and our independent auditors have expressed substantial doubt about our ability to continue as a going concern

We have not generated any revenue from operations since our inception. During the period ended October 31, 2012, we incurred a net loss of $2,026,925. From inception through October 31, 2012, we incurred an aggregate loss of $8,227,653. We expect that our operating expenses will increase substantially over the 2013 fiscal year as we continue to pursue U.S. Food and Drug Administration (“FDA”) approval for our product candidates. We expect our expenses during our fiscal year ending July 31, 2013 to be approximately $6,400,000, including general and administrative expenses and our mandatory payments to Inovio but excluding the cost of any future acquisitions and development activities. As of October 31, 2012, we had cash and cash equivalents of $3,530,473.

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

These circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2012, which is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated three Phase II clinical trials to assess our ImmunoPulse technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

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

We have in the past, and could in the future, participate in clinical trials conducted under an approved investigator sponsored investigational new drug (IND) application. Regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the agency as it pertains to safety of the treatment.  This communication can be relayed to the agency in the form of safety reports, annual reports or verbal communication at the request of the FDA. Accordingly, it is the responsibility of each investigator (as the sponsor of the trial) to be the point of contact with the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This may result in reviews, audits, delays or clinical holds by the FDA ultimately affecting the timelines for these studies and potentially risking the completion of these trials.

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

The biomedical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary therapeutics. If we are able to obtain regulatory approval of our product candidates related to our OMS technology or any assets we may acquire in the future, we will face competition from products currently marketed by companies much larger than us that address our targeted indications.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed and the trading price of our stock could be negatively affected. As described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, we have only recently remediated certain material weaknesses in our internal control over financial reporting related to period end financial disclosures and reporting process and inadequate segregation of duties.  We have implemented actions to address these weaknesses and to enhance the reliability and effectiveness of our internal controls and operations, and our management has concluded that there are no material weaknesses in our internal controls over financial reporting as of July 31, 2012. However, our controls over financial processes and reporting may not continue to be effective, or we may identify additional material weaknesses or significant deficiencies in our internal controls in the future.   Any failure to remediate any future material weaknesses or implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011 we have completed a number of offerings of our common stock and warrants and have issued an aggregate of 82,702,000 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

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

ONCOSEC MEDICAL INCORPORATED

/s/ PUNIT DHILLON
By: Punit Dhillon
(Principal Executive Officer)

Dated: December 17, 2012

/s/ VERONICA VALLEJO
By: Veronica Vallejo
(Principal Financial Officer)

Dated: December 17, 2012