Form 10-Q
period 2013-01-31
ONCOSEC MEDICAL Inc
filed 2013-03-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

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

858.210.7333

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

117,859,000 shares of the registrant’s common stock were issued and outstanding as of March 15, 2013.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2013

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of January 31, 2013 and July 31, 2012

	(unaudited)
	January 31, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$8,982,142	$5,141,509
Prepaid expenses	143,400	343,180
Other current assets	7,969	8,367
Total Current Assets	9,133,511	5,493,056
Property and equipment, net	61,633	76,911
Intangible assets, net	1,510,251	1,858,770
Total Assets	$10,705,395	$7,428,737

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$681,023	$384,321
Accrued compensation	56,302	218,849
Accrued income taxes	4,400	3,200
Acquisition obligation, current	1,947,696	1,416,786
Total Current Liabilities	2,689,421	2,023,156
Acquisition obligation, net of current portion	—	979,316
Total Liabilities	2,689,421	3,002,472

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding - 117,859,000 and 87,856,000 common shares as of January 31, 2013 and July 31, 2012, respectively	11,786	8,786
Additional paid-in capital	11,229,263	5,593,567
Warrants issued and outstanding-57,783,000 and 42,246,000 warrants as of January 31, 2013 and July 31, 2012, respectively	6,624,566	5,024,640
Deficit accumulated during the development stage	(9,849,641)	(6,200,728)
Total Stockholders’ Equity	8,015,974	4,426,265
Total Liabilities and Stockholders’ Equity	$10,705,395	$7,428,737

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended January 31, 2013	Three Months Ended January 31, 2012	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Period from Inception (February 8, 2008) to January 31, 2013
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	614,221	508,406	1,655,212	1,023,993	4,708,361
General and administrative	983,622	671,923	1,940,107	1,350,574	6,177,665
Loss from operations	(1,597,843)	(1,180,329)	(3,595,319)	(2,374,567)	(10,886,026)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	(1,397,967)	—	2,579,451	3,150,985
Loss on extinguishment of debt	—	—	—	—	(761,492)
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	(24,145)	(93,168)	(51,594)	(162,302)	(318,161)
Interest expense	—	—	—	—	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net income (loss) before income taxes	(1,621,988)	(2,671,464)	(3,646,913)	42,582	(9,843,641)
Provision for income taxes	—	400	2,000	2,400	6,000
Net income (loss)	$(1,621,988)	$(2,671,864)	$(3,648,913)	$40,182	$(9,849,641)
Basic net income (loss) per common share	$(0.02)	$(0.05)	$(0.04)	$0.00
Diluted net income (loss) per common share	$(0.02)	$(0.05)	$(0.04)	$0.00
Weighted average shares used in computing basic net income (loss) per common share	102,895,957	56,856,000	95,394,076	56,856,000
Weighted average shares used in computing diluted net income (loss) per common share	102,895,957	56,856,000	95,394,076	57,020,251

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to January 31, 2013

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	750,000	75	134,925	—	—	—	135,000
Issuance of common stock upon exercise of warrants	303,000	30	132,410	(303,000)	(26,390)	—	106,050
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	267,072	—	—	—	267,072
Net loss	—	—	—	—	—	(3,648,913)	(3,648,913)
Balance, January 31, 2013	117,859,000	$11,786	$11,229,263	57,783,000	$6,624,566	$(9,849,641)	$8,015,974

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended January 31, 2013	Six Months Ended January 31, 2012	Period from Inception (February 8, 2008) to January 31, 2013
Operating activities
Net income (loss)	$(3,648,913)	$40,182	$(9,849,641)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	366,965	350,151	1,335,238
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	—	761,492
(Gain) loss on adjustment to fair value of derivative liabilities	—	(2,579,451)	(3,150,985)
Non-cash interest expense	51,594	162,302	318,161
Share-based compensation	267,072	56,693	599,850
Common stock issued for services	34,500	166,000	366,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	199,781	20,628	(143,401)
(Increase) decrease in other current assets	398	(2,794)	(7,971)
(Decrease) increase in accounts payable and accrued liabilities	296,702	(67,871)	681,023
(Decrease) increase in accrued compensation	(162,547)	(28,692)	56,302
(Decrease) Increase in accrued income taxes	1,200	1,600	4,400
Net cash (used in) provided by operating activities	(2,593,248)	(1,881,252)	(8,173,442)
Investing activities
Purchases of property and equipment	(3,169)	(20,199)	(127,966)
Investment in intangible assets	—	—	(250,000)
Net cash (used in) provided by investing activities	(3,169)	(20,199)	(377,966)
Financing activities
Proceeds from issuance of common stock and warrants	7,200,000	—	19,089,000
Payment of financing and offering costs	(504,000)	—	(1,046,500)
Payment of amounts due under acquisition obligation	(500,000)	(100,000)	(750,000)
Proceeds from exercise of warrants and stock options	241,050		241,050
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash (used in) provided by financing activities	6,437,050	(100,000)	17,533,550
Net increase (decrease) in cash	3,840,633	(2,001,451)	8,982,142
Cash and cash equivalents, at beginning of period	5,141,509	2,457,693	—
Cash and cash equivalents, at end of period	$8,982,142	$456,242	$8,982,142

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$800	$800	$1,600

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$228,240	$—	$505,220
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$402,355	$402,355

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

Note 2—Significant Accounting Policies

Financial Instruments

The carrying amounts for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses approximate fair value due to their short-term nature, generally less than three months.  The carrying amount of the Company’s short-term acquisition obligation outstanding approximates fair value based upon current rates and terms available to us for similar activity.  It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where separately disclosed.

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

Total depreciation expense recorded for the three and six months ended January 31, 2013 was approximately $9,000 and $18,000 respectively.  Total depreciation expense for the three and six months ended January 31, 2012 was approximately $8,000 and $16,000, respectively.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The Company determined 865,000 shares underlying stock options issued and outstanding during the six months ended January 31, 2012 were dilutive.  The Company did not include shares underlying stock options issued and outstanding, nor warrants outstanding during any of the other periods presented in the computation of net income (loss) per share, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the three and six months ended January 31, 2013, the Company recorded $400 and $6,000 in research and development expense, respectively, and $51,000 and $174,000 in general and administrative expense, respectively, for stock options granted to non-employees.  During the three and six months ended January 31, 2012, the Company recorded $12,000 in research and development expense, and $25,000 in general and administrative expense for stock options granted to non-employees.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net income (loss) from operations for the three and six months ended January 31, 2013 and 2012, or for the period from inception (February 8, 2008) through January 31, 2013.

Note 3—Cash and Cash equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of January 31, 2013 and July 31, 2012, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $9,849,641 as of January 31, 2013.

The Company believes that its existing cash resources are sufficient to meet its anticipated needs during the next twelve months.  The Company will require additional financing to fund its planned operations in periods beyond the next twelve months, including research and development, clinical trials and commercialization of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 5). In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Since inception the Company has funded its operations primarily through equity and debt financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

During the three months ended January 31, 2012, the estimated fair value of derivative liabilities increased by $1,397,967 and was recorded as other expense during the period.  During the six months ended January 31, 2012, the estimated fair value of derivative liabilities decreased by $2,579,451 and was recorded as other income during the period.

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

Patents are stated net of accumulated amortization of approximately $1,278,000 and $929,000 as of January 31, 2013 and July 31, 2012, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and six months ended January 31, 2013 was approximately $174,000 and $349,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three and six months ended January 31, 2013, no impairment was recorded.

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

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the First and Second Amendments to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011 and $145,000 as of March 24, 2012.  The increase in imputed interest as of the date of the Second Amendment was primarily due to the extended payment terms.  Non-cash interest expense recognized during the three and six months ended January 31, 2013 was approximately $24,000 and $52,000, respectively.  Non-cash interest expense recognized during the three and six months ended January 31, 2012 was approximately $34,000 and $86,000, respectively.  As of January 31, 2013, the outstanding acquisition obligation was reduced by a short-term imputed interest discount of approximately $52,000.

The Company evaluated both amendments in accordance with ASC 470-50.  The Company determined the modification of the terms upon entry into the First Amendment to the Asset Purchase Agreement on September 28, 2011, was not considered substantial as of that date.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment were recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable, starting September 28, 2011.  On March 24, 2012, the Company entered into the Second Amendment.  In accordance with the guidance, the Company evaluated the cumulative impact of both amendments and determined the modification of the terms of the Asset Purchase Agreement as a result of the Second Amendment was considered substantial.  The Company recorded the difference between the re-acquisition price and carrying value of the debt as of the modification date of March 24, 2012 as a loss on debt extinguishment of $761,492.  The loss on debt extinguishment recorded resulted in the write-off of the unamortized portion of the discount to the debt obligation initially recorded upon entry into the First Amendment in the amount of approximately $113,000 as of March 24, 2012.  As of March 24, 2012, the acquisition obligation’s fair value was $2,504,178.  During the three and six months ended January 31, 2012, approximately $59,000 and $76,000 was recognized as non-cash interest expense for amortization of the discount to the acquisition obligation.

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

Note 7—Private Placements and Public Offerings

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

On June 24, 2011, in connection with the closing of the June 2011 Private Placement, the Company and the Purchasers entered into a registration rights agreement pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the warrants issued in the June 2011 Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June 2011 Private Placement.  As of January 31, 2013 the Company was in compliance with the requirements set forth in the registration rights agreement.

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

The estimated fair values of the derivative liabilities at January 31, 2012 were $2,270,934. The change in the estimated fair value of the Series A and C Warrants during the three and six months ended January 31, 2012, resulted in other expense and other income of $1,397,967 and $2,579,451, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of January 31, 2012, using a Monte Carlo valuation model with the following assumptions:

January 31, 2012
Closing price per share of common stock	0.76
Exercise price per share	1.20
Expected volatility	100.1%
Risk-free interest rate	0.71%
Dividend yield	—
Floor price	0.50
Remaining expected term of underlying securities (years)	4.40

In addition, as of the valuation date, management assessed the probabilities of future financings assumptions in the Monte Carlo valuation models.

March 2012 Public Offering

On March 28, 2012, the Company closed a registered public offering of an aggregate of 31,000,000 shares of the Company’s common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock for gross proceeds to the Company of $7.75 million (the “March 2012 Public Offering”).  On March 23, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the common stock and warrants in the March 2012 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the March 2012 Public Offering were approximately $7.2 million.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 100% of the shares issued to such purchaser in the offering.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants, or March 28, 2017.

Pursuant to a Placement Agent Agreement dated January 23, 2012 by and between the Company and Rodman & Renshaw, LLC (“Rodman”), as subsequently amended on March 12, 2012 (as amended, the “Placement Agent Agreement”), Rodman agreed to act as the Company’s placement agent in connection with the offering.  Under the Placement Agent Agreement, the Company agreed to pay Rodman a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering.  In addition, the Company agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or warrants to purchase 1,550,000 shares of the Company’s common stock (the “Placement Agent Warrants”).  As permitted under the Placement Agent Agreement, the Company elected to pay 30% of the 5% Placement Agent Warrants directly to Roth Capital Partners, LLC (“Roth”), who acted as financial advisors in the offering, and as a result issued to Rodman a Placement Agent Warrant to purchase 1,085,000 shares of common stock and issued to Roth a Placement Agent Warrant to purchase 465,000 shares of common stock.  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and shall expire on March 23, 2017.  The fair value of the Placement Agent Warrants was $276,980 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.05%), and was recorded as an offering cost.  The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”).

The fair value of the warrants issued in connection with the March 2012 Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $3,206,486 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.05%).  The Company completed an evaluation of all of the warrants issued in connection with this offering and determined the warrants should be classified as equity within the consolidated balance sheet.

December 2012 Public Offering

On December 17, 2012, the Company closed a registered public offering of an aggregate of 28,800,000 shares of the Company’s common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for gross proceeds to the Company of $7.2 million (the “December 2012 Public Offering”).  On December 12, 2012, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the common stock and warrants in the December 2012 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the December 2012 Public Offering were approximately $6.7 million.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 50% of the shares issued to such purchaser in the offering.  The warrants have an exercise price of $0.26 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants, or December 17, 2016.

Pursuant to a Placement Agent Agreement dated November 16, 2012 by and between the Company and Dawson James Securities, Inc. (“Dawson”), Dawson agreed to act as the Company’s placement agent in connection with the offering.  Under the Placement Agent Agreement, the Company agreed to pay Dawson a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering.  In addition, the Company agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or warrants to purchase 1,440,000 shares of the Company’s common stock (the “Placement Agent Warrants”).  As permitted under the Placement Agent Agreement, the Company elected to pay 50% of the 5% Placement Agent Warrants directly to Noble International Investments, Inc. and Burrill LLC (“Noble” and “Burrill”, respectively), who acted as financial advisors in the offering, and as a result issued to Dawson a Placement Agent Warrant to purchase 720,000 shares of common stock, and issued to Noble and Burrill Placement Agent Warrants to purchase 360,000 shares of common stock each.  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and shall expire on December 11, 2017.  The fair value of the Placement Agent Warrants was $228,240 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 98.09%, and a risk-free interest rate of 0.74%), and was recorded as an offering cost.  The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act.

The fair value of the warrants issued in connection with the December 2012 Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $2,151,360 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 96.66%, and a risk-free interest rate of 0.56%).  The Company completed an evaluation of all of the warrants issued in connection with this offering and determined the warrants should be classified as equity within the consolidated balance sheet.

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

On December 18, 2012, the Board of Directors authorized the issuance of 150,000 fully vested shares of the Company’s common stock to the University of South Florida Research Foundation in connection with an agreement to license certain intellectual property to the Company entered into on August 24, 2012.  The shares were valued at $34,500, based on the closing price of the Company’s common stock on the date of issuance.  The shares have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof. The Company is responsible for payments upon the achievement of specified milestones and royalty payments at specified percentages of net sales of licensed products and processes, as defined, upon commercialization of stipulated licensed products or processes. The first payment will be for $50,000 upon the start of a future Phase II clinical trial for specific indications, $100,000 upon the start of a specified future Phase III clinical trial and $250,000 upon FDA approval under certain conditions.  The Company also agreed to pay for certain patent prosecution and filing fees.

At January 31, 2013 the Company had outstanding warrants to purchase 57,783,000 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and December 2017.

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

During the quarter ended October 31, 2012, the Company granted options to purchase 155,000 shares of the Company’s common stock to employees under the 2011 Plan.  The options issued to employees have a ten-year term, vest over two to three years and have exercise prices ranging from $0.20 to $0.42. The Company also granted options to purchase 1,200,000 shares of the Company’s common stock to consultants under the 2011 Plan. The options issued to consultants have three year terms, vest in accordance with the term of the consulting agreement, and have an exercise price of $0.18.

During the quarter ended January 31, 2013, the Company granted options to purchase 30,000 shares of the Company’s common stock to a consultant under the 2011 Plan. The options issued to the consultant have a term of ten years, vest over one year and have an exercise price of $0.35.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six months ended January 31, 2013 and 2012, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the fair value of share-based compensation during the three and six month periods ended:

	January 31, 2013	January 31,2012
Expected volatility	79.25% - 97.85%	85.96 - 91.65%
Risk-free interest rate	0.36% - 1.97%	0.96 - 2.08%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 - 10 years	5 - 10 years

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

The expected term of the options represents the period that stock-based awards are expected to be outstanding based on the simplified method provided in ASC Topic 718, which averages an award’s weighted-average vesting period and contractual term for share options and warrants. The Company will continue to use the simplified method until it has the historical data necessary to provide a reasonable estimate of expected life in accordance with ASC Topic 718, as amended by SAB 110. For the expected term of options issued to employees and directors, the Company used the simplified method.  The Company expects to continually evaluate its historical data as a basis for determining the expected terms of options granted under the 2011 Plan.

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

Share-based compensation expense recorded in the Company’s consolidated statement of operations resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $87,000 and $267,000, for the three and six months ended January 31, 2013.  Of this balance, $10,000 and $30,000 was recorded to research and development, and $77,000 and $237,000 was recorded in General and Administrative in the Company’s consolidated statement of operations for the three and six months ended January 31, 2013, respectively.

A summary of the stock option activity is as follows:

	Option Shares Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2012	3,175,000	$0.24	$24
Granted	1,385,000	0.19	51
Exercised	(750,000)	0.18	50
Forfeited / Cancelled	(124,500)	0.33	—
Balance at January 31, 2013	3,685,500	$0.23	$69

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18 - 0.42	3,685,500	6.60	$0.23	2,063,149	6.94	$0.25

The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2013 was $0.19 and $0.13, respectively.  As of January 31, 2013, there was approximately $166,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 0.85 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of January 31, 2013 and July 31, 2012, the Company recorded a full valuation allowance on its deferred tax assets.

Note 11—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On May 12, 2011, the Company entered into a one-year lease agreement for office space, with a base annual rent of $42,000.  On June 1, 2012, the Company entered into an amendment to its lease agreement.  The lease amendment extended the lease term for a period of seven months commencing on June 1, 2012, through December 31, 2012.  The amendment also increases the base monthly rent to approximately $10,000.  On December 18, 2012, the Company entered into a second amendment to its lease agreement.  The second amendment extended the lease term for a period of six months commencing on January 1, 2013 through June 30, 2013, with no changes to remaining terms of the lease.

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

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service (“IRS”) imposed maximum limits. The terms of the plan allows for discretionary employer matching contributions. No employer matching contributions were made during the three and six months ended January 31, 2013.

Note 12—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a Director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the Amendment (and related warrants) disclosed in Notes 6 and 8, while performing his duties as Executive Chairman of Inovio.

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

December 2012 Public Offering

On December 17, 2012, the we completed a registered public offering of an aggregate of 28,800,000 shares of the Company’s common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for gross proceeds to the Company of $7.2 million (the “December 2012 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the December 2012 Public Offering were approximately $6.7 million.

Under the Placement Agent Agreement dated November 16, 2012 by and between the Company and Dawson James Securities, Inc. (“Dawson”), we agreed to pay Dawson a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds.  In addition, we agreed to issue to the placement agent warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 1,440,000 shares of the Company’s common stock (the “Placement Agent Warrants”).  As permitted under the agreement, we elected to pay 50% of the 5% Placement Agent Warrants directly to Noble International Investments, Inc. and Burrill LLC (“Noble” and “Burrill”, respectively), who acted as our financial advisors in the offering, and as a result issued to Dawson a warrant to purchase 720,000 shares of common stock, and issued to Noble and Burrill warrants to purchase 360,000 shares of common stock each.  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on December 11, 2017. The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act of 1933, as amended (the “Securities Act”). We completed an evaluation of all of the warrants issued in connection with this December 2012 Public Offering and determined the warrants should be classified as equity within the consolidated balance sheet.

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business beyond the next twelve months.

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

Results of Operations for the Six Months Ended January 31, 2013 Compared to the Six Months Ended January 31, 2012

The unaudited consolidated financial data for the six months ended January 31, 2013 and January 31, 2012 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	January 31, 2013 ($)	January 31, 2012 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	1,655,212	1,023,993	631,219	62
General and administrative	1,940,107	1,350,574	589,533	44
Loss from operations	(3,595,319)	(2,374,567)	1,220,752	51
Other income (expense)
Interest expense — non-cash	(51,594)	(162,302)	(110,708)	(68)
Adjustments to fair value of derivative liabilities	—	2,579,451	(2,579,451)	(100)
Net income (loss) before income taxes	(3,646,913)	42,582	(3,689,495)	**
Income tax provision	2,000	2,400	(400)	(17)
Net income (loss)	(3,648,913)	40,182	(3,689,095)	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

The $631,000 increase in research and development expenses for the six month period ended January 31, 2013 as compared to the six month period ended January 31, 2012 was mainly the result of increases in salary and associated costs of $52,000, clinical trial expenses of $511,000, share based compensation expense of $10,000 and travel and related costs of $5,000.  We expect research and development to account for a significant portion of our total expenses in the future, and to increase substantially over the 2013 fiscal year, as we continue to focus on designing and developing our therapies.

General and Administrative

The $589,000 increase in general and administrative expenses for the six month period ended January 31, 2013 as compared to the six month period ended January 31, 2012 was primarily the result of increases in corporate communications costs of $136,000 consisting primarily of investor relation services, contract labor costs of $63,000, conference registration fess of $83,000, share based compensation expense of $200,000 as well as other general corporate matters and increased travel and associated costs of $79,000.

Other Income (Expense)

The $2,579,000 decrease in other income for the six month period ended January 31, 2013 as compared to the same period ended January 31, 2012 was due to the recording of other income of $2,579,000 as a result of the adjustment to fair value of the derivative liabilities as of January 31, 2012. In connection with the June Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, certain warrants issued in connection with the June Private Placement were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements, which may result in an adjustment to the warrant exercise price.  All of these warrants ceased to be classified as derivative liabilities as of March 28, 2012.

Liquidity and Capital Resources

Working Capital

Our working capital as of January 31, 2013 and July 31, 2012 is summarized as follows:

	At January 31, 2013 ($)	At July 31, 2012 ($)
Current assets	9,133,511	5,493,056
Current liabilities	2,689,421	2,023,156
Working capital	6,444,090	3,469,900

Current Assets

The increase in our current assets was primarily due to an increase in cash from $5,142,000 as of July 31, 2012, to $8,982,000 as of January 31, 2013, as a result of approximately $6.7 million received from our December 2012 Public Offering, offset by cash used in operations during the period ended January 31, 2013.  As of January 31, 2013, our current assets included cash and cash equivalents of $8,982,141.

Current Liabilities

Current liabilities at January 31, 2013 increased to $2,689,000 from $2,023,000 as of July 31, 2012. This increase was primarily due to the $1,000,000 reclassification to current liabilities of the December 31, 2013 payment due to Inovio in accordance with the Asset Purchase Agreement as more fully discussed in Note 6 to our consolidated financial statements.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the six month period ended January 31, 2013 was $2,593,000, as compared to $1,881,000 for the six month period ended January 31, 2012.  This increase was related to increased costs of operations, such as salary expense and associated costs, clinical trial costs, legal fees and professional fees, primarily related to an increase in our research and development activities.

Cash Used in Investing Activities

Cash used in investing activities for the six month period ended January 31, 2013 was $3,000 as compared to $20,000 for the period ended January 31, 2012 and related to the purchase of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $6,437,000 for the six month period ended January 31, 2013, and primarily related to cash received from the December 2012 Public Offering and the exercise of stock options and warrants, offset by a scheduled payment to Inovio in connection with the Asset Purchase Agreement. Cash used in financing activities was $100,000 for the six month period ended January 31, 2012 related to the scheduled payment made to Inovio in connection with the Asset Purchase Agreement.

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

On March 28, 2012, in the March 2012 Public Offering, we sold an aggregate of 31,000,000 shares of common stock and warrants to purchase 31,000,000 shares of common stock for an aggregate purchase price of $7.75 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We paid fees and expenses of $542,500 and issued warrants to purchase 1,550,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and a financial advisor in the March 2012 Public Offering. After deducting for fees and expenses, our aggregate net proceeds from the offering were approximately $7.2 million.

On December 17, 2012, in the December 2012 Public Offering, we sold an aggregate of 28,800,000 shares of the Company’s common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for an aggregate purchase price of $7.2 million.  The warrants have an exercise price of $0.26 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid fees and expenses of $504,000 and issued warrants to purchase 1,440,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and our financial advisors in the December 2012 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the offering were approximately $6.7 million.

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

As of January 31, 2013, we had cash and cash equivalents of approximately $8,982,000. We expect these funds to be sufficient to continue to operate our business for the next 12 months, including through the remainder of our fiscal period ended July 31, 2013. We are obligated to make payments to Inovio of $1,000,000 on March 24, 2013 and $1,000,000 on December 31, 2013. In addition to the funds raised in the December 2012 Public Offering we will require additional financing to fund our planned operations beyond the next twelve months, including the continuation of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.

If the investors and placement agents in the June 2011 Private Placement, March 2012 Public Offering and December 2012 Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $2 million, $11 million and $4 million, respectively. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. The exercise prices of the outstanding warrants currently exceed the current market price of our common stock on the OTC Bulletin Board. As a result, we may never receive proceeds from the exercise of such warrants.

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

Going Concern

As of January 31, 2013, we have incurred a net loss of $9,849,641 since our inception. In their report on the annual consolidated financial statements for the fiscal year ended July 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  As further discussed in Note 3 to the financial statements for the fiscal year ended July 31, 2012, during that fiscal year we incurred losses from operations, had negative working capital, and were in need of additional capital to grow our operations to become profitable.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (being our principal executive officer) and our Chief Financial Officer (being our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer, in their capacities as our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate any cash from operations and must raise additional funds in order to continue operating our business.  We expect our cash requirements over the annual fiscal period ending July 31, 2013, including our mandatory payments to Inovio under the Asset Purchase Agreement, to be approximately $6,400,000.  As of January 31, 2013, we had cash and cash equivalents of $8,982,142.  We expect these funds to be sufficient to continue to operate our business for the next 12 months.  However, we will require additional financing to fund our planned operations beyond this twelve month period, including the continuation of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.

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

Risks Related to Our Business

We have never generated revenue from our operations and our independent auditors have expressed substantial doubt about our ability to continue as a going concern

We have not generated any revenue from operations since our inception. During the period ended January 31, 2013, we incurred a net loss of $3,648,913. From inception through January 31, 2013, we incurred an aggregate loss of $9,849,641. We expect that our operating expenses will increase substantially over the 2013 fiscal year as we continue to pursue U.S. Food and Drug Administration (“FDA”) approval for our product candidates. We expect our expenses during our fiscal year ending July 31, 2013 to be approximately $6,400,000, including general and administrative expenses and our mandatory payments to Inovio but excluding the cost of any future acquisitions and development activities. As of January 31, 2013, we had cash and cash equivalents of $8,982,142.

As of July 31, 2012 these circumstances raise substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2012, which is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Certain of our core intellectual property is licensed from Inovio pursuant to a non-exclusive license.

As we describe elsewhere in this Report, on March 24, 2011, we completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”).  In connection with the closing of the Asset Purchase Agreement, we entered into a cross-license agreement with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain non-SECTA technology patents held by Inovio, and we granted to Inovio a limited, exclusive license to our acquired SECTA technology.  Our product candidates utilize the intellectual property we have licensed from Inovio pursuant to this non-exclusive license.  Because the license is non-exclusive, Inovio may use its technology to compete with us.  In addition, there are no restrictions on Inovio’s ability to license their technology to others.  As a result Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property.  In addition, Inovio may terminate the cross-license agreement with 30 days’ notice if they no longer utilize or sublicense the patent rights they have acquired from us pursuant to the cross-license.  If Inovio were to terminate the cross-license agreement, we would no longer have the right to use intellectual property that is core to our product candidates and we may be unable to continue our business.  If Inovio were to develop a competing product using the intellectual property that is covered by this non-exclusive license to us, or sublicense such intellectual property rights to others, we may have difficulty competing with such products.  In addition, investors may be unwilling to invest in our company if they believe we do not have sufficient rights to the intellectual property utilized in our product candidates.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011 we have completed a number of offerings of our common stock and warrants and have issued an aggregate of 125,902,000 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 18, 2012, the Company issued 150,000 shares of the Company’s common stock to the University of South Florida Research Foundation in connection with an agreement to license certain intellectual property to the Company entered into on August 24, 2012.  The shares have not been registered under the Securities Act and were issued in reliance on an exemption from the registration requirements of the Securities Act afforded by Section 4(2) thereof.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

Not applicable.

Item 5.  OTHER INFORMATION

None.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

10.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: March 15, 2013

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: March 15, 2013