Form 10-Q
period 2013-04-30
ONCOSEC MEDICAL Inc
filed 2013-06-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

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

118,014,224 shares of the registrant’s common stock were issued and outstanding as of June 14, 2013.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2013

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of April 30, 2013 and July 31, 2012

	(unaudited)
	April 30, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$7,329,272	$5,141,509
Prepaid expenses	127,598	343,180
Other current assets	15,721	8,367
Total Current Assets	7,472,591	5,493,056
Property and equipment, net	65,572	76,911
Intangible assets, net	1,335,991	1,858,770
Total Assets	$8,874,154	$7,428,737

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$518,492	$384,321
Accrued compensation	8,571	218,849
Accrued income taxes	2,400	3,200
Acquisition obligation, current	1,967,176	1,416,786
Total Current Liabilities	2,496,639	2,023,156
Acquisition obligation, net of current portion	—	979,316
Total Liabilities	2,496,639	3,002,472

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding - 117,859,000 and 87,856,000 common shares as of April 30, 2013 and July 31, 2012, respectively	11,786	8,786
Additional paid-in capital	11,319,463	5,593,567
Warrants issued and outstanding - 57,783,000 and 42,246,000 warrants as of April 30, 2013 and July 31, 2012, respectively	6,624,566	5,024,640
Deficit accumulated during the development stage	(11,578,300)	(6,200,728)
Total Stockholders’ Equity	6,377,515	4,426,265
Total Liabilities and Stockholders’ Equity	$8,874,154	$7,428,737

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations (unaudited)

	Three Months Ended April 30, 2013	Three Months Ended April 30, 2012	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Period from Inception (February 8, 2008) to April 30, 2013
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	707,660	701,201	2,362,872	1,725,194	5,416,022
General and administrative	1,001,518	887,648	2,941,625	2,238,222	7,179,182
Loss from operations	(1,709,178)	(1,588,849)	(5,304,497)	(3,963,416)	(12,595,204)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	1,613,329	—	4,192,781	3,150,985
Loss on extinguishment of debt	—	(761,492)	—	(761,492)	(761,492)
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	(19,481)	(74,562)	(71,075)	(236,864)	(337,642)
Interest expense	—	—	—	—	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net income (loss) before income taxes	(1,728,659)	(811,574)	(5,375,572)	(768,991)	(11,572,300)
Provision for income taxes	—	—	2,000	2,400	6,000
Net income (loss)	$(1,728,659)	$(811,574)	$(5,377,572)	$(771,391)	$(11,578,300)
Basic net income (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$(0.01)
Diluted net income (loss) per common share	$(0.01)	$(0.01)	$(0.05)	$(0.01)
Weighted average shares used in computing basic net income (loss) per common share	117,859,000	68,222,667	102,717,806	60,589,577
Weighted average shares used in computing diluted net income (loss) per common share	117,859,000	68,222,667	102,717,806	60,589,577

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit) (unaudited)

For the period from Inception (February 8, 2008) to April 30, 2013

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	750,000	75	134,925	—	—	—	135,000
Issuance of common stock upon exercise of warrants	303,000	30	132,410	(303,000)	(26,390)	—	106,050
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	357,272	—	—	—	357,272
Net loss	—	—	—	—	—	(5,377,572)	(5,377,572)
Balance, April 30, 2013	117,859,000	$11,786	$11,319,463	57,783,000	$6,624,566	$(11,578,300)	$6,377,515

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended April 30, 2013	Nine Months Ended April 30, 2012	Period from Inception (February 8, 2008) to April 30, 2013
Operating activities
Net income (loss)	$(5,377,572)	$(771,391)	$(11,578,300)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	550,890	532,828	1,519,161
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	761,492	761,492
(Gain) loss on adjustment to fair value of derivative liabilities	—	(4,192,781)	(3,150,985)
Non-cash interest expense	71,075	236,864	337,642
Share-based compensation	357,272	121,292	690,050
Common stock issued for services	34,500	249,000	366,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	215,582	50,229	(127,601)
(Increase) decrease in other current assets	(7,354)	(2,849)	(15,720)
(Decrease) increase in accounts payable and accrued liabilities	134,171	848	518,492
(Decrease) increase in accrued compensation	(210,278)	190,642	8,571
(Decrease) Increase in accrued income taxes	(800)	1,600	2,400
Net cash (used in) provided by operating activities	(4,232,514)	(2,822,226)	(9,812,708)
Investing activities
Purchases of property and equipment	(16,773)	(23,341)	(141,570)
Investment in intangible assets	—	—	(250,000)
Net cash (used in) provided by investing activities	(16,773)	(23,341)	(391,570)
Financing activities
Proceeds from issuance of common stock and warrants	7,200,000	7,750,000	19,089,000
Payment of financing and offering costs	(504,000)	(542,500)	(1,046,500)
Payment of amounts due under acquisition obligation	(500,000)	(250,000)	(750,000)
Proceeds from exercise of warrants and stock options	241,050		241,050
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash (used in) provided by financing activities	6,437,050	6,957,500	17,533,550
Net increase (decrease) in cash	2,187,763	4,111,933	7,329,272
Cash and cash equivalents, at beginning of period	5,141,509	2,457,693	—
Cash and cash equivalents, at end of period	$7,329,272	$6,569,626	$7,329,272

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$2,800	$800	$3,600

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$228,240	$276,980	$505,220
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$402,355	$402,355

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

Total depreciation expense recorded for the three and nine months ended April 30, 2013 was approximately $10,000 and $28,000 respectively.  Total depreciation expense for the three and nine months ended April 30, 2012 was approximately $8,000 and $25,000, respectively.

Net Income (Loss) Per Share

The Company computes basic net income (loss) per common share by dividing the applicable net income (loss) by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The Company did not include shares underlying stock options and warrants issued and outstanding during any of the periods presented in the computation of net income (loss) per share, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the three and nine months ended April 30, 2013, the Company recorded $3,000 and $9,000 in research and development expense, respectively, and $62,000 and $236,000 in general and administrative expense, respectively, for stock options granted to non-employees.  During the three and nine months ended April 30, 2012, the Company recorded $8,000 in research and development expense, and $25,000 in general and administrative expense for stock options granted to non-employees.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net income (loss) from operations for the three and nine months ended April 30, 2013 and 2012, or for the period from inception (February 8, 2008) through April 30, 2013.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of April 30, 2013 and July 31, 2012, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $11,578,300 as of April 30, 2013.

The Company does not currently believe its existing cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its planned operations, including research and development, clinical trials and commercialization of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (as further described in Note 5). In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire.  Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms.  If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

During the three months ended April 30, 2012, the estimated fair value of derivative liabilities increased by $1,613,329.  During the nine months ended April 30, 2012, the estimated fair value of derivative liabilities decreased by $4,192,781.  These amounts were recorded as other (expense) income during the three and nine months ended April 30, 2012, respectively.

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology (which we now refer to as the OncoSec Medical System, or OMS), including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011. The Asset Purchase Agreement has been amended by the parties to modify the schedule of payments to Inovio (see Note 6).

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

Patents are stated net of accumulated amortization of approximately $1,452,000 and $929,000 as of April 30, 2013 and July 31, 2012, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and nine months ended April 30, 2013 was approximately $174,000 and $523,000, respectively.  Amortization expense for the three and nine months ended April 30, 2012 was approximately $174,000 and $508,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the three and nine months ended April 30, 2013, no impairment was recorded.

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

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the First and Second Amendments to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011 and $145,000 as of March 24, 2012.  The increase in imputed interest as of the date of the Second Amendment was primarily due to the extended payment terms.  Non-cash interest expense recognized during the three and nine months ended April 30, 2013 was approximately $19,000 and $71,000, respectively.  Non-cash interest expense recognized during the three and nine months ended April 30, 2012 was approximately $35,000 and $121,000, respectively.  As of April 30, 2013, the outstanding acquisition obligation was reduced by a short-term imputed interest discount of approximately $33,000.

The Company evaluated both amendments in accordance with ASC 470-50.  The Company determined the modification of the terms upon entry into the First Amendment to the Asset Purchase Agreement on September 28, 2011, was not considered substantial as of that date.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the Amendment were recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable, starting September 28, 2011.  On March 24, 2012, the Company entered into the Second Amendment.  In accordance with the guidance, the Company evaluated the cumulative impact of both amendments and determined the modification of the terms of the Asset Purchase Agreement as a result of the Second Amendment was considered substantial.  The Company recorded the difference between the re-acquisition price and carrying value of the debt as of the modification date of March 24, 2012 as a loss on debt extinguishment of $761,492.  The loss on debt extinguishment recorded resulted in the write-off of the unamortized portion of the discount to the debt obligation initially recorded upon entry into the First Amendment in the amount of approximately $113,000 as of March 24, 2012.  As of March 24, 2012, the acquisition obligation’s fair value was $2,504,178.  During the three and nine months ended April 30, 2012, approximately $39,000 and $115,000 was recognized as non-cash interest expense for amortization of the discount to the acquisition obligation.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•                  $   250,000 - Upon the closing of the Asset Purchase Agreement

•                  $   100,000 - September 30, 2011

•                  $   150,000 - March 31, 2012

•                  $   500,000 - September 24, 2012

•                  $ 1,000,000 - March 31, 2013

•                  $ 1,000,000 - December 31, 2013

On March 24, 2011, September 30, 2011, March 30, 2012 and September 24, 2012, the Company made payments of $250,000, $100,000, $150,000 and $500,000, respectively, to Inovio.  On May 15, 2013, the Company made the March 31, 2013 payment of $1,000,000 to Inovio, which payment did not constitute a default under the Asset Purchase Agreement.

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

On June 24, 2011, in connection with the closing of the June 2011 Private Placement, the Company and the Purchasers entered into a registration rights agreement pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the warrants issued in the June 2011 Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June 2011 Private Placement.  As of April 30, 2013 the Company was in compliance with the requirements set forth in the registration rights agreement.

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

The change in the estimated fair value of the Series A and C Warrants during the three and nine months ended April 30, 2012, resulted in other income of $1,613,329 and $4,192,781, respectively. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

The derivative liabilities were valued as of March 28, 2012, using a Monte Carlo valuation model with the following assumptions:

March 28, 2012
Closing price per share of common stock	0.22
Exercise price per share	0.50
Expected volatility	125.0%
Risk-free interest rate	1.05%
Dividend yield	—
Floor price	0.50
Remaining expected term of underlying securities (years)	4.24

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

Note 8— Other Equity and Common Stock Transactions

On March 1, 2011, the Company effected a 32 for one forward stock split of its authorized, issued and outstanding common stock.  As a result, its authorized capital increased from 100,000,000 shares of common stock at $0.001 par value to 3,200,000,000 shares of common stock at $0.0001 par value, and its outstanding common stock has increased from 2,140,000 shares of common stock to 68,480,000 shares of common stock as of that date.  The accompanying consolidated financial statements for the annual prior periods presented have been retroactively adjusted to reflect the effects of the forward stock split.

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

On September 28, 2011, in consideration for the First Amendment entered into with Inovio, the Company issued to Inovio a warrant to purchase 1,000,000 shares of the Company’s common stock (see Note 6).  The warrant has an exercise price of $1.20 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  The Company completed an evaluation of the warrant issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet. The fair value of the warrant was $228,509 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 87.62%, and a risk-free interest rate of 0.96%).  In accordance with the guidance, the fair value of the warrant was recorded as a discount to the acquisition obligation and amortized to interest expense over the remaining term of the modified obligation payable (see Note 6).

On March 24, 2012, in consideration for the Second Amendment entered into with Inovio, the Company issued to Inovio a warrant to purchase 3,000,000 shares of the Company’s common stock (see Note 6).  The warrant has an exercise price of $1.00 per share, is exercisable immediately upon issuance and has an exercise term of five years.  The warrant also contains a mandatory exercise provision allowing the Company to request the exercise of the warrant in whole provided that the Company’s Daily Market Price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  The Company completed an evaluation of the warrant issued in connection with this private placement and determined the warrants should be classified as equity within the consolidated balance sheet. The fair value of the warrant was $729,602 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 125.0%, and a risk-free interest rate of 1.04%).  In accordance with the applicable guidance, the fair value of the warrant was recorded as part of the loss on debt extinguishment as of the issuance date (see Note 6).

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

At April 30, 2013 the Company had outstanding warrants to purchase 57,783,000 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and December 2017.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 9 — Stock-Based Compensation

In May 2011, the Company’s Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”).  The 2011 Plan was approved by the Company’s stockholders in March 2012 and originally authorized the Board of Directors to grant incentive stock options and non-statutory stock options to employees, directors, and consultants for up to 5,200,000 shares of common stock.  On April 15, 2013, the Company’s stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 3,800,000 shares of common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 9,000,000 shares. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period specified in individual option agreements entered into with grantees, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

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

During the quarter ended April 30, 2013, the Company granted options to purchase 815,000 shares of the Company’s common stock to employees and directors under the 2011 Plan.  The options issued to employees have a ten-year term, vest over three years and have exercise prices ranging from $0.23 to $0.26. The options issued to directors have a ten-year term, vest over one year and have an exercise price of $0.25.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine months ended April 31, 2013 and 2012, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the fair value of share-based compensation during the three and nine month periods ended:

	April 30, 2013	April 30, 2012
Expected volatility	81.92% - 97.85%	85.96 - 125.00%
Risk-free interest rate	0.31% - 1.97%	0.82 - 2.08%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 - 10 years	5 - 10 years

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

Share-based compensation expense recorded in the Company’s consolidated statement of operations resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $90,000 and $357,000, for the three and nine months ended April 30, 2013.  Of this balance, $1,000 and $32,000 was recorded to research and development, and $89,000 and $325,000 was recorded in general and administrative in the Company’s consolidated statement of operations for the three and nine months ended April 30, 2013, respectively.

A summary of the Company’s stock option activity for the nine month period ended April 30, 2013, is as follows:

	Option Shares Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2012	3,175,000	$0.24	$24
Granted	2,200,000	0.21	165
Exercised	(750,000)	0.18	50
Forfeited / Cancelled	(273,500)	0.33	—
Balance at April 30, 2013	4,351,500	$0.23	$275

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18 - 0.42	4,351,500	6.94	$0.23	3,060,699	5.85	$0.22

The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2013 was $0.18 and $0.15, respectively.  As of April 30, 2013, there was approximately $206,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.68 years.

Note 10—Income Taxes

The Company uses the asset and liability method of accounting for income taxes, in accordance with ASC 740-10, which requires the recognition of deferred tax liabilities for taxable temporary differences and deferred tax assets for deductible temporary differences and operating loss carryforwards using enacted tax rates in effect in the years the differences are expected to reverse. Deferred income tax benefit or expense is recognized as a result of changes in net deferred tax assets or deferred tax liabilities. A valuation allowance is recorded when it is more likely than not that some or all of any deferred tax assets will not be realized. As of April 30, 2013 and July 31, 2012, the Company recorded a full valuation allowance on its deferred tax assets.

Note 11—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On May 12, 2011, the Company entered into a one-year lease agreement for office space, with a base annual rent of $42,000.  On June 1, 2012, the Company entered into an amendment to its lease agreement.  The lease amendment extended the lease term for a period of seven months commencing on June 1, 2012, through December 31, 2012.  The amendment also increases the base monthly rent to approximately $10,000.  On December 18, 2012, the Company entered into a second amendment to its lease agreement.  The second amendment extended the lease term for a period of nine months commencing on January 1, 2013 through June 30, 2013, with no changes to remaining terms of the lease.

On May 18, 2011, the Company entered into Employment Agreements with a term of five years with its President and Chief Executive Officer, its Chief Business Officer and its VP Finance and Controller (the “Officers”). Under the terms of the agreements, if any of the Officers are terminated other than for cause, death or disability, or if the case of termination of employment with the Company for good reason, the Officers are entitled to receive (i) severance payments equal to between nine and twenty four months of base salary, (ii) a pro rata percentage of the annual bonus received the prior fiscal year and (iii) payment of health benefits for a period between nine and twenty four months, conditioned on the execution of a release.  In addition, in the event of a change in control of the Company, the agreements provide for the acceleration of vesting of any unvested stock options outstanding.  Effective April 26, 2012, as a result of the termination of employment of the Company’s Chief Business Officer and his execution of a release, the Company recorded a severance liability of $220,000 in accordance with the terms of the Employment Agreement and the separation release.

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service (“IRS”) imposed maximum limits. The terms of the plan allows for discretionary employer matching contributions. No employer matching contributions were made during the three and nine months ended April 30, 2013.

Note 12—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the amendments (and related warrants) disclosed in Notes 6 and 8, while performing his duties as Executive Chairman of Inovio.

Note 13—Subsequent Event

On May 15, 2013, the Company made a payment of $1,000,000 to Inovio under the Asset Purchase Agreement (see Note 6).

On May 31, 2013, the Company entered into a thirty-eight month lease agreement for office space scheduled to commence on July 1, 2013, with an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.

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

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to continue as a going concern; our need to raise additional capital and our ability to obtain financing; uncertainties inherent in pre-clinical studies and clinical trials and our ability to commercialize our products; our expected reliance on third parties; general economic and business conditions; our limited operating history; our ability to recruit and retain qualified personnel; competition we face within our industry; our ability to manage future growth; our ability to develop our planned products; our ability to protect our intellectual property; and various risks related to our common stock.  These forward-looking statements speak only as of the date of this Form 10-Q, except as required by applicable law, we do not intend to update any of these forward-looking statements.

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

Liquidity

As further discussed in “Liquidity and Capital Resources” below, we will need to raise additional funds in order to continue operating our business.  We do not currently believe our existing cash resources are sufficient to meet its anticipated needs during the next twelve months.

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

Facility Lease

On May 31, 2013, the Company entered into a thirty-eight month lease agreement for office space scheduled to commence on July 1, 2013, with an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.

December 2012 Public Offering

On December 17, 2012, we completed a registered public offering of an aggregate of 28,800,000 shares of the Company’s common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for gross proceeds to the Company of $7.2 million (the “December 2012 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the December 2012 Public Offering were approximately $6.7 million.  In connection with the offering, we agreed to pay or issue to Dawson James Securities, Inc. (“Dawson”) as placement agent (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 1,440,000 shares of the Company’s common stock (the “December 2012 Placement Agent Warrants”).  The December 2012 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on December 11, 2017.

March 2012 Public Offering

In March 2012, we completed a registered public offering of an aggregate of 31,000,000 shares of common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock at an aggregate purchase price of $7.75 million (the “March 2012 Public Offering”).  After deducting for fees and expenses, the aggregate net proceeds to us from the March 2012 Public Offering were approximately $7.2 million.  The warrants issued in the offering have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants. In connection with the offering, we agreed to pay or issue to Rodman & Renshaw, LLC (“Rodman”) as placement agent (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 1,550,000 shares of common stock (the “March 2012 Placement Agent Warrants”).  The March 2012 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on March 23, 2017.

None of the December 2012 Placement Agent Warrants, the March 2012 Placement Agent Warrants nor the shares of the Company’s common stock underlying such warrants have been registered under the Securities Act of 1933, as amended (the “Securities Act”). We completed an evaluation of all of the warrants issued in connection with the December 2012 Public Offering and the March 2012 Public Offering and determined the warrants should be classified as equity within the consolidated balance sheet.

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

Results of Operations for the Nine Months Ended April 30, 2013 Compared to the Nine Months Ended April 30, 2012

The unaudited consolidated financial data for the nine months ended April 30, 2013 and April 30, 2012 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	April 30, 2013 ($)	April 30, 2012 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	2,362,872	1,725,194	637,678	37
General and administrative	2,941,625	2,238,222	703,403	31
Loss from operations	(5,304,497)	(3,963,416)	1,341,081	34
Other income (expense)
Interest expense — non-cash	(71,075)	(236,864)	(165,789)	(70)
Loss on extinguishment of debt		(761,492)	(761,492)	(100)
Adjustments to fair value of derivative liabilities	—	4,192,781	(4,192,781)	(100)
Net income (loss) before income taxes	(5,375,572)	(768,991)	(4,606,581)	**
Income tax provision	2,000	2,400	(400)	(17)
Net income (loss)	(5,377,572)	(771,391)	(4,606,181)	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

The $638,000 increase in research and development expenses for the nine month period ended April 30, 2013 as compared to the nine month period ended April 30, 2012 was mainly the result of increases in salary and associated costs of $10,000, clinical trial expenses of $578,000, amortization expense of $14,000 and travel and related costs of $10,000.  We expect research and development to account for a significant portion of our total expenses in the future, and to continue to increase in future periods as we continue to focus on designing and developing our therapies.

General and Administrative

The $703,000 increase in general and administrative expenses for the nine month period ended April 30, 2013 as compared to the nine month period ended April 30, 2012 was primarily the result of increased salary and associated costs of $8,000, corporate communications costs of $186,000 consisting primarily of investor relation services, contract labor costs of $68,000, rental expense of $62,000, conference registration fees of $44,000, share based compensation expense of $243,000 as well as other general corporate matters and increased travel and associated costs of $57,000.

Other Income (Expense)

The $3,123,000 decrease in other income for the nine month period ended April 30, 2013 as compared to the comparable period ended April 30, 2012 was due to the recording of other income of $4,193,000 as a result of the adjustment to fair value of the derivative liabilities as of April 30, 2012. In connection with the June 2011 Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, certain warrants issued in connection with the June 2011 Private Placement were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements.  All of these warrants ceased to be classified as derivative liabilities as of March 28, 2012.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2013 and July 31, 2012 is summarized as follows:

	At April 30, 2013 ($)	At July 31, 2012 ($)
Current assets	7,472,591	5,493,056
Current liabilities	2,496,639	2,023,156
Working capital	4,975,952	3,469,900

Current Assets

The increase in our current assets was primarily due to an increase in cash from $5,142,000 as of July 31, 2012, to $7,329,000 as of April 30, 2013, as a result of approximately $6.7 million received from our December 2012 Public Offering, offset by cash used in operations during the period ended April 30, 2013.  As of April 30, 2013, our current assets included cash and cash equivalents of $7,329,272.

Current Liabilities

Current liabilities at April 30, 2013 increased to $2,497,000 from $2,023,000 as of July 31, 2012. This increase was primarily due to the $1,000,000 reclassification to current liabilities of the December 31, 2013 payment due to Inovio offset by the $500,000 payment made on September 24, 2012, in accordance with the Asset Purchase Agreement as more fully discussed in Note 6 to our consolidated financial statements .

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine month period ended April 30, 2013 was $4,233,000, as compared to $2,822,000 for the nine month period ended April 30, 2012.  This increase was related to increased costs of operations, such as salary expense and associated costs, clinical trial costs, legal fees and professional fees, primarily.

Cash Used in Investing Activities

Cash used in investing activities for the nine month period ended April 30, 2013 was $17,000 as compared to $23,000 for the comparable period ended April 30, 2012 and related to the purchase of property and equipment.

Cash Provided by Financing Activities

Cash provided by financing activities was $6,437,000 for the nine month period ended April 30, 2013, and primarily related to cash received from the December 2012 Public Offering and the exercise of stock options and warrants, offset by a scheduled payment to Inovio in connection with the Asset Purchase Agreement. Cash provided by financing activities was $6,958,000 for the nine month period ended April 30, 2012 and primarily related to cash received from the March 2012 Public Offering offset by scheduled payments to Inovio in connection with the Asset Purchase Agreement.

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

On March 28, 2012, in the March 2012 Public Offering, we sold an aggregate of 31,000,000 shares of our common stock and warrants to purchase 31,000,000 shares of common stock for an aggregate purchase price of $7.75 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We paid fees and expenses of $542,500 and issued warrants to purchase 1,550,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and a financial advisor in the March 2012 Public Offering. After deducting for fees and expenses, our aggregate net proceeds from the offering were approximately $7.2 million.

On December 17, 2012, in the December 2012 Public Offering, we sold an aggregate of 28,800,000 shares of our common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for an aggregate purchase price of $7.2 million.  The warrants have an exercise price of $0.26 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid fees and expenses of $504,000 and issued warrants to purchase 1,440,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and our financial advisors in the December 2012 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the offering were approximately $6.7 million.

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

We estimate our operating expenses and working capital requirements for our fiscal year ending July 31, 2013 to be approximately as follows:

Expense	Amount
Product development	$3,000,000
Employee compensation	2,100,000
General and administration	1,700,000
Professional services fees	600,000
Total	$7,400,000

The foregoing includes product development, employee compensation, general and administrative and professional services fees of approximately $6,300,000 as of April 30, 2013 and also includes the $1,000,000 payment we made to Inovio in May 2013.  As of April 30, 2013, we had cash and cash equivalents of approximately $7,329,000. We expect these funds to be sufficient to continue to operate our business through the remainder of our fiscal year ending July 31, 2013; however, based on our current operating expenses and working capital requirements as well as our obligation to fund the remaining $1,000,000 payment to Inovio on December 31, 2013, we do not currently believe our existing cash resources are sufficient to meet our anticipated needs during the next twelve months.  In addition to the funds raised in the December 2012 Public Offering we will require additional financing to fund our planned future operations, including the continuation of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.

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

Going Concern

As of April 30, 2013, we have incurred a net loss of $11,578,300 since our inception. In their report on the annual consolidated financial statements for our fiscal year ended July 31, 2012, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern.  As further discussed in Note 3 to the financial statements for our fiscal year ended July 31, 2012, during that fiscal year we incurred losses from operations, had negative working capital, and were in need of additional capital to grow our operations to become profitable.  Management’s plans are to continue to seek funding from our stockholders and other qualified investors in order to pursue our business plan.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not Applicable.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

ITEM 1A.  RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. If any of the following events, described as risks, actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment in our securities. An investment in our securities is speculative and involves a high degree of risk. You should not invest in our securities if you cannot bear the economic risk of your investment for an indefinite period of time and cannot afford to lose your entire investment. There may be additional risks that we do not presently know of or that we currently believe are immaterial which could also impair our business and financial position.

We must raise additional capital in order to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate, and may never generate, any cash from operations and must raise additional funds in order to continue operating our business.  We estimate our cash requirements for our annual fiscal period ending July 31, 2013, inclusive of our $1,000,000 payment in May 2013 to Inovio under the Asset Purchase Agreement, to be approximately $7,400,000.  As of April 30, 2013, we had cash and cash equivalents of $7,329,272.  We expect these funds to be sufficient to continue to operate our business through the remainder of our fiscal year ending July 31, 2013.  However, we do not currently believe our existing cash resources are sufficient to meet out anticipated needs during the next twelve months.  We will require additional financing to fund our planned future operations, including the continuation of our ongoing clinical trials, commercializing any assets obtained under the Asset Purchase Agreement, seeking to license or acquire new assets, and researching and developing any potential patents, the related compounds and any further intellectual property that we may acquire.

We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.  We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. We will require additional financing to fund our planned operations, including developing and commercializing the assets obtained under the Asset Purchase Agreement with Inovio, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

Risks Related to Our Business

We have never generated revenue from our operations and our independent auditors have expressed substantial doubt about our ability to continue as a going concern

We have not generated any revenue from operations since our inception. During the nine month period ended April 30, 2013, we incurred a net loss of $5,377,572. From inception through April 30, 2013, we incurred an aggregate loss of $11,578,300. We expect that our operating expenses will continue to increase as we continue to pursue U.S. Food and Drug Administration (“FDA”) approval for our product candidates. As of July 31, 2012 these circumstances raised substantial doubt about our ability to continue as a going concern, as described in the explanatory paragraph to our independent auditors’ report on our financial statements for the year ended July 31, 2012, which is included in our Annual Report on Form 10-K for the fiscal year ended July 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on October 15, 2012. Although our financial statements raise substantial doubt about our ability to continue as a going concern, they do not reflect any adjustments that might result if we are unable to continue our business. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

We may be unable to successfully develop and commercialize the assets we have acquired, or acquire, or develop and commercialize new assets and product candidates.

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

Certain of our intellectual property is licensed from Inovio pursuant to a non-exclusive license.

As we describe elsewhere in this Report, on March 24, 2011, we completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”).  In connection with the closing of the Asset Purchase Agreement, we entered into a cross-license agreement with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain non-SECTA technology patents held by Inovio, and we granted to Inovio a limited, exclusive license to our acquired SECTA technology.  While we do not currently rely on the intellectual property we have licensed from Inovio pursuant to this non-exclusive license, our product candidates may in the future utilize this intellectual property.  Because the license is non-exclusive, Inovio may use its technology to compete with us.  In addition, there are no restrictions on Inovio’s ability to license their technology to others.  As a result Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property.  In addition, either party may terminate the cross-license agreement with 30 days’ notice if they no longer utilize or sublicense the patent rights they have acquired pursuant to the cross-license.  If either party were to terminate the cross-license agreement, they would no longer have the right to use intellectual property that is subject to the cross-license agreement.

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

Acquisition of the OMS technology included an extensive clinical database from two Phase III clinical trials that were halted before enrollment was completed. In 2007, these two Phase III clinical trials, HNBE-01 and HNBE-02, which were designed to evaluate the use of the NeoPulse technology as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck were halted as a result of a recommendation from the Data Monitoring Committee (DMC). The DMC cited concerns regarding efficacy and safety, including mortality rates and enrollment futility. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for these recurrent head and neck cancer studies suggested an unfavorable benefit-to-risk profile for the NeoPulse arm relative to the surgery arm. Without conducting further analysis, enrollment for both studies were halted, however the treated patients were followed up to two years to further evaluate safety and efficacy, as per the protocol, and the clinical trials were not reinitiated. Upon acquisition of the OMS technology, OncoSec has since carried out extensive analysis of the available data from 214 patients treated in both Phase III studies, which indicated that there were no statistically significant differences between time to death or duration of local control between the control or experimental arms, or the combined groups across studies. Furthermore, none of the other parameters examined, including demographics, time since original diagnosis, prior therapies or tumor stage, showed any significant statistical difference between these parameters.  OncoSec is continuing to evaluate this data, however if we are unable to partner, initiate or complete new Phase III or pivotal clinical studies, we will be unable to commercialize the NeoPulse technology.

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

Our articles of incorporation authorize the issuance of up to 3,200,000,000 shares of common stock with a par value of $0.0001 per share. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.  The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current shareholders. Further, such issuance may result in a change of control of our corporation.

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

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of June 14, 2013 in addition to 117,859,000 shares of common stock issued and outstanding, we currently have 9,000,000 shares reserved for issuance under equity compensation plan for vested and unvested stock options. We also have 57,783,000 shares reserved for issuance on the exercise of outstanding warrants. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 14, 2013

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: June 14, 2013