Form 10-K
period 2013-07-31
ONCOSEC MEDICAL Inc
filed 2013-09-27
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9810 Summers Ridge Road, Suite 110

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2013 totaled approximately $23,000,000 based on the closing price of $0.22. As of September 27, 2013, there were 170,838,526 shares of the Company’s common stock ($0.0001 par value) outstanding.

This Annual Report in Form 10-K contains forward-looking statements that involve risks, uncertainties and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Annual Report on Form 10-K other than statements of historical fact could be deemed forward-looking statements.

By their nature, forward-looking statements speak only as of the date they are made, are neither statements of historical fact nor guarantees of future performance and are subject to risks, uncertainties, assumptions and changes in circumstances that are difficult to predict or quantify. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks identified in the section entitled “Risk Factors” in Part I, Item IA of this Annual Report, and similar discussions in our other filings with the Securities and Exchange Commission (the “SEC”).  If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: uncertainties inherent in pre-clinical studies and clinical trials; our need to raise additional capital and our ability to obtain financing; general economic and business conditions; our ability to continue as a going concern; our limited operating history; our ability to recruit and retain qualified personnel; our ability to manage future growth; our ability to develop our planned products; and our ability to protect our intellectual property.

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

PART I

ITEM 1.  BUSINESS

The following discussion should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Overview

We are an emerging drug-medical device and therapeutic company focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors that have unmet medical needs or where currently approved therapies are inadequate based on their efficacy or side-effects.  Our company was incorporated under the laws of Nevada on February 8, 2008 as Netventory Solutions Inc. Initially, we provided online inventory services to small and medium sized companies. In March 2011, we changed our name to “OncoSec Medical Incorporated” and acquired from Inovio Pharmaceuticals, Inc. (“Inovio”) certain assets related to the use of drug-medical device combination products for the treatment of various cancers. With this acquisition, we have abandoned our efforts in the online inventory services industry and are focusing our efforts in the biomedical industry.

Our Strategy

The assets we acquired include intellectual property relating to certain delivery technologies, which we refer to as the OncoSec Medical System (“OMS”), a therapeutic approach which is based on the use of an electroporation delivery device in combination with an approved chemotherapeutic drug and a DNA-based cytokine to treat solid tumors.  These two different approaches represent unique therapeutic modalities, ImmunoPulse and NeoPulse.  Our ImmunoPulse approach is based on the use of electroporation to enhance the local delivery of DNA plasmids which, upon uptake into cells, direct the production of immunostimulatory cytokines to generate a local, regional and systemic immune response for the treatment of various cutaneous cancers.  NeoPulse utilizes our electroporation technologies for the local delivery of the chemotherapeutic drug bleomycin to treat solid tumors.  OMS consists of an electrical pulse generator console and various disposable applicators specific to the individual tumor size, type and location and is designed to increase the permeability of cancer cell membranes and, as a result, increases the intracellular delivery of selected therapeutic agents.  Using either ImmunoPulse, a DNA-based immunotherapy or NeoPulse, a therapy to treat solid tumors, our mission is to enable people with cancer to live longer with a better quality of life than otherwise possible or available with existing therapies.

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

The NeoPulse approach has been developed up to Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer and Phase I/II for the treatment of recurrent breast cancer. NeoPulse has potential application in a wide range of solid tumors, including basal cell carcinoma, squamous cell carcinoma, melanoma, breast, prostate, and pancreatic cancers.  In addition, Phase IV pre-marketing studies to support the commercialization of NeoPulse in Europe have also been performed for the treatment of primary and recurrent head and neck cancers and cutaneous skin cancers.  We are actively pursuing opportunities primarily focused in Europe, Asia and North America to partner NeoPulse for further clinical development and commercialization.

When detected early and still confined to a single location, cancer may be cured by surgery or radiation and potentially, by promising new technologies such as NeoPulse. However, neither surgery nor radiation can cure cancer that has spread throughout the body. Although chemotherapy can sometimes effectively treat cancer that has spread throughout the body, a number of non-cancerous cells, such as bone marrow cells, are also highly susceptible to chemotherapy. As a result, chemotherapy often has fairly significant side effects. In addition, it is common to see cancer return after apparently successful treatment by each of these means.  We hope that ImmunoPulse can offer a solution for systemic diseases with an improvement in safety and quality of life for patients over conventional systemic treatments such as chemotherapy.

Immunotherapy, a process which uses the patient’s own immune system to treat cancer, may have advantages over surgery, radiation, and chemotherapy. Many cancers appear to have developed the ability to “hide” from the immune system. A treatment that can augment the immune response against tumor cells by making the cancer more “visible” to the immune system would likely represent a significant improvement in cancer therapy. Immune-enhancing proteins such as interleukin-2, or IL-2, and interferon-alpha, or IFN- a, have shown encouraging results. However, these agents often require frequent doses that may result in severe side effects.

Two recent drugs for metastatic melanoma were approved in 2011, both on the basis of increased survival. Yervoy ®, a monoclonal antibody marketed by Bristol-Myers Squibb Co., stops the suppression of T-cells that can seek out and destroy melanoma cells. Zelboraf ®, a B-Raf inhibitor marketed by Roche and Daiichi Sankyo, interrupts a key process in melanoma growth in patients with a particular melanoma mutation. Both drugs are associated with significant side effects, and neither is considered a cure for melanoma.

In May 2013, two new drugs for metastatic melanoma were approved. Tafinlar® and Mekinist™ are single-agent oral treatments for the treatment of unresectable metastatic melanoma. Like Zelboraf®, both of these new agents interrupt a key process in melanoma growth by inhibiting the MAP Kinase signaling pathway. Also, like Zelboraf, these agents can cause significant side effects and long-term use may lead to drug resistance by tumor cells.

Our current ImmunoPulse clinical-stage approach consists of directly injecting solid tumors with a DNA plasmid which, upon uptake into cells, direct the production of the encoded immunostimulatory cytokine to generate a loco-regional immune response against the tumor, which potentially may result in a systemic immune response. The ease of manufacture, convenience, and ability to repeat administration may offer advantages over current modalities of therapy. In addition, cancer therapies using non-viral DNA delivery may offer an added margin of safety compared with viral-based delivery, as no viral particles or other potentially infectious agents are contained in the formulation.  A Phase I clinical trial using our ImmunoPulse approach has been completed and three Phase II clinical trials focused on melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma have been initiated.

Our business model is based on a development strategy that leverages previous in-depth clinical experiences, previous approvals for the electroporation-based devices and late stage clinical studies in the United States and Europe.  We may seek regulatory approvals to initiate specific studies in target markets to collect safety, clinical, reimbursement, and pharmacoeconomic data as part of our development strategy. Our clinical development strategy includes completing the necessary additional clinical trials in accordance with FDA guidelines for cutaneous cancers including select rare cancers that have limited, adverse or no therapeutic alternatives.  Our strategy also includes expanding the applications of our technologies through strategic collaborations or evaluation of other opportunities such as in-licensing and strategic acquisitions.  We may collaborate with major pharmaceutical and biotechnology companies and government agencies, providing us access to complementary technologies or greater resources. These business activities are intended to provide us with mutually beneficial opportunities to expand or advance our product pipeline and serve significant unmet medical needs. We may license our intellectual property to other companies to leverage our technologies for applications that may not be appropriate for our independent product development.

Asset Acquisition

On March 14, 2011, we entered into an Asset Purchase Agreement (as amended, the “Asset Purchase Agreement”) with Inovio to acquire certain assets from Inovio related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation (that we refer to as the OMS).  The asset purchase was completed on March 24, 2011.  On September 28, 2011 and March 24, 2012, we entered into amendments to the Asset Purchase Agreement to amend certain of the payment terms.  We acquired various assets from Inovio related to the OMS technology.

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize our OMS technology.  We have entered into amendments to the Asset Purchase Agreement with Inovio in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications). We recently made a payment of $1 million to Inovio in May 2013 and we are required to make a final payment to Inovio of $1 million on December 31, 2013. In consideration for the First Amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share.  In consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share.  Each of the warrants is subject to a five year term.  Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our consolidated balance sheet.

We are also party to a cross-license agreement with Inovio, which we entered into concurrently with the closing of our asset acquisition. This agreement provides for the exclusive license to Inovio of rights related to certain OMS technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation and for the non-exclusive cross-license by Inovio to us of rights related to certain non-OMS technology patents in the OMS field in exchange for specified sublicensing and other licensing fees and royalties.

University of South Florida License

On August 24, 2012, we secured an exclusive license for specific patented technology from the University of South Florida Research Foundation relating to the delivery of gene-based therapeutics via intratumoral and intramuscular electroporation. This patent directly supports our clinical development focus in solid tumor applications and specifically metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma using our ImmunoPulse therapy, and extends patent protection for the ImmunoPulse technology to the year 2024.

The OncoSec Medical System

Many drugs and DNA-based therapeutics must enter the target cell through its membrane in order to perform their intended function.  However, the effectiveness of these medicines is limited since gaining entry into target cells through the outer membrane can be a significant challenge.  In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to the cell resulted in a temporary and reversible increase in the permeability of the cell membrane.  As a consequence, it was also demonstrated that there was a subsequent increase in the ability of both small and large molecules to move between the cell exterior and interior via the newly formed membrane pores.

The transient, reversible nature of the electrical permeabilization of cell membranes and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our OMS therapeutic approach.  OMS consists of an electrical pulse generator console and various disposable applicators specific to the individual tumor size, type and location.  While the extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, research with OMS has demonstrated an increase of cellular uptake of chemical molecules from 1,000-8,000 fold above baseline.  Once inside of the cell, the membrane permeability decreased thereby trapping the molecules within the cell and allowing them to perform their function.  The enhanced delivery of these agents may result in the ability to not only improve cytotoxicity and therapeutic value but also to lower the required doses and thereby providing a potentially safer treatment.

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

A Phase I clinical trial in metastatic melanoma has been completed using ImmunoPulse to deliver plasmid-DNA encoding for the IL-12 cytokine.  The study was designed to assess both the adaptive and innate immunity responses from the targeted delivery of the IL-12 into melanoma tumor cells.  Published data have suggested that gene transfer utilizing in vivo DNA electroporation in metastatic melanoma showed that it was safe, effective, reproducible, and titratable.  The findings also demonstrated not only regression of treated melanoma skin lesions, but also regression of distant untreated lesions, suggesting a systemic immune response to the localized treatment.  These results are significant and thus we are now planning to further develop of OMS for the delivery of plasmid-DNA encoding for the IL-12 cytokine in a Phase II clinical trial that has been initiated.

Drug Delivery With Electroporation — NeoPulse

The chemotherapeutic approach of our NeoPulse platform was formerly described as Selective Electrochemical Tumor Ablation (SECTA).  NeoPulse utilizes electroporation technologies for the local delivery of the chemotherapeutic drug bleomycin to treat solid tumors.  The approach has demonstrated safety and efficacy in a wide range of solid tumors including, basal cell, squamous cell, melanoma, breast, prostate, and pancreatic cancers.  NeoPulse has been developed up to Phase III clinical trials in the United States for the treatment of recurrent head and neck cancer and in Phase I/II for the treatment of recurrent breast cancer.  In addition, Phase IV pre-marketing studies to support the commercialization of the OMS system in Europe were also performed for the treatment of primary and recurrent head and neck cancers and cutaneous skin cancers.  The previous sponsor of these studies (Inovio Pharmaceuticals, Inc.) elected not to conclude the clinical testing but rather monetize certain SECTA assets in order to pursue a more focused strategy for development of DNA vaccines.

Clinical Program

We initiated three Phase II clinical trials to assess the cancer-destroying and tissue-sparing properties of the ImmunoPulse technology in patients with melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma during calendar year 2012.  Our lead ImmunoPulse candidate for these trials is a DNA plasmid coding for IL-12 that is delivered using our OMS electroporation device. While the DNA IL-12 immunotherapy is administered locally, results from preclinical and Phase I clinical trials indicated that the therapy was safe and without toxic side effects.  Although Phase I trials are designed to study only safety and tolerability, our Phase I trial suggested that our ImmunoPulse produced both a local and systemic effect against cancerous cells. All three Phase II clinical trials were initially physician-sponsored open label, multi-center trials. As of the date of this filing, all three physician sponsored Investigational New Drug (IND) applications have been transferred to the Company.

Phase II Melanoma Trial (OMS-I100)

Our melanoma trial, entitled “Phase II trial of intratumoral pIL-12 electroporation in advanced stage cutaneous and in transit malignant melanoma,” is a single dose trial treating approximately 25 patients. The primary endpoint is objective response rate (local and distant) at six months. Secondary trial endpoints include time to objective response (complete and partial responses), duration of distant response and overall survival. We are building on positive Phase I dose escalation trial results in 24 patients with metastatic melanoma treated with pIL-12 in combination with electroporation. That study established safety and tolerability and suggested a systemic objective response in more than half of the subjects; 15% of patients showed 100% clearance of distant, non-treated tumors. Based on historical data, less than 0.25% of patients would have been expected to see regression in their untreated tumors.

Phase II Merkel Cell Carcinoma Trial (OMS-I110)

Merkel cell carcinoma is a rare but lethal skin cancer affecting about 1,500 people each year with 33% mortality rate. Current outcomes to chemotherapy treatment have demonstrated short-lived responses with no clear impact on overall survival. Our clinical trial, entitled “A Phase II study of intratumoral injection of interleukin-12 plasmid and in vivo electroporation in patients with Merkel cell carcinoma,” is a single dose, open label trial in 15 patients. The study’s endpoints are IL-12 gene expression in tumor tissue at three to four weeks post-treatment and secondary endpoints will evaluate objective response rates (both local and distant) at six months post-treatment, time to relapse or progression and overall survival. This study will evaluate the safety and tolerability of DNA IL-12 as a treatment for Merkel cell carcinoma and aims to further validate the findings from the Phase I dose escalation trial carried out in 24 metastatic melanoma patients.

Phase II Cutaneous T-Cell Lymphoma (OMS-I120)

Cutaneous T-cell lymphoma, or CTCL, is a rare disease affecting approximately 3,000 people each year with current therapies requiring life-long management and treatment. Today’s treatment methods delivered either locally or systemically all result in systemic toxicities. Cytokine therapies have shown some therapeutic benefit, however, the requirement for high dose systemic concentrations results in unwanted toxicities and eventual resistance to the therapy. In contrast, our ImmunoPulse treatment uses locally delivered low dose plasmid-DNA coding for IL-12, which induces a local immune response designed to target and destroy cancerous cells, which may potentially result in a systemic response against distant untreated tumors. A previous Phase I clinical trial in 24 melanoma patients demonstrated a strong safety profile for this mode of treatment.  The planned clinical trial, entitled “Phase II trial of intratumoral IL-12 plasmid electroporation in cutaneous lymphoma,” is an open label, multi-center study and is expected to enroll 27 patients. The trial’s primary endpoint is to assess the objective response rate (both local and distant) at six months post-treatment, with safety and progression-free survival as secondary endpoint measures.  ImmunoPulse is a potentially new treatment being evaluated for patients suffering from CTCL, who currently have few options to treat this chronic life-altering disease.

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

Commercialization

We plan to continue our clinical development strategy for the ImmunoPulse program with Phase II and subsequent pivotal clinical trials focused on cutaneous cancers including select rare cancers that have limited, adverse or no therapeutic alternatives.  We expect our current studies to validate data from previous Phase I clinical experience, which will be used to further develop the Company’s development strategy for this program.

Our business model for the NeoPulse program is based on a partnering and commercialization strategy that leverages previous in-depth clinical experiences, and late stage clinical studies in the United States (Phase III) and Europe (Phase IV).  Our near term plan will be to identify and engage potential partner(s) who are established industry leaders in the field of surgical oncology, or who are seeking to expand their portfolio into this space with the purpose of partnering the NeoPulse asset in select geographic regions, such as Europe and Asia. Once a partner is engaged, we may plan to seek regulatory approvals to initiate specific studies in target markets to collect clinical, reimbursement, and pharmacoeconomic data in order to advance a joint commercialization strategy.

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

Examples of competitive therapies include the following:

•                 Surgical Resection.  In most cases, the primary treatment for localized and operable tumors or lesions is surgical resection alone or in combination with other modalities such as radiation therapy.  Given the ability to cut an appropriate margin around the tumor in order to avoid recurrence from microscopic disease populating the periphery of the tumor mass makes surgery highly effective for early stage cancers. Recent advances in robotic surgical technology have provided more minimally invasive surgical options.  However, accessibility of a tumor at times prevents the use of surgery or limits the margin that can be removed especially at sites such as the tongue where the loss of tissue results in the loss of critical function such as speech. The drawback to resecting tissue is potential disfigurement or debilitating effects on organ function. Surgery also requires additional cost in the form of hospitalization and post-operative care.

•                 Radiation Therapy. Radiation therapy is the use of high-energy rays generated by an external machine or by radioactive materials placed directly into or near the tumor and used to damage and stop growth of malignant cells, which are more sensitive to the effects of radiation. Radiation is often used in combination with surgery and chemotherapy. In cases where a tumor is inoperable or unresponsive to chemotherapy, radiation is often used palliatively to limit the complications of disease progression.  Radiation therapy has a number of significant side effects, in that it damages healthy cells surrounding the target area and takes several weeks to administer. It may also be costly due to the number of procedures and cost of administration.

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

•                  Photodynamic Therapy.  Photodynamic therapy (“PDT”) uses intravenous administration of a light-activated drug that accumulates in malignant cells. A non-thermal laser is used to activate the drug, producing free radical oxygen molecules that destroy the cancer. PDT has low risk of damage to adjacent normal tissue, the ability to retreat, and can be used concurrently with other treatment modalities. A major side effect of PDT is patient photosensitivity that can last for as long as six to eight weeks following treatment. Other side effects include nausea and vomiting. This method is limited by the shallow depth of penetration of the laser light which makes it more applicable to surface lesions on the skin or esophagus.

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

•                  Immunotherapy. This therapeutic approach stimulates the patient’s own immune system to attack malignant tumor cells, which have managed to circumvent the body’s natural immune processes that would normally recognize and destroy these cells before they are able to form growing cancerous tumors. Several methods have been employed to evoke this immune response, including monoclonal antibodies and autologous cell-based vaccines, as well as viral and non-viral targeted delivery of immunotherapeutic agents.

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

Other non-viral vector methods, including liposome-based delivery systems, are also currently being developed and employed in on-going clinical trials. The impact of all these emerging cancer immunotherapies will ultimately be determined by their ability to improve upon the safety, efficacy, utility and cost of currently available therapies.

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

•                  Targeted Small Molecule Therapy. Mutations that drive signaling pathways critical to tumor growth and survival have recently been identified. One such mutation of the mitogen activated protein (MAP) kinase pathway has been shown to be important in the proliferation approximately 50% of all cutaneous melanomas. The introduction of BRAF inhibitors, that block the BRAF V600E mutation, has greatly improved the short term prospects of some patients with these tumors, but the tumors tend to become resistant to therapy with time by activating alternative signaling pathways.

Research and Development Expenditures

Prior to our asset purchase from Inovio in March 2011, we did not engage in any research and development activities.  We incurred $3,159,209 and $2,368,481 in research and development expenses during our fiscal years ended July 31, 2013 (“Fiscal 2013”) and July 31, 2012 (“Fiscal 2012”), respectively. We expect research and development to account for a significant portion of our total expenses in the future as we continue to focus on designing and developing our therapies. Our expenditures will be primarily related to the advancement of three Phase II clinical trials to assess the ImmunoPulse technology in patients with melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. Expenditures related to these studies began during calendar year 2011 and we expect to ramp up expenditures based on enrollment in the trials and subsequent analysis of patient data from the separate studies.

Employees

Concurrent with the asset acquisition, we assembled a senior management team with many years of experience and success in biotech/pharma operations, business and commercial development and capital markets.  In addition, we have assembled a clinical and regulatory team that has had many years of experience in developing and advancing novel therapeutic approaches through clinical testing and regulatory approvals. As of September 25, 2013, we have a total of twelve full-time employees.

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

International Regulation

If we pursue research and/or commercialization of our product candidates in countries other than the United States, then we would need to obtain the necessary approvals by the regulatory authorities of such foreign countries comparable to the FDA before we could commence clinical trials or marketing of our product candidates in those countries, and we would be subject to a variety of foreign regulations regarding safety and efficacy and governing, among other things, clinical trials and commercial sales and distribution of our products.  The approval process and requirements vary by country and can involve additional product testing and additional review periods, and the time may be longer or shorter than that required to obtain FDA approval.

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

ITEM 1A.  RISK FACTORS

Investment in our common stock involves a high degree of risk.  The risk factors described below summarize some of the material risks inherent in and affecting our business.  You should consider each of the following factors as well as the other information in this Annual Report in evaluating our business and our prospects.  Our business, financial condition, results of operations and stock price could be materially adversely affected by a wide range of factors. Additional risks not presently known to us or that we currently deem immaterial may also impair our business financial condition, results of operations and stock price.

We will need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate, and may never generate, any cash from operations and must raise additional funds in order to continue operating our business.  We estimate our cash requirements for the next 12 months to be approximately $9.1 million, which is inclusive of our $1 million payment to be made in December 2013 to Inovio under the Asset Purchase Agreement.  As of July 31, 2013, we had cash and cash equivalents of approximately $4.9 million.  On September 18, 2013, we closed a public offering and issued an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 additional shares of our common stock, at a per share price of $0.25, resulting in net proceeds to us of approximately $11.1 million.

We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings or corporate collaborations and licensing arrangements.  We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. We will require additional financing to fund our planned operations, including developing and commercializing our intellectual property, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

We have never generated revenue from our operations.

We have not generated any revenue from operations since our inception. During Fiscal 2013, we incurred a net loss of approximately $7.2 million. From inception through July 31, 2013, we incurred an aggregate loss of approximately $13.4 million. We expect that our operating expenses will continue to increase as we continue to pursue FDA approval for our product candidates.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize in a timely manner the assets we acquired from Inovio related to certain non-DNA vaccine technology and intellectual property relating to selective electrochemical tumor ablation, which we refer to as the OncoSec Medical System (“OMS”). In addition, we may acquire new assets or product candidates in the future. There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

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

As we describe elsewhere in this Annual Report, we have acquired certain technology and related assets from Inovio pursuant to the Asset Purchase Agreement.  In connection with the closing of the Asset Purchase Agreement, we entered into a cross-license agreement with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain non-SECTA technology patents held by Inovio, and we granted to Inovio a limited, exclusive license to our acquired SECTA technology.  While we do not currently rely on the intellectual property we have licensed from Inovio pursuant to this non-exclusive license, our product candidates may in the future utilize this intellectual property.  Because the license is non-exclusive, Inovio may use its technology to compete with us.  In addition, there are no restrictions on Inovio’s ability to license their technology to others.  As a result Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property.  In addition, either party may terminate the cross-license agreement with 30 days’ notice if they no longer utilize or sublicense the patent rights they have acquired pursuant to the cross-license.  If either party were to terminate the cross-license agreement, they would no longer have the right to use intellectual property that is subject to the cross license.

Regulatory authorities may not approve our product candidates or the approvals we secure may be too limited for us to earn sufficient revenues.

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

Acquisition of the OMS technology included an extensive clinical database from two Phase III clinical trials that were halted before enrollment was completed. In 2007, these two Phase III clinical trials, HNBE-01 and HNBE-02, which were designed to evaluate the use of the NeoPulse technology as a treatment for resectable recurrent and second primary squamous cell carcinomas of the head and neck were halted as a result of a recommendation from the Data Monitoring Committee (DMC). The DMC cited concerns regarding efficacy and safety, including mortality rates and enrollment futility. In the DMC’s opinion, although no single parameter was sufficient to warrant recommending a review of the trial, the totality of data for these recurrent head and neck cancer studies suggested an unfavorable benefit-to-risk profile for the NeoPulse arm relative to the surgery arm. Without conducting further analysis, enrollment for both studies were halted, however the treated patients were followed up to two years to further evaluate safety and efficacy, as per the protocol, and the clinical trials were not reinitiated. We are continuing to analyze the available data from 214 patients treated in both Phase III studies.  If we are unable to partner, initiate or complete new Phase III or pivotal clinical studies, we will be unable to commercialize the NeoPulse technology.

Delays in the commencement or completion of clinical testing for product candidates based on our OMS technology could result in increased costs to us and delay or limit our ability to pursue regulatory approval or generate revenues.

Clinical trials are very expensive, time consuming and difficult to design and implement. Even if the results of our proposed clinical trials are favorable, clinical trials for product candidates based on our OMS technology will continue for several years and may take significantly longer than expected to complete. Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our Phase II clinical trials will be completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

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

We must rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We expect to enter into agreements with third-party CROs to conduct our planned clinical trials and anticipate that we may enter into other such agreements in the future regarding any future product candidates. We currently rely on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. We, and our CROs, are required to comply with the current FDA Code of Federal Regulations for Conducting Clinical Trials and GCP and ICH guidelines. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators, CRO trial sites, laboratories, and any entity having to do with the completion of the study protocol and processing of data. If we, or our CROs, fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA and similar foreign regulators may determine that our clinical trials are not compliant with GCP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

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

We have in the past, and may in the future, participate in clinical trials conducted under an approved investigator sponsored investigational new drug (IND) application. Regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the agency as it pertains to safety of the treatment.  This communication can be relayed to the agency in the form of safety reports, annual reports or verbal communication at the request of the FDA. Accordingly, it is the responsibility of each investigator (as the sponsor of the trial) to be the point of contact with the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This may result in reviews, audits, delays or clinical holds by the FDA ultimately affecting the timelines for these studies and potentially risking the completion of these trials.

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

If we and the contract manufacturers upon whom we rely fail to produce our systems and product candidates in the volumes that we require on a timely basis, or fail to comply with stringent regulations, we may face delays in the development and commercialization of our electroporation equipment and product candidates.

We currently assemble certain components of our electroporation systems and utilize the services of contract manufacturers to manufacture the remaining components of these systems and our product supplies for clinical trials. We expect to increase our reliance on third party manufacturers if and when we commercialize our products and systems. The manufacture of our systems and product supplies requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our electroporation equipment to our partners and products to patients in our clinical trials or to commercially launch a product would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product is compromised due to our or our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals or commercialization of our products, entail higher costs or result in our being unable to effectively commercialize our products. Furthermore, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.

If any product candidate for which we receive regulatory approval does not achieve broad market acceptance or coverage by third-party payors, our revenues may be limited.

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In order to meet these incremental obligations, we will need to invest in our corporate and accounting infrastructure and systems, and acquire additional services from third party auditors and advisors. As a result of these requirements and investments, we may incur significant additional expenses and may suffer a significant diversion of management’s time. There is no guarantee that we will be able to continue to meet these obligations in a timely manner, and we could therefore be subject to sanctions or investigation by regulatory authorities such as the SEC. Any such actions could adversely affect the market price of our common stock, perhaps significantly.

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

If we issue additional shares in the future, our existing stockholders will be diluted.

Our articles of incorporation authorize the issuance of up to 3,200,000,000 shares of common stock with a par value of $0.0001 per share. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.  The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our corporation.

Sales of common stock by our stockholders, or the perception that such sales may occur, could depress our stock price.

Sales of our common stock in the public market following this offering could lower the market price of our common stock. Sales may also make it more difficult for us to sell equity securities or equity-related securities in the future at a time and price that our management deems acceptable or at all.

In addition, the market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of September 25, 2013, have issued an aggregate of 201,419,600 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of September 25, 2013 in addition to 170,838,526 shares of common stock issued and outstanding, we currently have 9,000,000 shares reserved for issuance under equity compensation plan for vested and unvested stock options. We also have 53,111,974 shares reserved for issuance on the exercise of outstanding warrants as of such date. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

Trading of our stock is restricted by the SEC’s “penny stock” regulations and certain FINRA rules, which may limit a stockholder’s ability to buy and sell our common stock.

Our securities are covered by certain “penny stock” rules, which impose additional sales practice requirements on broker-dealers who sell low-priced securities to persons other than established customers and accredited investors. For transactions covered by these rules, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale, among other things. In addition, the penny stock rules require a broker-dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation.  These rules may affect the ability of broker-dealers and holders to sell our common stock and may negatively impact the level of trading activity for our common stock. To the extent our common stock remains subject to the penny stock regulations, such regulations may discourage investor interest in and adversely affect the market liquidity of our common stock.

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

Our common stock only recently began quoting on the OTC Markets Group, Inc.’s OTCQB tier (“OTCQB”), and has a limited trading history on that market.  Trading of securities quoted on OTCQB is frequently highly volatile, with low trading volume. Since our common stock became available for trading on the OTCQB, we have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.  PROPERTIES

Description of Property

We do not own any real property.  On May 31, 2013, we entered into a thirty-eight month lease agreement for office space for our headquarters in San Diego, California that commenced on July 1, 2013, with an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.  We believe our current and future facilities are adequate for our immediate and near-term needs. Additional space may be required as we expand our activities. We do not currently foresee any significant difficulties in obtaining any required additional facilities.

ITEM 3.  LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.  We are not currently a party to any proceedings the adverse outcome of which individually or in the aggregate, would have a material adverse effect on our financial condition or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our common stock has been quoted on OTCQB under the symbol ONCS since March 2011.  Prior to March 2011, our common stock traded on the OTCQB and the OTC Bulletin Board under the symbol NTVS.  As soon as practicable, and assuming we satisfy all necessary initial listing requirements, we intend to apply to have our common stock listed for trading on a national securities exchange, although we cannot be certain that any application would be approved or that we will ever be able to satisfy the qualitative or quantitative listing requirements for our common stock to be listed on an exchange.

The transfer agent for our common stock is Nevada Agency and Transfer Company at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the OTCQB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal 2012
First Quarter ended October 31, 2011	$1.00	$0.31
Second Quarter ended January 31, 2012	$0.81	$0.12
Third Quarter ended April 30, 2012	$1.00	$0.18
Fourth Quarter ended July 31, 2012	$0.30	$0.15

Fiscal 2013
First Quarter ended October 31, 2012	$0.49	$0.18
Second Quarter ended January 31, 2013	$0.41	$0.20
Third Quarter ended April 30, 2013	$0.29	$0.18
Fourth Quarter ended July 31, 2013	$0.34	$0.23

Fiscal 2014
First Quarter ending October 31, 2013 (through September 25, 2013)	$0.36	$0.25

Our common stock is thinly traded and any reported sale prices may not be a true market-based valuation of our common stock.

As of September 25, 2013, there were 39 holders of record of our common stock, not including stockholders whose shares are held in street name.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

In May 2011, our Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”).  The 2011 Plan was approved by our stockholders in March 2012 and originally authorized the Board of Directors to grant equity awards to employees, directors, and consultants for up to 5,200,000 shares of our common stock.  On April 15, 2013, our stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 3,800,000 shares of our common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 9,000,000 shares. The 2011 Plan provides for the issuance of a variety of forms of awards, including stock options, stock appreciation rights, restricted stock and restricted stock units. The following table provides information as of July 31, 2013, with respect to our equity compensation plans:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,150,000	$0.23	3,083,500
Equity compensation plans not approved by security holders	—	—	—
Total	5,150,000	$0.23	3,083,500

ITEM 6.  SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us which attempt to advise interested parties of the factors which affect our business, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors”. The following discussion and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, and in some cases, you can identify these statements by forward-looking words such as “if,” “shall,” “may,” “might,” “will likely result,” “should,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “intend,” “goal,” “objective,” “predict,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are based on various underlying assumptions and expectations and are subject to risks, uncertainties and other unknown factors, may include projections of our future financial performance based on our growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the historical or future results, level of activity, performance or achievements expressed or implied by such forward-looking statements.  These factors include, but are not limited to, those discussed under the caption “Risk Factors” in this report.  We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Company Overview

We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions.  Effective March 1, 2011, we effected a 32 for one forward stock split of our common stock and completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to effect the change in our name to “OncoSec Medical Incorporated”.

Recent Events — September 2013 Public Offering

On September 18, 2013, we closed a registered public offering and issued an aggregate of 47,792,000 shares of our common stock and warrants to purchase an aggregate of 23,896,000 shares of common stock for gross proceeds of approximately $11.95 million (the “September 2013 Public Offering”). The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds to us from the sale of the common stock and the warrants in the September 2013 Public Offering were approximately $11.1 million.

In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 2,389,600 shares of our common stock (the “September 2013 Placement Agent Warrants”).  The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on September 13, 2018.  We intend to use the net proceeds from the September 2013 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.  As described below, we are obligated to make a final payment of $1 million to Inovio on December 31, 2013.

Asset Purchase Agreement

We have acquired certain assets pursuant to our Asset Purchase Agreement with Inovio Pharmaceuticals, Inc. (“Inovio”), dated March 14, 2011 (as amended, the “Asset Purchase Agreement”).  The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies, which we now refer to as the OncoSec Medical System (“OMS”), a therapy which uses an electroporation device to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of various cancers.  The acquired assets included various assets related to the OMS technology.

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize our OMS technology.  We have entered into amendments to the Asset Purchase Agreement with Inovio in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications).  We recently made a payment of $1 million to Inovio in May 2013 and we are required to make a final payment to Inovio of $1 million on December 31, 2013. In consideration for the First Amendment we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share.  In consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share.  Each of the warrants is subject to a five year term.  Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our consolidated balance sheet.

We are also party to a cross-license agreement with Inovio, which we entered into concurrently with the closing of our asset acquisition.  This agreement provides for the exclusive license to Inovio of rights related to certain OMS technology patents in the field of gene or nucleic acids, outside of those encoding cytokines, delivered by electroporation and for the non-exclusive cross-license by Inovio to us of rights related to certain non-OMS technology patents in the OMS field in exchange for specified sublicensing and other licensing fees and royalties.

We are focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to deliver either an approved chemotherapeutic agent (“NeoPulse”), or a DNA plasmid construct that encodes for a cytokine (“ImmunoPulse”) to treat solid tumors.  NeoPulse and ImmunoPulse specifically target destruction of cancerous cells and not healthy normal tissues.  Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  We have initiated three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.

University of South Florida License

On August 24, 2012, we secured an exclusive license for specific patented technology from the University of South Florida Research Foundation relating to the delivery of gene-based therapeutics via intratumoral and intramuscular electroporation. This patent is directly supports our clinical development focus in solid tumor applications and specifically metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma using our ImmunoPulse therapy, and extends patent protection for the ImmunoPulse technology to the year 2024.

Facility Lease

On May 31, 2013, we entered into a thirty-eight month lease agreement for office space to serve as our corporate headquarters.  Our lease commenced on July 1, 2013 and is subject to an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.

Recent Equity Financings

September 2013 Public Offering

On September 18, 2013, we closed the September 2013 Public Offering, which is described above under the heading “Recent Events — September 2013 Public Offering”

December 2012 Public Offering

On December 17, 2012, we completed a registered public offering of an aggregate of 28,800,000 shares of our common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for gross proceeds of $7.2 million (the “December 2012 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds to us from the sale of the common stock and the warrants in the December 2012 Public Offering were approximately $6.7 million.  In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 1,440,000 shares of our common stock (the “December 2012 Placement Agent Warrants”).  The December 2012 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on December 11, 2017.

March 2012 Public Offering

In March 2012, we completed a registered public offering of an aggregate of 31,000,000 shares of common stock and warrants to purchase an aggregate of 31,000,000 shares of common stock at an aggregate purchase price of $7.75 million (the “March 2012 Public Offering”).  After deducting for fees and expenses, the aggregate net proceeds to us from the March 2012 Public Offering were approximately $7.2 million.  The warrants issued in the offering have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants. In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 1,550,000 shares of common stock (the “March 2012 Placement Agent Warrants”).  The March 2012 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on March 23, 2017.

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

Results of Operations

Comparison of Fiscal Years Ended July 31, 2013 and 2012

The audited consolidated financial data for the years ended July 31, 2013 and July 31, 2012 is presented in the following table and the results of these two periods are used in the discussion thereafter.

	July 31, 2013 ($)	July 31, 2012 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,159,209	2,368,481	790,728	33
General and administrative	3,905,763	3,158,693	747,070	24
Loss from operations	(7,064,972)	(5,527,174)	1,537,798	28
Other income (expense)
Interest expense — non-cash	(83,215)	(266,567)	(183,352)	(69)
Loss on extinguishment of debt	—	(761,492)	(761,492)	(100)
Adjustments to fair value of derivative liabilities	—	4,192,781	(4,192,781)	(100)
Net loss before income taxes	(7,148,187)	(2,362,452)	(4,785,735)	**
Income tax provision	2,000	2,400	(400)	(17)
Net loss	(7,150,187)	(2,364,852)	(4,785,335)	**

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses

The $791,000 increase in research and development expenses for the year ended July 31, 2013 as compared to the year ended July 31, 2012 was mainly the result of increased clinical trial expenses of $723,000.  We expect research and development to account for a significant portion of our total expenses in the future as we continue to focus on designing and developing our therapies.

General and Administrative

The $747,000 increase in general and administrative expenses for the year ended July 31, 2013 as compared to the year ended July 31, 2012 was primarily the result of increased corporate communications costs of $160,000 consisting primarily of investor relation services, contract labor costs of $40,000, rental expense of $72,000, salaries and wage expense of $67,000, information technology costs of $53,000, conference registration fees of $58,000, share based compensation expense of $168,000 as well as other general corporate matters and increased travel and associated costs of $29,000.

Other Income (Expense)

The $3,082,000 decrease in other income for the year ended July 31, 2013 as compared to the year ended July 31, 2012 was primarily due to the recording of other income of $4,193,000 as a result of the adjustment to fair value of the derivative liabilities as of April 30, 2012. In connection with the June 2011 Private Placement, we issued warrants to purchase 240,000 shares of our common stock to the co-placement agents and warrants to purchase 12,000,000 shares of our common stock to the investors in the private placement. As more fully described in Note 7 to our consolidated financial statements, certain warrants issued in connection with the June 2011 Private Placement were determined to be derivative liabilities as a result of the anti-dilution provisions contained in the warrant agreements.  All of these warrants ceased to be classified as derivative liabilities as of March 28, 2012.

Liquidity and Capital Resources

Working Capital

Our working capital as of July 31, 2013 and 2012 is summarized as follows:

	At July 31, 2013 ($)	At July 31, 2012 ($)
Current assets	5,169,687	5,493,056
Current liabilities	1,770,604	2,023,156
Working capital (deficiency)	3,399,083	3,469,900

Current Assets

The decrease in our current assets was primarily due to a decrease in cash from $5,142,000 as of July 31, 2012, to $4,970,000 as of July 31, 2013, as a result cash used in operations during the year ended July 31, 2013.

Current Liabilities

Current liabilities as of July 31, 2013 decreased to $1,771,000 from $2,023,000 as of July 31, 2012. This decrease was primarily due to the $500,000 payment made on September 24, 2012, in accordance with the Asset Purchase Agreement as more fully discussed in Note 6 to our consolidated financial statements.

Cash Flow

Cash Flow Used in Operating Activities

Cash used in operating activities for the year ended July 31, 2013 was $5,533,000, as compared to $4,219,000 for the year ended July 31, 2012.  This increase was related to increased costs of operations, such as salary expense and associated costs, clinical trial costs, legal fees and professional fees, primarily.

Cash Flow Used in Investing Activities

Cash used in investing activities for the year ended July 31, 2013 was $115,000, as compared to $55,000 for the year ended July 31, 2012 and related to the acquisition of property and equipment for our new office location.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $5,476,000 for the year ended July 31, 2013 and primarily related to cash received from the December 2012 Public Offering partially offset by the payment of offering costs and scheduled payments to Inovio in connection with the Asset Purchase Agreement. Cash provided by financing activities was $6,958,000 for the year ended July 31, 2012, and was primarily related to proceeds we received from the March 2012 Public Offering.

Equity Financings Since March 2011

In March 2011 we closed a private placement of 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000 (the “March 2011 Private Placement”). Each unit consisted of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of our common stock at a price of $1.00 per share for a period of five years from the closing of the March 2011 Private Placement. The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  We completed an evaluation of the warrants issued with this private placement and determined the warrants should be classified as equity within our consolidated balance sheet.  We are not obligated to register any of the shares issued or issuable upon exercise of the warrants issued in the March 2011 Private Placement.

On June 24, 2011, we sold in a private placement an aggregate of 4,000,000 shares of our common stock and three series of warrants to purchase an aggregate of 12,000,000 shares of our common stock at a per unit purchase price of $0.75 per unit, for gross proceeds of $3.0 million (the “June 2011 Private Placement”).  We also issued warrants to purchase 240,000 shares of our common stock to the co-placement agents in the offering. After deducting for fees and expenses, the aggregate net cash proceeds from the June 2011 Private Placement were approximately $2.79 million.

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

On September 18, 2013, we closed the September 2013 Public Offering, in which we sold an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 shares of common stock for a purchase price of $0.25 per share, for gross proceeds of approximately $11.95 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid placement agent fees consisting of (i) $836,000 in cash fees and expenses and (ii) issued warrants to purchase 2,390,000 shares of our common stock on terms substantially similar to the purchaser warrants in the September 2013 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the September 2013 Public Offering were approximately $11.1 million.

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

We estimate our operating expenses and working capital requirements for the next 12 months to be approximately as follows:

Expense	Amount
Product development	$4,900,000
Employee compensation	2,500,000
General and administration	1,300,000
Professional services fees	400,000
Total	$9,100,000

As of July 31, 2013, we had cash and cash equivalents of approximately $4,970,000. On September 18, 2013, we closed a public offering of our equity securities whereby we issued an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 shares of our common stock, at a purchase price of $0.25 per share, which resulted in net proceeds to us of approximately $11.1 million.  We expect these funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors in the June 2011 Private Placement, the March 2012 Public Offering, December 2012 Public Offering and the September 2013 Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $2 million, $11 million, $4 million and $8 million, respectively. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. The exercise prices of the outstanding warrants issued with each such offering currently exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we may never receive proceeds from the exercise of such warrants.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by this item are set forth at the end of this Annual Report beginning on page 43 and are incorporated herein by reference. We are not required to provide the supplementary data required by this item as we are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2013. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2013, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act, for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2013 based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under this framework, our management concluded that our internal control over financial reporting was effective as of July 31, 2013.

Changes in Internal Control Over Financial Reporting

In May 2013, we implemented Microsoft Dynamics GP software as our new enterprise resource planning (“ERP”) system. The change in our ERP system was not made in response to any identified deficiency or weakness in our internal control over financial reporting.  The new ERP software, which became operational during the quarter ended July 31 2013, now forms the basis of our computerized accounting and operational control systems and has been implemented with the intent of improving those systems. The new system has been fully tested and the effectiveness of its design and operation have been evaluated, and management will continue to monitor, test and evaluate the system as necessary during the post-implementation period to ensure our continued adequate internal control over financial reporting.

Other than as described above, there has been no change in our internal control over financial reporting during the quarter ended July 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is certain information regarding our directors and executive officers:

Name	Position	Age	Director / Officer Since
Avtar Dhillon, M.D. (2)(3)(4)(5)	Chairman and Director	52	March 10, 2011
James DeMesa, M.D. (1)(2)(3)	Director	55	February 3, 2011
Anthony Maida, III, Ph.D (1)(3)(4)	Director	61	June 21, 2011
Punit Dhillon	President, Chief Executive Officer and Director	33	March 10, 2011
Veronica Vallejo	Chief Financial Officer	40	March 10, 2011

(1) Member of Audit Committee

(2) Member of Compensation Committee

(3) Member of Nomination and Corporate Governance Committee

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

Avtar Dhillon, M.D., Chairman and Director

Dr. Dhillon has served as our Chairman, since March 2011. Previously, Dr Dhillon was the President and Chief Executive Officer of Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NYSE Euronext: INO) from October 2001 to June 2009, as President and Chairman of Inovio from June 2009 until October 2009, as Executive Chairman until August 2011, and as Chairman from September 2011. During his tenure at Inovio, Dr. Dhillon led the successfully turnaround of the company through a restructuring, acquisition of technology from several European and North American companies, and a merger with VGX Pharmaceuticals to develop a vertically integrated DNA vaccine development company with one of the strongest development pipelines in the industry. Dr. Dhillon led multiple successful financings for Inovio and concluded several licensing deals that included global giants, Merck and Wyeth (now Pfizer). Prior to joining Inovio, Dr. Dhillon was vice president of MDS Capital Corp. (now Lumira Capital Corp.), one of North America’s leading healthcare venture capital organizations. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years. Dr. Dhillon has been instrumental in successfully turning around struggling companies and influential as an active member in the biotech community. From March 1997 to July 1998, Dr. Dhillon was a consultant to Cardiome Pharma Corp. (NASDAQ: CRME), where he led a turnaround based on three pivotal financings, establishing a clinical development strategy, and procuring a new management team. In his role as a founder and board member of companies, Dr. Dhillon has been involved in several early stage healthcare focused companies listed on the USA or Canadian stock exchanges, which have successfully matured through advances in their development pipeline and subsequent M&A transactions. Most recently, he was a founding board member (May 2003) of Protox Therapeutics, Inc. (TSX-V: SHS) (now Sophiris Bio Inc.), a publicly traded specialty pharmaceutical company. Dr. Dhillon maintained his board position until the execution of a financing of up to $35 million with Warburg Pincus in November 2010. Dr. Dhillon currently sits on the Board of Directors of BC Advantage Funds, a Venture Capital Corporation in British Columbia, and since March 2012 has been the Chairman of Stevia First Corp. (OTCQB: STVF), an agricultural biotechnology company engaged in the cultivation and harvest of stevia leaf and the development of stevia products.  Since May 2011, Dr. Dhillon has also served as a Director and was appointed Chairman in April 2013 of Arch Therapeutics, Inc. (OTCBB: ARTH), a medical device company offering an innovative therapeutic approach to stasis and barrier applications. Dr. Dhillon plays a key role on our Board of Directors because of his extensive experience with pharmaceutical and biotech companies, including based on his tenure as President and CEO of Inovio where he was responsible for developing and executing on the clinical programs that provide the extensive clinical database supporting the Company’s current clinical development plan and partnering efforts for treating solid tumors.

James M. DeMesa, M.D., Director

Dr. DeMesa has been a practicing physician and has served as a senior executive with several international pharmaceutical and biotech companies in the areas of corporate management, regulatory affairs, and pre-clinical and clinical pharmaceutical and medical device product development. In addition to OncoSec, Dr. DeMesa is currently on the Board of Directors of Induce Biologics and Stem Cell Therapeutics. In August 2008, Dr. DeMesa retired from his role as President, Chief Executive Officer and a director of Migenix Inc.,, a public biotechnology company focused on infectious and neurodegenerative diseases. From 1997 to 2001, he was President, Chief Executive Officer and a director of GenSci Regeneration Sciences Inc., a public biotech company involved in regenerative medicine (now part of Integra LifeSciences). From 1992 to 1997, he was Vice President, Medical and Regulatory Affairs at Biodynamics International, Inc. (now part of Regeneration Technologies), and from 1989 to 1992 was Vice President, Medical and Regulatory Affairs of Bentley Pharmaceuticals (now part of Teva Pharmaceuticals). Dr. DeMesa is a co-founder of CommGeniX, a medical communications company, and MedXcel, a medical education company. Dr. DeMesa attended the University of South Florida where he received his B.A. (Chemistry), M.D. and M.B.A. degrees and did his medical residency at the University of North Carolina. He is the author of two books and speaks regularly to companies and organizations throughout North America. Dr. DeMesa provides the Board with extensive experience with pharmaceutical and biotechnology companies.

Anthony Maida, III, Ph.D, MA, MBA, Director

On June 21, 2011, Dr. Maida joined our Board of Directors.  Dr. Maida has served as a director on the Board of Directors of Spectrum Pharmaceuticals, Inc. since December 2003 and currently serves as the Chair of its Audit Committee and a member of its Compensation Committee, Placement Committee, Nomination and Corporate Governance Committee and Product Acquisition Committee. He is currently Chief Operating Officer at Northwest Biotherapeutics, Inc., a company focused on the development of therapeutic DC cell-based vaccines to treat patients with cancer. Dr. Maida has been the acting Chairman of Dendri Therapeutics, Inc., a startup company focused on the clinical development of therapeutic vaccines for patients with cancer, since 2003 and as Principal of

Anthony Maida Consulting International since 1999, providing consulting services to large and small biopharmaceutical firms in the clinical development of oncology products and product acquisitions and to venture capital firms evaluating life science investment opportunities. Recently Dr. Maida was Vice President of Clinical Research and General Manager, Oncology, world-wide for PharmaNet, Inc. He served as the President and Chief Executive Officer of Replicon NeuroTherapeutics, Inc., a biopharmaceutical company focused on the therapy of patients with tumors (both primary and metastatic) of the central nervous system, where he successfully raised financing from both venture capital and strategic investors and was responsible for all financial and operational aspects of the company, from June 2001 to July 2003. From 1999 to 2001, he held positions as Interim Chief Executive Officer for Trellis Bioscience, Inc., a privately held biotechnology company that addresses high clinical stage failure rates in pharmaceutical development, and President of CancerVax Corporation, a biotechnology company dedicated to the treatment of cancer. From 1992 until 1999, Dr. Maida served as President and CEO of Jenner Biotherapies, Inc., a biopharmaceutical company. From 1980 to 1992, he held senior management positions with various companies including Vice President Finance and Chief Financial Officer of Data Plan, Inc., a wholly owned subsidiary of Lockheed Corporation. Dr. Maida serves or has served as a consultant and technical analyst for several investment firms, including CMX Capital, LLC, Sagamore Bioventures, Roaring Fork Capital, North Sound Capital, The Bonnie J. Addario Lung Cancer Foundation and Pediatric BioScience, Inc. Additionally, he has been retained by Abraxis BioScience, Inc., Northwest Biotherapeutics, Inc., Takeda Chemical Industries, Ltd. (Osaka, Japan), and Toucan Capital to conduct corporate and technical due diligence on investment opportunities. Dr. Maida formerly served as a member of the board of directors of Sirion Therapeutics, Inc., a privately held ophthalmic- focused company, and GlycoMetrix, Inc., a startup company focused on the development of assays to identify carbohydrates that can indicate cancer. He is a speaker at industry conferences and is a member of the American Society of Clinical Oncology, the American Association for Cancer Research, the Society of Neuro-Oncology and the International Society for Biological Therapy of Cancer. Dr. Maida received a B.A. in History from Santa Clara University in 1975, a B.A. in Biology from San Jose State University in 1977, an M.B.A. from Santa Clara University in 1978, an M.A. in Toxicology from San Jose State University in 1986 and a Ph.D. in Immunology from the University of California in 2010. Dr. Maida brings to the Board extensive experience in our industry and significant expertise in clinical development and clinical trials. We believe that his financial and operational experience in our industry provide important resources to our Board.

Punit Dhillon, President, Chief Executive Officer and Director

On March 10, 2011, Mr. Punit Dhillon was appointed Chief Executive Officer.  Mr. Dhillon was formerly Vice President of Finance and Operations at Inovio from September 2003 until March 2011. In his corporate finance role, Mr. Dhillon was pivotal to the company raising over $125 million through multiple financings and several licensing deals including early stage deals with Merck and Wyeth. Mr. Dhillon was responsible for implementation of Inovio’s corporate strategy, including achievement of annual budgets and milestones. He was also instrumental to the successful in-licensing of key intellectual property and a number of corporate transactions, including the acquisition and consolidation of Inovio AS, a Norwegian DNA delivery company, and the merger with VGX Pharmaceuticals (“VGX”), which solidified Inovio’s position in the DNA vaccine industry. Mr. Dhillon played an effective role as head of operations for Inovio. He completed the integration of the VGX with Inovio, including achieving cost-cutting of over 30% through the synergy assessment of both companies, consolidating four operating locations into two bi-coastal offices, and managing the existing stockholders from both companies. Mr. Dhillon was a director of Auricle Biomedical, a capital pool company, from July 2007 to April 2010. Mr. Dhillon has also previously been a consultant and board member for several TSX Venture Exchange listed early stage life science companies, which matured through advances in their development pipelines and subsequent M&A transactions. Most recently, Mr. Dhillon was involved as a board member in the completion of a trilateral merger between three Capital Pool Companies listed on the TSX Venture Exchange, which completed a qualifying transaction in April 2010 with a company specializing in conservation and demand management accessories for the utilities industry. Prior to joining Inovio, Mr. Dhillon worked for a corporate finance law firm as a law clerk. Since September 1999 to July 2002, he worked with MDS Capital Corp. (now Lumira Capital Corp.) as an intern analyst. Mr. Dhillon is an active member in his community and co-founder of Inbalance Network Inc. an organization focused on promoting an active lifestyle and grass roots community involvement, including scholarships to support students pursuing post-secondary education. Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University. Mr. Dhillon’s in depth knowledge of our business and operations as our Chief Executive Officer, his experience in the biotechnology and pharmaceutical industry, and his experience with publicly traded companies, position him well to serve as a member of our Board of Directors.

Veronica Vallejo, Chief Financial Officer

Ms. Vallejo serves as our Chief Financial Officer.  Ms. Vallejo has been a corporate officer of OncoSec since February 2011, having previously served as our Controller, Secretary and Treasurer prior to being appointed as our Chief Financial Officer in February 2013. Prior to working for us, Ms. Vallejo worked in public accounting since 1997, most recently working as a Senior Manager with Mayer Hoffman McCann P.C., from January 2001 to December 2010. Ms. Vallejo holds a B.S. in Business Administration with an emphasis in accounting from San Diego State University. She is a certified public accountant and a member of the American Institute of Certified Public Accountants.

Term of Office

Our directors are elected at each annual meeting of stockholders and serve until the next annual meeting of stockholders or until their successor has been duly elected and qualified, or until their earlier death, resignation or removal.

Committees of the Board of Directors

On June 30, 2011, our Board of Directors established an Audit Committee, a Compensation Committee, a Nomination and Corporate Governance Committee, a Clinical and Regulatory Affairs Committee and a Financing Committee, each of which has the composition and responsibilities described below.

Audit Committee

The Audit Committee of our Board of Directors consists of Dr. Anthony Maida and Dr. James DeMesa, with Dr. Maida serving as Chairman. Our Board of Directors has determined that each of the members of our Audit Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803B of the NYSE MKT LLC Company Guide, and has determined that Dr. Maida is an audit committee financial expert, as such term is defined in the rules and regulations of the Securities and Exchange Commission and is financially sophisticated within the meaning of Rule 803B of the NYSE MKT LLC Company Guide. The Audit Committee has oversight responsibilities regarding, among other things: the preparation of our financial statements and our financial reporting and disclosure processes; the administration, maintenance and review of our system of internal controls regarding accounting compliance; our practices and processes relating to internal audits of our financial statements; the appointment of our independent registered public accounting firm and the review of its qualifications and independence; the review of reports, written statements and letters from our independent registered public accounting firm; and our compliance with legal and regulatory requirements in connection with the foregoing. Our Board of Directors has adopted a written charter for our Audit Committee, which is available on our website, www.oncosec.com, under the Investors tab.

Compensation Committee

The Compensation Committee of our Board of Directors consists of Dr. Avtar Dhillon and Dr. James DeMesa, with Dr. Dhillon serving as Chairman. Our Board of Directors has determined that each of the members of our Compensation Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803A of the NYSE MKT LLC Company Guide. The duties of our Compensation Committee include, without limitation: reviewing, approving and administering compensation programs and arrangements to ensure that they are effective in attracting and retaining key employees and reinforcing business strategies and objectives; determining the objectives of our executive officer compensation programs and the specific objectives relating to CEO compensation, including evaluating the performance of the CEO in light of those objectives; approving the compensation of our other executive officers and our directors; administering our as-in-effect incentive-compensation and equity-based plans; and producing an annual report on executive officer compensation for inclusion in our proxy statement, when required and in accordance with applicable rules and regulations. Our Board of Directors has adopted a written charter for our Compensation Committee, which is available on our website, www.oncosec.com, under the Investors tab.

Nomination and Corporate Governance Committee

The Nomination and Corporate Governance Committee of our Board of Directors consists of Dr. James DeMesa, Dr. Avtar Dhillon and Dr. Anthony Maida, with Dr. DeMesa serving as Chairman. Our Board of Directors has determined that each of the members of our Nomination and Corporate Governance Committee is independent within the meaning of applicable Securities and Exchange Commission rules and Rule 803A of the NYSE MKT LLC Company Guide. The responsibilities of the Nomination and Corporate Governance Committee include, without limitation: assisting in the identification of nominees for election to our Board of Directors, consistent with approved qualifications and criteria; determining the composition of the Board of Directors and its committees; recommending to the Board of Directors the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the effectiveness of the Board of Directors; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of our directors and executive officers. Our Board of Directors has adopted a written charter for our Nomination and Corporate Governance Committee, which is available on our website, www.oncosec.com, under the Investors tab.

Clinical and Regulatory Affairs Committee

The Clinical and Regulatory Affairs Committee of our Board of Directors consists of Dr. Anthony Maida and Dr. Avtar Dhillon, with Dr. Maida serving as Chairman. The Clinical and Regulatory Affairs Committee does not currently have a charter. The Clinical and Regulatory Affairs Committee has responsibilities relating to reviewing and providing comments on the clinical development plan for our OMS ImmunoPulse programs, including introducing the clinical team to established opinion leaders, potential doctors and investigators, regulatory contacts and other professionals in the clinical oncology field that could benefit us in executing our development plan.

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

Based solely on our review of such forms furnished to us from such reporting persons, we believe that all such filing requirements applicable to our executive officers, directors and more than 10% stockholders were met in a timely manner.

Code of Business Conduct and Ethics

Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer and controller.  The Code of Business Conduct and Ethics is available for review on our website at www.oncosec.com, under the Investors tab, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at OncoSec Medical Incorporated, 9810 Summers Ridge Road, Suite 110, San Diego, CA 92121, Attention: Investor Relations.  Each of our directors, employees and officers, including our Chief Executive Officer and Chief Financial Officer, and all of our other executive officers, are required to comply with the Code of Business Conduct and Ethics. There have not been any amendments or waivers from the Code of Business Conduct and Ethics relating to any of our executive officers or directors in the past year.

Corporate Governance Documents

Our corporate governance documents, including the charters of each of the Audit Committee, Compensation Committee and Nomination and Corporate Governance Committee are available, free of charge, on our website at www.oncosec.com, under the Investors tab. Please note, however, that the information contained on the website is not incorporated by reference in, or considered part of, this Annual Report on Form 10-K. We will also provide copies of these documents, free of charge, to any stockholder upon written request to OncoSec Medical Incorporated, 9810 Summers Ridge Road, Suite 110, San Diego, CA 92121, Attention: Investor Relations.

ITEM 11.  EXECUTIVE COMPENSATION

The following table summarizes all compensation recorded by us in each of Fiscal 2013 and Fiscal 2012 for our named executive officers, consisting of (i) our principal executive officer, (ii) our principal financial officer, and (iii) our next most highly compensated executive officer whose total compensation exceeded $100,000 in Fiscal 2013 (of which there were none).

Summary Compensation Table

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) (4)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (3)	Total ($)
Punit Dhillon, President & CEO (1)	2013	$293,958	96,000	—	30,128	—	—	20,250	$440,336
	2012	$247,500	—	—	34,699	—	—	—	$282,199

Veronica Vallejo, CFO (2)	2013	$199,167	48,000	—	10,813	—	—	3,894	$261,874
	2012	$165,000	—	—	10,410	—	—	—	$175,410

(1)         Mr. Dhillon was appointed our President and Chief Executive Officer on March 10, 2011.

(2)         Ms. Vallejo was appointed our Secretary and Treasurer on March 10, 2011 and our Chief Financial Officer on February 8, 2013. Ms. Vallejo is also our Principal Financial and Accounting Officer.

(3)         Amounts under the “All Other Compensation” column consist of the payment of accrued vacation benefits.

(4)         The values listed in the above table represent the fair value of the option grants that was recognized during Fiscal 2013 and Fiscal 2012, as applicable, under Accounting Standards Codification Topic 718 and is calculated as of the grant date using a Black-Scholes option-pricing model.  For information on the valuation assumptions with respect to the grants made during Fiscal 2013 and Fiscal 2012, refer to Note 9 “Stock-Based Compensation” in our consolidated financial statements for Fiscal 2013, included in this filing.

Outstanding Equity Awards At Fiscal Year-End

The following table summarizes the aggregate number of option awards held by our named executive officers at July 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date
Punit Dhillon (1)	330,000	170,000	—	$0.21	4/25/22
	—	250,000	—	0.23	2/8/23

Veronica Vallejo (2)	99,000	51,000	—	$0.21	4/25/22
	—	100,000	—	$0.23	2/8/23

(1) Mr. Dhillon was issued an option to purchase 500,000 shares of our common stock on April 25, 2012.  The option vests on the following schedule:  33% upon grant, 33% one year anniversary of grant date, 34% two year anniversary of grant date.

Mr. Dhillon was also issued an option to purchase 250,000 shares of our common stock on February 8, 2013.  The option vests on the following schedule:  33% one year anniversary of grant date, with the remaining option shares vesting monthly thereafter in equal increments.

(2) Ms. Vallejo was issued an option to purchase 150,000 shares of our common stock on April 25, 2012.  The option vests on the following schedule:  33% upon grant, 33% one year anniversary of grant date, 34% two year anniversary of grant date.

Ms. Vallejo was also issued an option to purchase 100,000 shares of our common stock on February 8, 2013.  The option vests on the following schedule:  33% one year anniversary of grant date, with the remaining option shares vesting monthly thereafter in equal increments.

Employment Agreements

Punit Dhillon

On May 18, 2011, we entered into an Employment Agreement with our current President and Chief Executive Officer, Mr. Punit Dhillon. The Employment Agreement provides for the following, among other things: (a) an initial annual base salary of $240,000; (b) eligibility to receive an annual bonus at the discretion of the Board of Directors; (c) eligibility to participate in the Company’s stock incentive program at the discretion of the Board of Directors; (d) acceleration of vesting of any unvested stock options outstanding upon a change of control of the Company; (e) if Mr. Dhillon is terminated other than for cause, death or disability, or if he terminates his employment with the Company for good reason, Mr. Dhillon is entitled to receive (i) severance payments equal to 24 months of his then current annual base salary, (ii) a pro rata percentage of the annual bonus he had received the prior fiscal year and (iii) payment of health benefits for 24 months, conditioned on his execution of a release; and (f) if Mr. Dhillon’s employment is terminated for death or disability, he or his estate is entitled to receive a pro rata percentage of the annual bonus he had received for the prior fiscal year. Mr. Dhillon’s Employment Agreement has an initial term of five years.

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

On April 25, 2012, our Board of Directors approved an increase in Mr. Dhillon’s annual base salary to $270,000. On February 8, 2013, our Board of Directors approved an increase in Mr. Dhillon’s annual base salary to $320,000.

On April 25, 2012, Mr. Dhillon was granted an option to purchase up to 500,000 shares of our common stock at an exercise price of $0.21 per share under the 2011 Plan. The option vests over a two year period, with 33% vesting immediately upon issuance, 33% vesting on the one year anniversary of the grant date and 34% vesting on the two year anniversary of the grant date. The option may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

On February 8, 2013, Mr. Dhillon was granted an option to purchase 250,000 shares of our common stock at an exercise price of $0.23 per share under the 2011 Plan.  The option vests over a three year period, with 33% vesting on the one year anniversary of grant date and the remaining option shares vesting monthly thereafter in equal increments.  The option may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

Veronica Vallejo

On May 18, 2011, we entered into an Employment Agreement with Ms. Veronica Vallejo, who was then Vice President, Finance and Controller and who is currently our Chief Financial Officer. The Employment Agreement provides for the following, among other things: (a) an initial annual base salary of $140,000; (b) eligibility to receive an annual bonus at the discretion of the Board of Directors; (c) eligibility to participate in the Company’s stock incentive program at the discretion of the Board of Directors; (d) acceleration of vesting of any unvested stock options outstanding upon a change of control of the Company; (e) if Ms. Vallejo is terminated other than for cause, death or disability, or if she terminates her employment with the Company for good reason, she is entitled to receive (i) severance payments equal to six months of her then current annual base salary, (ii) a pro rata percentage of the annual bonus she had received the prior fiscal year and (iii) payment of health benefits for six months, conditioned on her execution of a release; and (f) if Ms. Vallejo’s employment is terminated for death or disability, she or her estate is entitled to receive a pro rata percentage of the annual bonus she had received for the prior fiscal year. Ms. Vallejo’s Employment Agreement has an initial term of five years.

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

On June 30, 2011, Ms. Vallejo was promoted to Vice President, Finance, and a commensurate increase in her base annual salary to $160,000. On April 25, 2012, our Board of Directors approved an increase in Ms. Vallejo’s annual base salary to $180,000. On February 8, 2013, our Board of Directors appointed Ms. Vallejo as our Chief Financial Officer and increased in her annual base salary to $220,000.

On August 2, 2013, the Compensation Committee of our Board of Directors approved an amendment to Ms. Vallejo’s Employment Agreement, pursuant to which (i) the severance payment payable to Ms. Vallejo in the event of her termination has been amended to equal 12 months instead of six months of her annual base salary at the time of termination, and (ii) the period for which we will pay for applicable premium costs for continued group health plan coverage has been increased from six months to 12 months following the date of her termination, subject in each case to the terms of the Employment Agreement.

On April 25, 2012, Ms. Vallejo was granted an option to purchase up to 150,000 shares of our common stock at an exercise price of $0.21 per share under the 2011 Plan. The option vests over a two year period, with 33% vesting immediately upon issuance, 33% vesting on the one year anniversary of the grant date and 34% vesting on the two year anniversary of the grant date. The option may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

On February 8, 2013, Ms. Vallejo was granted an option to purchase 100,000 shares of our common stock at an exercise price of $0.23 per share under the 2011 Plan.  The option vests over a three year period, with 33% vesting on the one year anniversary of grant date and the remaining option shares vesting monthly thereafter in equal increments.  The option may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

Compensation of Directors

All directors received reimbursement for reasonable out-of-pocket expenses in attending Board of Directors meetings and for promoting our business.

On June 30, 2011, the Board of Directors adopted a director compensation policy for non-employee directors, retroactive to the date of each non-employee director’s appointment. According to such policy, the Chairman of our Board of Directors receives an annual fee of $30,000 and all other independent directors receive an annual fee of $15,000 for service on our Board of Directors. In addition, non-employee directors receive the following compensation for serving on the following committees of the Board of Directors:

•                  The Chairman of the Audit Committee receives $12,000 per year and each member of the Audit Committee receives $6,000 per year;

•                  The Chairman of the Compensation Committee receives $8,000 per year and each member of our Compensation Committee receives $4,000 per year;

•                  The Chairman of our Nomination and Corporate Governance Committee receives $6,000 per year and each member of the committee receives $3,000 per year; and

•                  In recognition of the significant contributions expected of the members of our Clinical and Regulatory Affairs Committee and our Financing Committee, each member of the Clinical and Regulatory Affairs Committee receives $20,000 per year and each member of our Financing Committee receives $40,000 per year.

Additionally, members of all of our committees receive a fee of $1,500 for each committee meeting attended in person and $750 for each committee meeting attended telephonically.

The following table summarizes all compensation paid to our non-employee directors during Fiscal 2013:

Director Compensation Table

Name	Fees Earned or Paid In Cash ($)	Stock Awards ($)	Option Awards ($)(4)	Non- Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Dr. Avtar Dhillon (1)	$110,000	—	18,514	—	—	—	$128,514
Dr. Anthony Maida (2)	$60,000	—	18,514	—	—	—	$78,514
Dr. James DeMesa (3)	$37,750	—	18,514	—	—	—	$56,264

(1) On April 15, 2013, Dr. Dhillon was granted an option to purchase 100,000 shares of common stock with an exercise price of $0.25 and a ten-year term.  The option vests over a one-year period, as follows: 25% on the date of grant, and 25% quarterly thereafter. As of July 31, 2013, Dr. Dhillon held (i) outstanding option awards to purchase up to an aggregate of 200,000 shares of common stock, and (ii) no outstanding stock awards.

(2) On April 15, 2013, Dr. Maida was granted an option to purchase 100,000 shares of common stock with an exercise price of $0.25 and a ten-year term.  The option vests over a one-year period, as follows: 25% on the date of grant, and 25% quarterly thereafter. As of July 31, 2013, Dr. Maida held (i) outstanding option awards to purchase up to an aggregate of 300,000 shares of common stock, and (ii) no outstanding stock awards.

(3) On April 15, 2013, Dr. DeMesa was granted an option to purchase 100,000 shares of common stock with an exercise price of $0.25 and a ten-year term.  The option vests over a one-year period, as follows: 25% on the date of grant, and 25% quarterly thereafter. As of July 31, 2013, Dr. DeMesa held (i) outstanding option awards to purchase up to an aggregate of 200,000 shares of common stock, and (ii) no outstanding stock awards.

(4) Reflects the dollar amount of the grant date fair value of awards granted during Fiscal 2013, measured in accordance with Accounting Standards Codification Topic 718 and without adjustment for estimated forfeitures. For information on the valuation assumptions with respect to such awards, refer to Note 9 “Stock-Based Compensation” in our unaudited condensed consolidated financial statements for Fiscal 2013, included in this filing.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock by (i) each person who, to our knowledge, owns more than 5% of our common stock as of September 25, 2013, (ii) each of our directors and executive officers, and (iii) all of our executive officers and directors as a group.  Unless otherwise indicated in the footnotes to the following table, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 9810 Summers Ridge Road, Suite 110, San Diego, CA 92121.  Shares of our common stock subject to options, warrants, or other rights currently exercisable or exercisable within 60 days of September 25, 2013, are deemed to be beneficially owned and outstanding for computing the share and percentage ownership of the person holding such options, warrants or other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage Beneficially Owned (1)
Directors and Named Executive Officers:
Avtar Dhillon (2)	10,085,480	5.9%
Punit Dhillon (3) (4)	4,724,000	2.8%
Anthony Maida (5)	275,000	*
James DeMesa (2)	425,000	*
Veronica Vallejo (6)	299,000	*
Current Directors and Executive Officers as a Group (5 persons)	15,808,480	9.2%

*Less than 1%

(1)       Based on 170,838,526 shares of our common stock issued and outstanding as of September 25, 2013.  Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities.

(2)       Includes 175,000 shares of common stock issuable upon exercise of options exercisable within 60 days of September 25, 2013.

(3)       Includes 120,000 shares held by Inbalance Network Inc., and 25,000 shares held by Four Front Investments.  Mr. Dhillon is a stockholder and managing partner of Inbalance Network, Inc. and Four Front Investments.  Also includes 607,000 shares held by Mr. Dhillon’s spouse.

(4)       Includes 330,000 shares of common stock issuable upon exercise of options exercisable within 60 days of September 25, 2013.

(5)       Includes 275,000 shares of common stock issuable upon exercise of options exercisable within 60 days of September 25, 2013.

(6)       Includes 99,000 shares of common stock issuable upon exercise of options exercisable within 60 days of September 25, 2013.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

Since August 1, 2011, there have been no transactions, or currently proposed transactions, in which we were or are to be a participant and the amount involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year-end for the last two completed fiscal years and in which any related person had or will have a direct or indirect material interest.

Director Independence

We are not currently listed on any national securities exchange that has a requirement that the majority of our Board of Directors be independent.  However, our Board of Directors has determined that all of the current members of our Board of Directors would be considered independent under Rule 803A of the NYSE MKT LLC Company Guide as applied to directors and to members of audit, nominating and corporate governance and compensation committees of the Board of Directors, except that Punit Dhillon would not be considered independent because he is our President and Chief Executive Officer.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed to the Company for Fiscal 2013 and Fiscal 2012 for the indicated services rendered by Mayer Hoffman McCann P.C. and Silberstein Ungar, PLLC during those periods:

	Fiscal 2013	Fiscal 2012
Audit Fees — Mayer Hoffman McCann P.C.	$133,928	$116,800
Audit Fees — Silberstein Ungar, PLLC	—	2,000
Audit Related Fees	—	—
Tax Fees	10,750	—
All Other Fees	3,750	3,500
Total	$148,248	122,300

Silberstein Ungar, PLLC was our independent registered public accounting firm through May 27, 2011, at which time Mayer Hoffman McCann P.C. was appointed as our independent registered public accounting firm.

Audit Fees. The fees identified under this caption were for professional services rendered by Mayer Hoffman McCann P.C. for the audits of our annual financial statements. The fees identified under this caption also include fees for professional services rendered by Mayer Hoffman McCann P.C. for the review of the financial statements included in our quarterly reports on Forms 10-Q. In addition, the amounts include fees for services that are normally provided by the auditor in connection with statutory and regulatory filings and engagements for the years identified. Audit fees in 2013 and 2012 include an aggregate of $32,000 and $17,000, respectively, in fees paid to Mayer Hoffman McCann P.C. and Silberstein Ungar, PLLC in connection with the filing of Registration Statements on Form S-1 to register the shares of common stock and common stock underlying warrants issued in the December 2012 Public Offering and the March 2012 Public Offering.

Tax Fees. Tax fees consist principally of assistance related to tax compliance and reporting.

All Other Fees. These fees consist primarily of consultation fees for the calculation, documentation and disclosure requirements under Financial Accounting Standards Board ASC 740.

Pre-approval Policy

Our Audit Committee’s charter requires our Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, giving effect to the “de minimus” exception for ratification of certain non-audit services allowed by the applicable rules of the SEC, in order to assure that the provision of such services does not impair the auditor’s independence.  Subsequent to the establishment of our Audit Committee on June 30, 2011, the Audit Committee approved in advance all services provided by our independent registered public accounting firms.

MHM has advised the Company that MHM leases substantially all of its personnel, who work under the control of MHM’s shareholders, from wholly-owned subsidiaries of CBIZ, Inc., in an alternative practice structure. Accordingly, substantially all of the hours expended on MHM’s engagement to audit the Company’s financial statements for the year ended July 31, 2013 and 2012, were attributed to work performed by persons other than MHM’s full-time, permanent employees.

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

3.  Exhibits

The exhibit index included at the end of this report is incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Punit Dhillon
Date: September 27, 2013		Punit Dhillon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer and Director
/s/ Punit Dhillon	(Principal Executive Officer)	September 27, 2013
Punit Dhillon

Chief Financial Officer
/s/ Veronica Vallejo	(Principal Financial and Accounting Officer)	September 27, 2013
Veronica Vallejo

/s/ James DeMesa	Director	September 27, 2013
Dr. James DeMesa

/s/ Avtar Dhillon	Director	September 27, 2013
Dr. Avtar Dhillon

/s/ Anthony Maida	Director	September 27, 2013
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OncoSec Medical Incorporated and Subsidiary

We have audited the accompanying consolidated balance sheets of OncoSec Medical Incorporated and Subsidiary (a development stage company) as of July 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended and for the period from inception (February 8, 2008) to July 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of OncoSec Medical Incorporated and Subsidiary as of July 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from inception (February 8, 2008) to July 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

September 27, 2013

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Balance Sheets

As of July 31, 2013 and July 31, 2012

	July 31, 2013	July 31, 2012
Assets
Current assets
Cash and cash equivalents	$4,970,175	$5,141,509
Prepaid expenses	186,984	343,180
Other current assets	12,528	8,367
Total Current Assets	5,169,687	5,493,056
Property and equipment, net	151,625	76,911
Intangible assets, net	1,161,731	1,858,770
Other long-term assets	26,685	—
Total Assets	$6,509,728	$7,428,737

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$729,085	$384,321
Accrued compensation	—	218,849
Accrued income taxes	1,600	3,200
Acquisition obligation, current	979,316	1,416,786
Accrued other	60,603	—
Total Current Liabilities	1,770,604	2,023,156
Acquisition obligation, net of current portion	—	979,316
Total Liabilities	1,770,604	3,002,472

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding - 118,014,224 and 87,856,000 common shares as of July 31, 2013 and July 31, 2012, respectively	11,802	8,786
Additional paid-in capital	11,467,139	5,593,567
Warrants issued and outstanding - 57,644,276 and 42,246,000 warrants as of July 31, 2013 and July 31, 2012, respectively	6,611,098	5,024,640
Deficit accumulated during the development stage	(13,350,915)	(6,200,728)
Total Stockholders’ Equity	4,739,124	4,426,265
Total Liabilities and Stockholders’ Equity	$6,509,728	$7,428,737

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Operations

	Fiscal Year Ended July 31, 2013	Fiscal Year Ended July 31, 2012	Period from Inception (February 8, 2008) to July 31, 2013
Revenue	$—	$—	$—
Expenses:
Research and development	3,159,209	2,368,481	6,202,156
General and administrative	3,905,763	3,158,693	8,153,524
Loss from operations	(7,064,972)	(5,527,174)	(14,355,680)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	4,192,781	3,150,986
Loss on extinguishment of debt	—	(761,492)	(761,492)
Financing transaction costs	—	—	(210,000)
Non-cash interest expense	(83,215)	(266,567)	(349,782)
Interest expense	—	—	(1,357)
Impairment charges	—	—	(9,000)
Net loss before income taxes	(7,148,187)	(2,362,452)	(13,344,915)
Provision for income taxes	2,000	2,400	6,000
Net loss	$(7,150,187)	$(2,364,852)	$(13,350,915)
Basic and diluted net loss per common share	$(0.07)	$(0.04)
Weighted average shares used in computing basic and diluted net loss per common share	106,558,325	67,443,432

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from Inception (February 8, 2008) to July 31, 2013

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	766,500	76	138,224	—	—	—	138,300
Exercise of common stock warrants	441,724	45	181,931	(441,724)	(39,858)	—	142,118
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	452,128	—	—	—	452,128
Net loss	—	—	—	—	—	(7,150,187)	(7,150,187)
Balance, July 31, 2013	118,014,224	$11,802	$11,467,139	57,644,276	$6,611,098	$(13,350,915)	$4,739,124

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Consolidated Statements of Cash Flows

	Year Ended July 31, 2013	Year Ended July 31, 2012	Period from Inception (February 8, 2008) to July 31, 2013
Operating activities
Net loss	$(7,150,187)	$(2,364,852)	$(13,350,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	736,875	717,450	1,705,145
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	761,492	761,492
Gain on adjustment to fair value of derivative liabilities	—	(4,192,781)	(3,150,986)
Non-cash interest expense	83,215	266,567	349,782
Share-based compensation	452,128	332,778	784,906
Common stock paid for services	34,500	249,000	366,500
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	156,194	(164,220)	(186,986)
(Increase) decrease in other current and long-term assets	(30,845)	7,572	(39,212)
(Decrease) increase in accounts payable and accrued liabilities	344,764	15,146	729,085
(Decrease) increase in accrued compensation	(218,849)	151,075	—
(Decrease) increase in accrued other	60,603	—	60,603
(Decrease) Increase in accrued income taxes	(1,600)	1,600	1,600
Net cash used in operating activities	(5,533,202)	(4,219,173)	(11,113,396)
Investing activities
Purchases of property and equipment	(114,550)	(54,511)	(239,347)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(114,550)	(54,511)	(489,347)
Financing activities
Proceeds from issuance of common stock and warrants	7,200,000	7,750,000	19,089,000
Payment of financing and offering costs	(504,000)	(542,500)	(1,046,500)
Payment of amounts due under acquisition obligation	(1,500,000)	(250,000)	(1,750,000)
Proceeds from exercise of warrants and stock options	280,418	—	280,418
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash provided by financing activities	5,476,418	6,957,500	16,572,918
Net increase (decrease) in cash	(171,334)	2,683,816	4,970,175
Cash and cash equivalents, at beginning of period	5,141,509	2,457,693	—
Cash and cash equivalents, at end of period	$4,970,175	$5,141,509	$4,970,175

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$2,800	$800	$3,600

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$228,240	$276,980	$505,220
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$402,355	$402,355

The accompanying notes are an integral part of these consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) was incorporated under the name of Netventory Solutions Inc., in the state of Nevada on February 8, 2008 to pursue the business of inventory management solutions.  On March 1, 2011, Netventory Solutions Inc. completed a merger with its subsidiary OncoSec Medical Incorporated and changed its name to OncoSec Medical Incorporated.  On March 24, 2011, the Company completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of various cancers.  Since this acquisition, the Company has focused its efforts in the biomedical industry and abandoned its efforts in the online inventory services industry.  Prior to the acquisition of the assets from Inovio, the Company had been inactive since March 2010 and had no continuing operations other than those of a company seeking a business opportunity.  The Company has not produced any revenues from its newly acquired assets and is considered a development stage company.

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

Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property and equipment for the purpose of computing depreciation are:

Computers and Equipment	3 to 5 years
Computer Software	1 to 3 years
Leasehold Improvements	3 years

Total depreciation expense recorded for the years ended July 31, 2013 and 2012 was approximately $40,000 and $35,000 respectively.

Net Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted average number of common shares outstanding during the respective period. Diluted earnings per share is computed using the weighted average number of common shares outstanding during the period, plus the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. In calculating diluted earnings per share, the dilutive effect of stock options is computed using the average market price for the respective period. In addition, the assumed proceeds under the treasury stock method include the average unrecognized compensation expense of stock options that are in-the-money. This results in the “assumed” buyback of additional shares, thereby reducing the dilutive impact of stock options. The Company did not include shares underlying stock options and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive.

Stock Options to Non-Employees

Expense for stock options granted to non-employees has been determined using the estimated fair value of the stock options issued, based on the Black-Scholes Option Pricing Model.  Such options are revalued quarterly until fully vested, with any change in fair value expensed.  During the years ended July 31, 2013 and 2012, the Company recorded $11,000 and $25,000, respectively, in research and development expense and $289,000 and $133,000, respectively, in general and administrative expense for stock options granted to non-employees.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended July 31, 2013 and 2012, or for the period from inception (February 8, 2008) through July 31, 2013.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of July 31, 2013 and July 31, 2012, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $13,350,915 as of July 31, 2013.

As of July 31, 2013, the Company had cash and cash equivalents of approximately $4.9 million.  On September 18, 2013, the Company completed a registered public offering and issued an aggregate of 47,792,000 shares of the Company’s common stock and warrants to purchase an aggregate of 23,896,000 shares of the Company’s common stock, for net proceeds to the Company, after deducting for fees and expenses, of approximately $11.1 million (the “September 2013 Public Offering”) (see Note 13)  As a result of the September 2013 Public Offering, the Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. Even after giving effect to the proceeds received from that public offering, the Company will require additional financing to fund its planned operations, including research and development and clinical trials and commercialization of the intellectual property acquired from Inovio pursuant to the Asset Purchase Agreement (see Note 5). In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

The Company used Level 3 inputs for its valuation methodology for the warrant derivative liabilities. The estimated fair values were determined using a Monte Carlo option pricing model based on various assumptions. The Company’s derivative liabilities are adjusted to reflect estimated fair value at each period end, with any decrease or increase in the estimated fair value being recorded in other income or expense accordingly, as adjustments to fair value of derivative liabilities.

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

During the year ended July 31, 2012, the estimated fair value of derivative liabilities decreased by $4,192,781.  This amount was recorded as other income during the year ended July 31, 2012.

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered into the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology (which we now refer to as the OncoSec Medical System, or OMS), including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011. The Asset Purchase Agreement has been amended by the parties to modify the schedule of payments to Inovio (see Note 6).

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

Patents are stated net of accumulated amortization of approximately $1,626,000 and $929,000 as of July 31, 2013 and July 31, 2012, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the years ended July 31, 2013 and 2012 was approximately $697,000 and $682,000, respectively.  At July 31, 2013, the weighted average remaining amortization period for all patents was approximately 1.67 years.  Estimated amortization expense over the annual periods ended July 31, 2014 and 2015 is approximately $697,000 and $465,000, respectively.

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the years ended July 31, 2013 and 2012, no impairment was recorded.

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

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.00%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 5).  The discount was revised as of the date of the First and Second Amendments to arrive at a revised imputed interest discount on the obligation of approximately $132,000 as of September 28, 2011 and $145,000 as of March 24, 2012.  The increase in imputed interest as of the date of the Second Amendment was primarily due to the extended payment terms.  Non-cash interest expense recognized during the years ended July 31, 2013 and 2012 was approximately $83,000 and $152,000, respectively.  As of July 31, 2013, the outstanding acquisition obligation was reduced by a short-term imputed interest discount of approximately $21,000.

The Company evaluated both amendments in accordance with ASC 470-50.  The Company determined the modification of the terms upon entry into the First Amendment to the Asset Purchase Agreement on September 28, 2011, was not considered substantial as of that date.  In accordance with the guidance, the fair value of the warrants issued to Inovio as consideration for the First Amendment were recorded as a discount to the acquisition obligation to be amortized to interest expense over the remaining term of the modified obligation payable, starting September 28, 2011.  On March 24, 2012, the Company entered into the Second Amendment.  In accordance with the guidance, the Company evaluated the cumulative impact of both amendments and determined the modification of the terms of the Asset Purchase Agreement as a result of the Second Amendment was considered substantial.  The Company recorded the difference between the re-acquisition price and carrying value of the debt as of the modification date of March 24, 2012 as a loss on debt extinguishment of $761,492.  The loss on debt extinguishment recorded resulted in the write-off of the unamortized portion of the discount to the debt obligation initially recorded upon entry into the First Amendment in the amount of approximately $113,000 as of March 24, 2012.  As of March 24, 2012, the acquisition obligation’s fair value was $2,504,178.  During the year ended July 31, 2012, approximately $115,000 was recognized as non-cash interest expense for amortization of the discount to the acquisition obligation.

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

On June 24, 2011, in connection with the closing of the June 2011 Private Placement, the Company and the Purchasers entered into a registration rights agreement pursuant to which the Company is required to file a registration statement within 30 days following such closing to register the resale of the common stock and the common stock underlying the warrants issued in the June 2011 Private Placement.  The failure on the part of the Company to meet the filing deadlines and other requirements set forth in the registration rights agreement may subject the Company to payment of certain monetary penalties, up to a maximum of 9% of the aggregate proceeds of the June 2011 Private Placement.  As of July 31, 2013 the Company was in compliance with the requirements set forth in the registration rights agreement.

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

The change in the estimated fair value of the Series A and C Warrants during the year ended July 31, 2012, resulted in other income of $4,192,781. Such change in the estimated fair value was primarily due to the fluctuation in the Company’s common stock price and updates to the assumptions used in the option pricing models.

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

The fair value of the warrants issued in connection with the December 2012 Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $2,151,360 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 96.66%, and a risk-free interest rate of 0.56%).  The Company completed an evaluation of all of the warrants issued in connection with this offering and determined the warrants should be classified as equity within the consolidated balance sheets.

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

At July 31, 2013, the Company had outstanding warrants to purchase 57,644,276 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and December 2017.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 9 — Stock-Based Compensation

In May 2011, the Company’s Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”).  The 2011 Plan was approved by the Company’s stockholders in March 2012 and originally authorized the Board of Directors to grant equity awards to employees, directors, and consultants for up to 5,200,000 shares of common stock.  On April 15, 2013, the Company’s stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 3,800,000 shares of common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 9,000,000 shares. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period specified in individual option agreements entered into with grantees, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

During the year ended July 31, 2013, the Company granted options to purchase 685,000 and 300,000 shares of the Company’s common stock to employees and directors, respectively, under the 2011 Plan.  The options issued to employees have a ten-year term, vest over a range of two to three years and have exercise prices ranging from $0.20 to $0.42.  The options issued to directors have a ten-year term, vest quarterly in equal increments over one year and have an exercise price of $0.25.  During the year ended July 31, 2013, the Company also granted options to purchase 2,030,000 shares of the Company’s common stock to consultants under the 2011 Plan. The options issued to consultants have three to ten year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $0.18 to $0.35.

During the year ended July 31, 2012, the Company granted options to purchase 1,300,000 and 400,000 shares of the Company’s common stock to employees and directors, respectively, under the 2011 Plan.  The options issued to employees have a ten-year term, vest over two years and have exercise prices ranging from $0.21 to $0.40.  The options issued to directors have a ten-year term, vest quarterly in equal increments over one year and have exercise prices ranging from $0.21 to $0.40.  During the year ended July 31, 2012, the Company also granted options to purchase 1,560,000 shares of the Company’s common stock to consultants under the 2011 Plan. The options issued to consultants have three to ten year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $0.18 to $0.39.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the years ended July 31, 2013 and 2012, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model.

The following assumptions were used to calculate the fair value of share-based compensation during the years ended:

	July 31, 2013	July 31, 2012
Expected volatility	80.32% - 97.85%	85.96 - 125.00%
Risk-free interest rate	0.31% - 1.97%	0.35% - 2.08%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 - 10 years	3 - 10 years

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

Share-based compensation expense recorded in the Company’s consolidated statements of operations for the years ended July 31, 2013 and 2012 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $452,000 and $333,000, respectively.  Of these balances during the years ended July 31, 2013 and 2012, $41,000 and $89,000, respectively, was recorded to research and development, and $411,000 and $244,000, respectively, was recorded in general and administrative in the Company’s consolidated statements of operations.

A summary of the Company’s stock option activity for the years ended July 31, 2013 and 2012, is as follows:

	Option Shares Outstanding	Weighted-Average Exercise Price	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2011	—	$—	$—
Granted	3,260,000	0.24	—
Exercised	—	—	—
Forfeited / Cancelled	(85,000)	0.40	—
Balance at July 31, 2012	3,175,000	0.24	24
Granted	3,015,000	0.22	232
Exercised	(766,500)	0.18	52
Forfeited / Cancelled	(273,500)	0.33	9
Balance at July 31, 2013	5,150,000	$0.23	$372

Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Weighted Average Exercise Price	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)	Weighted Average Exercise Price
$0.18 - 0.42	5,150,000	6.08	$0.25	3,387,700	5.58	$0.23

The weighted-average grant date fair value of stock options granted during the years ended July 31, 2013 and 2012 were $0.14 and $0.18, respectively.  As of July 31, 2013, there was approximately $227,000 of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.28 years.

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an accrual of $0 and $0 for interest or penalties on the Company’s consolidated balance sheets at July 31, 2013 and July 31, 2012 respectively, and has recognized $0 and $0 of interest and/or penalties in the consolidated statements of operations for the years ended July 31, 2013 and 2012, respectively.

The Company is subject to taxation in the United States and California. The Company’s tax years for 2008 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

At July 31, 2013, the Company had federal and California income tax net operating loss carryforwards of approximately $11,989,000 and $11,832,000, respectively.  In addition, the Company has federal and California research and development tax credit carryforwards of approximately $133,000 and $140,000, respectively. The Company also has California Hiring Credits of approximately $9,300.  The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2030 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382/383 or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  Based on a preliminary assessment, the Company believes that an ownership change occurred in 2011. The Company estimates that if such a change did occur, the federal and state net operating loss carry-forwards and research and development credits that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Significant components of the Company’s deferred tax assets as of July 31, 2013 and 2012 are listed below (in thousands):

	2013	2012
Net operating loss carryforwards	4,444,000	1,986,000
Credits	190,000	124,000
Start-up costs	67,000	72,000
Accumulated Depreciation	450,000	282,000
Other	253,000	129,000
Net deferred tax assets	5,404,000	2,593,000
Valuation allowance for deferred tax assets	(5,404,000)	(2,593,000)
Net deferred taxes	$—	$—

A valuation allowance of $5,404,000 and $2,593,000 at July 31, 2013 and 2012, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

A reconciliation of incomes taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2013	2012
Federal tax benefit a the expected statutory rate	34.00%	34.00%
State income tax, net of federal tax benefit	(0.01)%	(0.07)%
Loss on extinguishment of debt	(0.00)%	(11.48)%
Adjustment to fair value of derivative liabilities	0.00%	63.20%
Non-deductible expenses	(0.08)%	(6.63)%
Change in valuation allowance	(33.93)%	(81.58)%
Other	0.00%	2.45%
Income tax benefit — effective rate	(0.02)%	(0.11)%

Note 11—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On May 12, 2011, the Company entered into a one-year lease agreement for office space, with a base annual rent of $42,000.  On June 1, 2012, the Company entered into an amendment to its lease agreement.  The lease amendment extended the lease term for a period of seven months commencing on June 1, 2012, through December 31, 2012.  The amendment also increased the base monthly rent to approximately $10,000.  On December 18, 2012, the Company entered into a second amendment to its lease agreement.  The second amendment extended the lease term for a period of six months commencing on January 1, 2013 through June 30, 2013, with no changes to remaining terms of the lease.

On May 31, 2013, the Company entered into a thirty-eight month lease agreement for new office space, commencing on July 1, 2013.  The initial base monthly rent is approximately $8,000, with scheduled annual increases of 3%.  Under the terms of the lease agreement, the Company received a tenant improvement allowance of approximately $60,000, which was classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Tenant improvements associated with the lease agreement are recorded as an addition to leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvement or the remaining life of the lease.

At July 31, 2013, future minimum lease payments under the non-cancelable operating leases are as follows:

Year Ended July 31,	Operating Lease
2014	$86,390
2015	100,860
2016	103,891
2017	8,895
Total minimum payments	$300,036

On May 18, 2011, the Company entered into Employment Agreements with a term of five years with each of its President and Chief Executive Officer, its Chief Business Officer and its Chief Financial Officer, who was then our VP Finance and Controller, (the “Officers”). Under the terms of the agreements, if any of the Officers are terminated other than for cause, death or disability, or if the case of termination of employment with the Company for good reason, the Officers are entitled to receive (i) severance payments equal to between six and twenty four months of the then-current annual base salary, (ii) a pro rata percentage of the annual bonus received the prior fiscal year and (iii) payment of health benefits for a period between six and twenty four months, conditioned on the execution of a release.  In addition, in the event of a change in control of the Company, the agreements provide for the acceleration of vesting of any unvested stock options outstanding.  Effective April 26, 2012, as a result of the termination of employment of the Company’s Chief Business Officer and his execution of a release, the Company recorded a severance liability of $220,000 in accordance with the terms of the Employment Agreement and the separation release.  On August 2, 2013, the Employment Agreement with the Company’s Chief Financial Officer was amended to increase (i) the severance payment in the event of termination to equal 12 months instead of six months of the Chief Financial Officer’s annual base salary at the time of the termination, and (ii) the period for which the Company will pay for applicable premium costs for continued group health plan coverage to 12 months instead of six months following the date of the termination, subject in each case to the terms of the Employment Agreement.

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service imposed maximum limits. The terms of the plan allows for discretionary employer matching contributions. No employer matching contributions were made during the years ended July 31, 2013 and 2012.

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

Note 13 — Subsequent Events

On September 18, 2013, the Company closed the September 2013 Public Offering and issued an aggregate of 47,792,000 shares of its common stock and warrants to purchase an aggregate of 23,896,000 shares of common stock for gross proceeds of approximately $11.95 million. The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds to the Company from the sale of the common stock and the warrants in the September 2013 Public Offering were approximately $11.1 million.

In connection with the offering, the Company paid placement agent fees of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 2,389,600 shares of our common stock (the “September 2013 Placement Agent Warrants”).  The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on September 13, 2018.

EXHIBIT INDEX

The following exhibits are being filed with this Annual Report on Form 10-K.

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

10.5#

Amendment No. 1 to Employment Agreement, dated August 2, 2013, by and between OncoSec Medical Incorporated and Veronica Vallejo (incorporated by reference to our Current Report on Form 8-K, filed on August 8, 2013)

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

10.13	Form of Series A Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

10.14	Form of Series B Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

10.15	Form of Series C Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

10.16	Share Purchase Warrant (incorporated by reference to our Current Report on Form 8-K filed on October 3, 2011)

10.17

Placement Agent Agreement between Rodman & Renshaw and OncoSec Medical Incorporated, dated January 23, 2012 (incorporated by reference to our Registration Statement on Form S-1, filed on January 24, 2012, File No. 333-179146)

10.18

Amendment Agreement to Placement Agent Agreement between Rodman & Renshaw and OncoSec Medical Incorporated, dated March 12, 2012 (incorporated by reference to our Registration Statement on Form S-1/A, filed on March 12, 2012, File No. 333-179146)

10.19	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.20

Securities Purchase Agreement, dated March 23, 2012, by and among Oncosec Medical Incorporated and each purchaser identified on the signature pages thereto (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.21

Second Amendment to Asset Purchase Agreement, dated March 24, 2012, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.22	Common Stock Purchase Warrant (issued to Inovio Pharmaceuticals on March 24, 2012) (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.23

Placement Agent Agreement, dated November 16, 2012, between Dawson James Securities, Inc. and OncoSec Medical Incorporated (incorporated by reference to our Registration Statement on Form S-1/A, filed on November 19, 2012, File No. 333-183544)

10.24	Form of Securities Purchase Agreement (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

10.25	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

10.26

Standard Industrial Lease, dated May 31, 2013, by and between OncoSec Medical Incorporated and H.G. Fenton Property Company (incorporated by reference to our Current Report on Form 8-K, filed on June 6, 2013)

10.27#	OncoSec Medical Incorporated 2011 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, filed on August 29, 2011, File No. 333-176537)

10.28#	Amendment No. 1 to the OncoSec Medical Incorporated 2011 Stock Incentive Plan (incorporated by reference to our Registration Statement on Form S-8, filed on May 21, 2013, File No. 333-188726)

10.29

Securities Purchase Agreement, dated September 16, 2013, by and among Oncosec Medical Incorporated and the purchasers party thereto (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

10.30	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

10.31

Placement Agent Agreement, dated August 16, 2013, by and between OncoSec Medical Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to our Registration Statement on Form S-1/A, filed on August 16, 2013, File No. 333-189516)

10.32	Amendment to Placement Agent Agreement, dated September 11, 2013, by and between OncoSec Medical Incorporated and H.C. Wainwright & Co., LLC (filed herewith)

21.1	Subsidiaries of the registrant (incorporated by reference to our Registration Statement on Form S-1, filed on July 25, 2011, File No. 333-175779)

23.1	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS++	XBRL Instant Document

101.SCH++	XBRL Taxonomy Extension Schema Document

101.CAL++	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF++	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB++	XBRL Taxonomy Extension Label Linkbase Document

101.PRE++	XBRL Taxonomy Extension Presentation Linkbase Document

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