Form 10-Q
period 2013-10-31
ONCOSEC MEDICAL Inc
filed 2013-12-16
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

9810 Summers Ridge Road, Suite 110, San Diego, CA 92121

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

170,838,526 shares of the registrant’s common stock were issued and outstanding as of December 13, 2013.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2013

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Balance Sheets

As of October 31, 2013 and July 31, 2013

	(unaudited) October 31, 2013	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$15,193,760	$4,970,175
Prepaid expenses and other current assets	697,316	199,512
Total Current Assets	15,891,076	5,169,687
Property and equipment, net	146,885	151,625
Intangible assets, net	987,472	1,161,731
Other long-term assets	26,685	26,685
Total Assets	$17,052,118	$6,509,728

Liabilities and Stockholders’ Equity

Liabilities
Current and long-term liabilities
Accounts payable and accrued liabilities	$799,396	$729,085
Acquisition obligation, current	991,609	979,316
Accrued other	63,027	62,203
Total Liabilities	1,854,032	1,770,604

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 170,838,526 and 118,014,224 common shares as of October 31, 2013 and July 31, 2013, respectively	17,084	11,802
Additional paid-in capital	21,540,797	11,467,139
Warrants issued and outstanding — 79,397,574 and 57,644,276 warrants as of October 31, 2013 and July 31, 2013, respectively	9,042,606	6,611,098
Deficit accumulated during the development stage	(15,402,401)	(13,350,915)
Total Stockholders’ Equity	15,198,086	4,739,124
Total Liabilities and Stockholders’ Equity	$17,052,118	$6,509,728

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Period from Inception (February 8, 2008) to October 31, 2013
Revenue	$—	$—	$—
Expenses:
Research and development	773,958	1,180,974	6,887,006
General and administrative	1,214,535	816,502	9,457,167
Loss from operations	(1,988,493)	(1,997,476)	(16,344,173)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	—	3,150,986
Loss on extinguishment of debt	—	—	(761,492)
Financing transaction costs	—	—	(210,000)
Non-cash interest expense	(12,293)	(27,449)	(362,075)
Interest expense	—	—	(1,357)
Impairment charges	—	—	(9,000)
Net loss before income taxes	(2,000,786)	(2,024,925)	(15,345,701)
Provision for income taxes	50,700	2,000	56,700
Net loss	$(2,051,486)	$(2,026,925)	$(15,402,401)
Basic and diluted net loss per common share	$(0.01)	$(0.02)
Weighted average shares used in computing basic and diluted net loss per common share	144,247,064	87,892,196

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from Inception (February 8, 2008) to October 31, 2013 (unaudited)

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	766,500	76	138,224	—	—	—	138,300
Exercise of common stock warrants	441,724	45	181,931	(441,724)	(39,858)	—	142,118
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	452,128	—	—	—	452,128
Net loss	—	—	—	—	—	(7,150,187)	(7,150,187)
Balance, July 31, 2013	118,014,224	11,802	11,467,139	57,644,276	6,611,098	(13,350,915)	4,739,124
Common stock issued for services	500,000	50	149,950	—	—	—	150,000
Exercise of common stock warrants	4,532,302	453	1,617,980	(4,532,302)	(440,035)	—	1,178,398
Public offering on September 18, 2013, net of issuance costs of $836,360	47,792,000	4,779	8,235,318	26,285,600	2,871,543	—	11,111,640
Share-based compensation expense	—	—	70,410	—	—	—	70,410
Net loss	—	—	—	—	—	(2,051,486)	(2,051,486)
Balance, October 31, 2013	170,838,526	$17,084	$21,540,797	79,397,574	$9,042,606	$(15,402,401)	$15,198,086

(1) Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Three Months Ended October 31, 2013	Three Months Ended October 31, 2012	Period from Inception (February 8, 2008) to October 31, 2013
Operating activities
Net loss	$(2,051,486)	$(2,026,925)	$(15,402,401)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,453	183,484	1,895,599
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	—	761,492
Gain on adjustment to fair value of derivative liabilities	—	—	(3,150,986)
Non-cash interest expense	12,293	27,449	362,075
Share-based compensation	70,410	179,631	855,316
Common stock issued for services	50,000	—	449,833
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(542,096)	118,468	(612,415)
(Increase) decrease in other long-term assets	(5,708)	—	(44,921)
(Decrease) increase in accounts payable and accrued liabilities	220,311	358,304	799,396
(Decrease) Increase in accrued other	824	(57,497)	63,027
Net cash used in operating activities	(2,054,999)	(1,217,086)	(13,168,395)
Investing activities
Purchases of property and equipment	(11,454)	—	(250,801)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(11,454)	—	(500,801)
Financing activities
Proceeds from issuance of common stock and warrants	11,948,000	—	31,037,000
Payment of financing and offering costs	(836,360)	—	(1,882,860)
Payment of amounts due under acquisition obligation	—	(500,000)	(1,750,000)
Proceeds from exercise of warrants and stock options	1,178,398	106,050	1,458,816
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash provided by (used in) financing activities	12,290,038	(393,950)	28,862,956
Net increase (decrease) in cash	10,223,585	(1,611,036)	15,193,760
Cash and cash equivalents, at beginning of period	4,970,175	5,141,509	—
Cash and cash equivalents, at end of period	$15,193,760	$3,530,473	$15,193,760

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$1,600	$—	$5,200

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$410,535	$—	$1,011,076
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$—	$402,355

The accompanying notes are an integral part of these condensed consolidated financial statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying condensed consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated. All significant intercompany transactions and balances have been eliminated at consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2013, condensed consolidated statements of operations for the three months ended October 31, 2013 and 2012, condensed consolidated statements of stockholders’ equity (deficit) for the period from inception (February 8, 2008) to October 31, 2013 and the condensed consolidated statements of cash flows for the three months ended October 31, 2013 and 2012, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2013 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2013, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 27, 2013. The consolidated balance sheet at July 31, 2013 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of October 31, 2013 and July 31, 2013, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $15,402,401 as of October 31, 2013.

As of October 31, 2013, the Company had cash and cash equivalents of approximately $15.2 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 3—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered into the Asset Purchase Agreement with Inovio, whereby the Company agreed to purchase certain assets of Inovio related to certain non-DNA vaccine and selective electrochemical tumor ablation (“SECTA”) technology (which we now refer to as the OncoSec Medical System, or OMS), including, among other things: (a) certain patents, including patent applications, and trademarks related to the SECTA technology; (b) certain equipment, machinery, inventory and other tangible assets related to the technology; (c) certain engineering and quality documentation related to the technology; and (d) the assignment of certain contracts related to the technology.  In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011. The Asset Purchase Agreement has been amended by the parties to modify the schedule of payments to Inovio (see Note 4).

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

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $38,000 and $3,000,000, respectively.  Included in the estimated fair value of the intangible assets is the value associated with the engineering and quality documentation acquired, which was determined to have no stand-alone value apart from the patents.  The relative fair value of the intangible assets of $2,962,000 was reduced by a discount of approximately $174,000 recorded for the acquisition obligation. The relative fair value of the tangible assets of $38,000 was expensed to research and development as of the acquisition date.

Patents are stated net of accumulated amortization of approximately $1,800,000 and $1,626,000 as of October 31, 2013 and July 31, 2013, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three months ended October 31, 2013 and 2012 was approximately $174,000 and $174,000, respectively.

Note 4—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 3).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).  The First Amendment modified the payment of $750,000 due to Inovio by September 24, 2011, requiring the Company to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio on or before March 31, 2012.  On March 24, 2012, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”).  The Second Amendment further modified the payment terms for the $1,150,000 scheduled payments due to Inovio in March 2012 by requiring the Company to make a payment of $150,000 on March 31, 2012, with the remaining $1,000,000 to be paid to Inovio on December 31, 2013.  In consideration for the First Amendment, the Company issued to Inovio a warrant to purchase 1,000,000 shares of common stock.  In consideration for the Second Amendment, the Company issued to Inovio a warrant to purchase 3,000,000 shares of common stock.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, are as follows:

•                  $   250,000 - Upon the closing of the Asset Purchase Agreement

•                  $   100,000 - September 30, 2011

•                  $   150,000 - March 31, 2012

•                  $   500,000 - September 24, 2012

•                  $ 1,000,000 - March 31, 2013

•                  $ 1,000,000 - December 31, 2013

As of October 31, 2013, the Company’s only remaining obligation under this arrangement is the $1,000,000 payment scheduled for December 31, 2013.

Note 5—Public Offering

September 2013 Public Offering

On September 18, 2013, the Company closed a registered public offering of an aggregate of 47,792,000 shares of the Company’s common stock and warrants to purchase an aggregate of 23,896,000 shares of common stock for gross proceeds to the Company of approximately $11.95 million (the “September 2013 Public Offering”).  On September 16, 2013, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the common stock and warrants in the September 2013 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the September 2013 Public Offering were approximately $11.1 million.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 50% of the shares issued to such purchaser in the offering.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants, or September 18, 2017.

Pursuant to a Placement Agent Agreement, dated August 16, 2013, by and between the Company and H.C. Wainwright & Co., LLC (“H.C. Wainwright”), H.C. Wainwright agreed to act as the Company’s placement agent in connection with the offering.  Pursuant to the Placement Agent Agreement, the Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to 6% of the gross proceeds of the offering (the “Placement Agent Fee”), as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering. In addition, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of Common Stock sold in the offering, or 2,389,600, to the placement agent or its designees (the “Placement Agent Warrants”). As permitted under the Placement Agent Agreement, the Company elected to pay 20% of each of the Placement Agent Fee and the 5% Placement Agent Warrants directly to Maxim Group LLC (“Maxim”), who acted as financial advisor in the offering. As a result, the Company issued Placement Agent Warrants to purchase 1,911,680 shares and 477,920 shares to Wainwright and Maxim, respectively, or their designees..  The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and shall expire on September 18, 2018.  The fair value of the Placement Agent Warrants was $410,535 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 94.57%, and a risk-free interest rate of 1.43%), and was recorded as an offering cost.  The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act.

The fair value of the warrants issued in connection with the September 2013 Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $2,461,008 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 83.62%, and a risk-free interest rate of 1.43%).  The Company completed an evaluation of all of the warrants issued in connection with this offering and determined the warrants should be classified as equity within the condensed consolidated balance sheet.

Note 6— Other Equity and Common Stock Transactions

In May 2013, the Board of Directors authorized the issuance of 500,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  As of the grant date, the Company recorded a payable in the amount of $150,000 for the issuance of these shares of stock, based on the closing price of the Company’s common stock as of the date of grant.  The value related to these common shares is amortized over the service period of nine months.  The Company recorded $50,000 of consulting expense during the three months ended October 31, 2013, related to these shares.

At October 31, 2013, the Company had outstanding warrants to purchase 79,397,574 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and September 2018.

Note 7 — Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three month periods ended October 31, 2013 and 2012, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors.  The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award.  The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended October 31, 2013, the Company granted an option to purchase 500,000 shares of the Company’s common stock to a consultant under the 2011 Plan. The option issued to the consultant has a three year term, vests in accordance with the terms of the applicable consulting agreement, and has an exercise price of $0.26.

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

The following assumptions were used to calculate the fair value of share-based compensation during the three months ended October 31, 2013 and 2012:

	October 31, 2013	October 31, 2012
Expected volatility	83.62%	79.25% - 97.85%
Risk-free interest rate	0.69%	0.36% - 1.92%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 years	3 - 10 years

Share-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2013 and 2012 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $70,000 and $180,000, respectively.  Of this balance, $8,000 and $20,000 was recorded to research and development, and $62,000 and $160,000, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the periods ended October 31, 2013 and 2012, respectively.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2013 and 2012 were $0.14 and $0.16, respectively.

Note 8—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

Note 9—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 3 and the amendments (and related warrants) disclosed in Note 4, while performing his duties as Executive Chairman of Inovio.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Consolidated Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2013, our subsequent quarterly reports on Form 10-Q and our subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Company Overview

We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions.  Effective March 1, 2011, we consummated a 32 for one forward stock split of our common stock and completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to change our name to “OncoSec Medical Incorporated”.

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

We did not assume any liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize our OMS technology.  We have entered into amendments to the Asset Purchase Agreement with Inovio in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications).  We recently made a payment of $1 million to Inovio in May 2013 and we are required to make a final payment to Inovio of $1 million on December 31, 2013. In consideration for the First Amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share.  In consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share.  Each of the warrants is subject to a five year term.  Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our consolidated balance sheet.

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

We are focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to deliver active therapeutic agents to treat solid tumors. Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  We have initiated three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma.

University of South Florida License

On August 24, 2012, we secured an exclusive license for specific patented technology from the University of South Florida Research Foundation relating to the delivery of gene-based therapeutics via intratumoral and intramuscular electroporation. This patent directly supports our clinical development focus in solid tumor applications and specifically in metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma using our ImmunoPulse therapy, and extends patent protection for the ImmunoPulse technology to the year 2024.

Old Dominion University Sponsored Research Agreement

On June 4, 2013, we entered into a sponsored research agreement with Old Dominion University and The Frank Reidy Research Center for Bioelectrics (the “ODU SRA”). The intent of the ODU SRA was to pursue some or all of the following goals in furtherance of our operational milestones: (i) to initiate and collaborate on nonclinical research focused on developing new technology related to electroporation and delivery of different agents into solid tumors by electroporation, (ii) to pursue exploratory research to support the development of ImmunoPulse for its melanoma program and other solid tumor malignancies in response to new advances being made in the melanoma field and (iii) to support additional research and development on our electroporation parameters for certain targets. Our initial work order under the ODU SRA was submitted concurrently with our execution of the ODU SRA and we have submitted subsequent work orders for additional research under the ODU SRA since its execution, including during the three months ended October 31, 2013.

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

In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 2,389,600 shares of our common stock (the “September 2013 Placement Agent Warrants”).  The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on September 13, 2018.  We intend to use the net proceeds from the September 2013 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.  As described above and elsewhere in this quarterly report, we are obligated to make a final payment of $1 million to Inovio on December 31, 2013.

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

We completed an evaluation of all of the warrants issued in connection with the foregoing offerings and determined the warrants should be classified as equity within our consolidated balance sheets.

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

Results of Operations for the Three Months Ended October 31, 2013 Compared to the Three Months Ended October 31, 2012

The unaudited consolidated financial data for the three months ended October 31, 2013 and October 31, 2012 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2013 ($)	October 31, 2012 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	773,958	1,180,974	(407,016)	(34)
General and administrative	1,214,535	816,502	398,033	49
Loss from operations	(1,988,493)	(1,997,476)	(8,983)	—
Other income (expense)
Interest expense — non-cash	(12,293)	(27,449)	(15,156)	(55)
Net income (loss) before income taxes	(2,000,786)	(2,024,925)	(24,139)	(1)
Income tax provision	50,700	2,000	48,700	**
Net income (loss)	(2,051,486)	(2,026,925)	24,561	1

** Percentage increase/(decrease) is greater than 100%.

Operational Milestones and Research and Development Expenses

The $407,000 decrease in research and development expenses for the three month period ended October 31, 2013 as compared to the three month period ended October 31, 2012 was mainly the result of decreases in contract labor costs of $90,000 and a decrease in clinical trial related expenses of $349,000. The decrease in our clinical trial related expense was primarily related to plasmid manufacturing costs incurred during the period ended October 31, 2012 which did not recur during the quarter ended October 31, 2013. We expect research and development to account for a significant portion of our total expenses in the future, and to generally increase in future periods as we continue to focus on designing and developing our product candidates.

We expect to continue to use our current funds following our September 2013 offering for the advancement of our operational milestones. Our significant milestones currently include the expansion of our research and development efforts in furtherance of our ImmunoPulse clinical pipeline (our “Clinical Pipeline”) and of electroporation devices (“Device R&D”). Specifically, we intend to pursue the following key activities; (i) ongoing product development and execution of clinical trials supporting our Clinical Pipeline, (ii) research related to new product candidates entering into our Clinical Pipeline; and (iii) new Device R&D and support for clinical trials including improvements to existing devices.

Activities related to the above milestones, including aggregate material costs we estimate to incur in our fiscal year ending July 31, 2014 (“Fiscal 2014”) that are associated with our Clinical Pipeline, include research and clinical trial and related costs of approximately $4,700,000, which are inclusive of plasmid manufacturing costs of approximately $700,000. Material costs we estimate to incur in Fiscal 2014 associated with our Device R&D milestone include salary and related costs of approximately $700,000 and engineering and professional services of approximately $350,000. During the three month period ended October 31, 2013, we incurred approximately $432,000 in costs associated with our Clinical Pipeline and approximately $160,000 in costs associated with our Device R&D milestone.

General and Administrative

The $398,000 increase in general and administrative expenses for the three month period ended October 31, 2013, as compared to the three month period ended October 31, 2012, was primarily the result of increased salary and associated costs of $65,000, corporate communications and business development costs of $202,000, consisting primarily of investor relation and legal services related to our public offering, and increased legal expenses of $80,000.

Other Income (Expense)

The $15,000 decrease in other expense for the three month period ended October 31, 2013 as compared to the comparable period ended October 31, 2012 was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2013 and October 31, 2012 is summarized as follows:

	At October 31, 2013 ($)	At July 31, 2013 ($)
Current assets	15,891,076	5,169,687
Current liabilities	1,854,032	1,770,604
Working capital	14,037,044	3,399,083

Current Assets

The increase in our current assets was primarily due to an increase in cash from $4,970,000 as of July 31, 2013, to $15,194,000 as of October 31, 2013, which is attributable to our receipt of approximately $11.1 million in proceeds received from our September 2013 Public Offering and approximately $1.2 million in proceeds received from the exercise of warrants, partially offset by cash used in operations during the period ended October 31, 2013.

Current Liabilities

Current liabilities at October 31, 2013 increased to $1,854,000 from $1,771,000 as of July 31, 2013. This increase was primarily due to an increase in accounts payable and accrued liabilities attributable to our operational activities.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three month period ended October 31, 2013 was $2,055,000, as compared to $1,217,000 for the three month period ended October 31, 2012.  This increase was primarily related to the pre-payment of approximately $520,000 in clinical trial related costs, corporate communications expenses and other general and administrative fees.

Cash Used in Investing Activities

Cash used in investing activities for the three month period ended October 31, 2013 was $11,000, and consisted of our purchase of property and equipment during the period.  The Company did not have cash usage from investing activities during the three month period ended October 31, 2012.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $12,290,000 for the three months ended October 31, 2013, as compared to cash used of $394,000 for the comparable period ended October 31, 2012.  Our cash provided by financing activities for the three month period ended October 31, 2013 primarily consisted of the proceeds we received from the September 2013 Public Offering as well as cash received from warrant exercise activity during the period.

Equity Financings Since March 2011

In March 2011, we closed a private placement of 1,456,000 units at a purchase price of $0.75 per unit for gross proceeds of $1,092,000 (the “March 2011 Private Placement”). Each unit consisted of one share of our common stock and one share purchase warrant entitling the holder to acquire one share of our common stock at a price of $1.00 per share for a period of five years from the closing of the March 2011 Private Placement. The warrants were exercisable as of March 18, 2011 and any unexercised warrants will expire on March 18, 2016.  We completed an evaluation of the warrants issued with this private placement and determined the warrants should be classified as equity within our consolidated balance sheet.  We are not obligated to register any of the shares issued or issuable upon exercise of the warrants issued in the March 2011 Private Placement.

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

On March 28, 2012, in the March 2012 Public Offering, we sold an aggregate of 31,000,000 shares of our common stock plus warrants to purchase an aggregate of 31,000,000 shares of common stock for a purchase price of $0.25 per share, for gross proceeds of approximately $7.75 million. The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance. We paid fees and expenses of $542,500 and issued warrants to purchase 1,550,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and a financial advisor in the March 2012 Public Offering. After deducting for fees and expenses, our aggregate net proceeds from the offering were approximately $7.2 million.

On December 17, 2012, in the December 2012 Public Offering, we sold an aggregate of 28,800,000 shares of our common stock and warrants to purchase an aggregate of 14,400,000 shares of common stock for a purchase price of $0.25 per share, for gross proceeds of approximately $7.2 million.  The warrants have an exercise price of $0.26 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid fees and expenses of $504,000 and issued warrants to purchase 1,440,000 shares of our common stock on terms substantially similar to the purchaser warrants to the placement agent and our financial advisors in the December 2012 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the offering were approximately $6.7 million.

On September 18, 2013, we closed the September 2013 Public Offering, in which we sold an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 shares of common stock for a purchase price of $0.25 per share, for gross proceeds of approximately $11.95 million.  The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid placement agent fees consisting of (i) $836,360 in cash fees and expenses and (ii) issued warrants to purchase 2,389,600 shares of our common stock on terms substantially similar to the purchaser warrants in the September 2013 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the September 2013 Public Offering were approximately $11.1 million.

Cash Requirements

Our primary objectives for Fiscal 2014 are to develop and pursue the commercialization of our planned products and to identify additional products for acquisition and development. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We estimate our aggregate operating expenses and working capital requirements for Fiscal 2014 (inclusive of the three month period ended October 31, 2013)to be approximately as follows:

Expense	Amount
Product development	$5,254,000
Employee compensation	2,634,000
General and administration	1,762,000
Professional services fees	550,000
Total	$10,200,000

On September 18, 2013, we closed a public offering of our equity securities whereby we issued an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 shares of our common stock, at a purchase price of $0.25 per share, which resulted in net proceeds to us of approximately $11.1 million, as more fully described elsewhere in this quarterly report. We expect our cash requirements for Fiscal 2014 to be approximately $10,200,000 (inclusive of our three month period ended October 31, 2013). As of October 31, 2013, we had cash and cash equivalents of approximately $15,194,000. During the three month period ended October 31, 2013, our cash outflow was approximately $2,200,000. We are required to make a final payment of $1,000,000 to Inovio on December 31, 2013. Our expected cash outflow for April 2014 is expected to be approximately $1,200,000, which includes an expected cash payment of approximately $300,000 related to the manufacturing of plasmid for use in our clinical trials. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remaining months in Fiscal 2014 to range from approximately $700,000 to $850,000 per month. In general, our cash outflows for future periods may be lower as a result of the absence of certain non-recurring payments (such as our December 2013 payment to Inovio) and may increase as we expand our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors in the June 2011 Private Placement, the March 2012 Public Offering, the December 2012 Public Offering and the September 2013 Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $2 million, $10.7 million, $2.5 million and $8.4 million, respectively. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. The exercise prices of the outstanding warrants issued in each such offering currently exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we may never receive proceeds from the exercise of such warrants.

Since inception we have funded our operations primarily through equity financings and we expect to fund our operations through equity and debt financings in the future. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate, and may never generate, any cash from operations and must raise additional funds in order to continue operating our business.  We estimate our aggregate cash requirements for our fiscal year ending July 31, 2014 (“Fiscal 2014”) to be approximately $10.2 million, which is inclusive of our $2.2 million in cash outflow during the three month period ended October 31, 2013 and of our $1 million payment to be made in December 2013 to Inovio under the Asset Purchase Agreement.  As of October 31, 2013, we had cash and cash equivalents of approximately $15.2 million.

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

We have not generated any revenue from operations since our inception. During the fiscal quarter ended October 31, 2013, we incurred a net loss of approximately $2.1 million. From inception through October 31, 2013, we incurred an aggregate loss of approximately $15.4 million. We expect that our operating expenses will continue to increase as we continue to pursue FDA approval for our product candidates.

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

As we describe elsewhere in this Quarterly Report, we have acquired certain technology and related assets from Inovio pursuant to the Asset Purchase Agreement.  In connection with the closing of the Asset Purchase Agreement, we entered into a cross-license agreement with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain non-SECTA technology patents held by Inovio, and we granted to Inovio a limited, exclusive license to our acquired SECTA technology.  While we do not currently rely on the intellectual property we have licensed from Inovio pursuant to this non-exclusive license, our product candidates may in the future utilize this intellectual property.  Because the license is non-exclusive, Inovio may use its technology to compete with us.  In addition, there are no restrictions on Inovio’s ability to license their technology to others.  As a result Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property.  In addition, either party may terminate the cross-license agreement with 30 days’ notice if they no longer utilize or sublicense the patent rights they have acquired pursuant to the cross-license.  If either party were to terminate the cross-license agreement, they would no longer have the right to use intellectual property that is subject to the cross license.

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

Our acquisition of the OMS technology included an extensive clinical database from existing clinical trials utilizing the NeoPulse technology.  We must initiate or complete new pivotal clinical studies to support or expand upon our clinical database for our NeoPulse technology, either internally or in collaboration with a strategic partner, in order to commercialize the NeoPulse technology. We or any strategic partner that we engage may not be successful in initiating or completing any such new pivotal clinical studies.

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

All biomedical companies are subject to extensive, complex, costly and evolving government regulation. For the U.S., these regulations are principally administered by the FDA and to a lesser extent by the United States Drug Enforcement Agency (the “DEA”) and state government agencies, as well as by various regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products.  Under these regulations, we may become subject to periodic inspection of our facilities, procedures and operations and/or the testing of our product candidates and products by the FDA, the DEA and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations and/or warning letters that could cause us to modify certain activities identified during the inspection. To the extent that we successfully commercialize any product, we may also be subject to ongoing FDA obligations and continued regulatory review with respect to manufacturing, processing, labeling, packaging, distribution, storage, advertising, promotion and recordkeeping for the product.  Additionally, we may be required to conduct potentially costly post-approval studies and report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals or other regulatory actions.

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

The biomedical industry has an intensely competitive environment that will require an ongoing, extensive search for technological innovations and the ability to market products effectively, including the ability to communicate the effectiveness, safety and value of products to healthcare professionals in private practice, group practices and payors in managed care organizations, group purchasing organizations and Medicare & Medicaid services. We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We are smaller than almost all of our competitors. Most of our competitors have been in business for a longer period of time than us, have a greater number of products on the market and have greater financial and other resources than we do. Furthermore, recent trends in this industry are that large drug companies are consolidating into a smaller number of very large entities, which further concentrates financial, technical and market strength and increases competitive pressure in the industry. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. It is possible that developments by our competitors will make any products or technologies that we develop or acquire noncompetitive or obsolete.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of December 13, 2013, have issued an aggregate of 201,419,600 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of December 13, 2013, in addition to 170,838,526 shares of common stock issued and outstanding, we currently have 9,000,000 shares reserved for issuance under equity compensation plan for vested and unvested stock options. We also have 79,397,574 shares reserved for issuance on the exercise of outstanding warrants as of such date. We may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future.

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

The Financial Industry Regulatory Authority (known as “FINRA”) has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit stockholder’s ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	Sponsored Research Agreement, dated as of June 4, 2013, by and among OncoSec Medical Incorporated, Old Dominion University and The Frank Reidy Research Center for Bioelectrics

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: December 16, 2013

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: December 16, 2013