Form 10-Q
period 2014-01-31
ONCOSEC MEDICAL Inc
filed 2014-03-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

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

212,205,267 shares of the registrant’s common stock were issued and outstanding as of March 12, 2014.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2014

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Balance Sheets

As of January 31, 2014 and July 31, 2013

	(unaudited) January 31, 2014	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$18,450,070	$4,970,175
Prepaid expenses and other current assets	328,006	199,512
Total Current Assets	18,778,076	5,169,687
Property and equipment, net	173,032	151,625
Intangible assets, net	813,212	1,161,731
Other long-term assets	26,685	26,685
Total Assets	$19,791,005	$6,509,728

Liabilities and Stockholders’ Equity

Liabilities
Current and long-term liabilities
Accounts payable and accrued liabilities	$838,299	$729,085
Acquisition obligation, current	—	979,316
Accrued other	57,823	62,203
Total Liabilities	896,122	1,770,604

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 190,273,641 and 118,014,224 common shares as of January 31, 2014 and July 31, 2013, respectively	19,028	11,802
Additional paid-in capital	29,594,134	11,467,139
Warrants issued and outstanding — 60,562,459 and 57,644,276 warrants as of January 31, 2014 and July 31, 2013, respectively	7,284,551	6,611,098
Deficit accumulated during the development stage	(18,002,830)	(13,350,915)
Total Stockholders’ Equity	18,894,883	4,739,124
Total Liabilities and Stockholders’ Equity	$19,791,005	$6,509,728

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended January 31, 2014	Three Months Ended January 31, 2013	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Period from Inception (February 8, 2008) to January 31, 2014
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	1,458,997	614,221	2,232,955	1,655,212	8,346,003
General and administrative	1,142,783	983,622	2,357,318	1,940,107	10,599,950
Loss from operations	(2,601,780)	(1,597,843)	(4,590,273)	(3,595,319)	(18,945,953)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	—	—	—	3,150,986
Loss on extinguishment of debt	—	—	—	—	(761,492)
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	(8,391)	(24,145)	(20,684)	(51,594)	(370,466)
Interest expense	—	—	—	—	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net loss before income taxes	(2,610,171)	(1,621,988)	(4,610,957)	(3,646,913)	(17,955,872)
Provision (benefit) for income taxes	(9,742)	—	40,958	2,000	46,958
Net loss	$(2,600,429)	$(1,621,988)	$(4,651,915)	$(3,648,913)	$(18,002,830)
Basic net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Diluted net loss per common share	$(0.01)	$(0.02)	$(0.03)	$(0.04)
Weighted average shares used in computing basic net loss per common share	176,838,878	102,895,957	160,542,971	95,394,076
Weighted average shares used in computing diluted net loss per common share	176,838,878	102,895,597	160,542,971	95,394,076

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from Inception (February 8, 2008) to January 31, 2014 (unaudited)

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	766,500	76	138,224	—	—	—	138,300
Exercise of common stock warrants	441,724	45	181,931	(441,724)	(39,858)	—	142,118
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	452,128	—	—	—	452,128
Net loss	—	—	—	—	—	(7,150,187)	(7,150,187)
Balance, July 31, 2013	118,014,224	11,802	11,467,139	57,644,276	6,611,098	(13,350,915)	4,739,124
Common stock issued for services	500,000	50	149,950	—	—	—	150,000
Exercise of common stock warrants	23,367,417	2,337	9,341,389	(23,367,417)	(2,198,090)	—	7,145,636
Exercise of stock options	600,000	60	107,940	—	—	—	108,000
Public offering on September 18, 2013, net of issuance costs of $836,360	47,792,000	4,779	8,235,318	26,285,600	2,871,543	—	11,111,640
Share-based compensation expense	—	—	292,398	—	—	—	292,398
Net loss	—	—	—	—	—	(4,651,915)	(4,651,915)
Balance, January 31, 2014	190,273,641	$19,028	$29,594,134	60,562,459	$7,284,551	$(18,002,830)	$(18,894,883)

(1)          Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Six Months Ended January 31, 2014	Six Months Ended January 31, 2013	Period from Inception (February 8, 2008) to January 31, 2014
Operating activities
Net loss	$(4,651,915)	$(3,648,913)	$(18,002,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	382,350	366,965	2,087,495
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	—	761,492
Gain on adjustment to fair value of derivative liabilities	—	—	(3,150,986)
Non-cash interest expense	20,684	51,594	370,466
Share-based compensation	292,398	267,072	1,077,305
Common stock issued for services	100,000	34,500	499,833
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(228,494)	200,179	(338,026)
Increase (decrease) in accounts payable and accrued liabilities	259,214	134,155	838,299
(Decrease) increase in accrued other	(4,380)	1,200	57,823
Net cash used in operating activities	(3,830,143)	(2,593,248)	(14,943,539)
Investing activities
Purchases of property and equipment	(55,239)	(3,169)	(294,586)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(55,239)	(3,169)	(544,586)
Financing activities
Proceeds from issuance of common stock and warrants	11,948,000	7,200,000	31,037,000
Payment of financing and offering costs	(836,360)	(504,000)	(1,882,860)
Payment of amounts due under acquisition obligation	(1,000,000)	(500,000)	(2,750,000)
Proceeds from exercise of warrants and stock options	7,253,637	241,050	7,534,055
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash provided by financing activities	17,365,277	6,437,050	33,938,195
Net increase in cash	13,479,895	3,840,633	18,450,070
Cash and cash equivalents, at beginning of period	4,970,175	5,141,509	—
Cash and cash equivalents, at end of period	$18,450,070	$8,982,142	$18,450,070

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$1,600	$800	$5,200

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$410,535	$228,240	$915,755
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$—	$402,355

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

The accompanying condensed consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated. All significant intercompany transactions and balances have been eliminated at consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2014, condensed consolidated statements of operations for the three and six month periods ended January 31, 2014 and 2013, condensed consolidated statements of stockholders’ equity (deficit) for the period from inception (February 8, 2008) to January 31, 2014 and the condensed consolidated statements of cash flows for the six month periods ended January 31, 2014 and 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six month periods ended January 31, 2014 shown herein are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2013, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 27, 2013. The condensed consolidated balance sheet at July 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of January 31, 2014 and July 31, 2013, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $18,002,830 as of January 31, 2014.

As of January 31, 2014, the Company had cash and cash equivalents of approximately $18.5 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

Patents are stated net of accumulated amortization of approximately $1,975,000 and $1,626,000 as of January 31, 2014 and July 31, 2013, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and six month periods ended January 31, 2014 and 2013 was approximately $174,000 and $349,000, respectively.

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

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, were as follows:

•$   250,000 - Upon the closing of the Asset Purchase Agreement

•$   100,000 - September 30, 2011

•$   150,000 - March 31, 2012

•$   500,000 - September 24, 2012

•$ 1,000,000 - March 31, 2013

•$ 1,000,000 - December 31, 2013

As of January 31, 2014, the Company has made all scheduled payments under this arrangement.

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

Pursuant to a Placement Agent Agreement, dated August 16, 2013, by and between the Company and H.C. Wainwright & Co., LLC (“H.C. Wainwright”), H.C. Wainwright agreed to act as the Company’s placement agent in connection with the offering.  Pursuant to the Placement Agent Agreement, the Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to 6% of the gross proceeds of the offering (the “Placement Agent Fee”), as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering. In addition, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of common stock sold in the offering, or 2,389,600, to the placement agent or its designees (the “Placement Agent Warrants”). As permitted under the Placement Agent Agreement, the Company elected to pay 20% of each of the Placement Agent Fee and the 5% Placement Agent Warrants directly to Maxim Group LLC (“Maxim”), who acted as financial advisor in the offering. As a result, the Company issued Placement Agent Warrants to purchase 1,911,680 shares and 477,920 shares to Wainwright and Maxim, respectively, or their designees. The Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and shall expire on September 18, 2018.  The fair value of the Placement Agent Warrants was $410,535 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 94.57%, and a risk-free interest rate of 1.43%), and was recorded as an offering cost.  The Placement Agent Warrants and the shares of the Company’s common stock underlying the Placement Agent Warrants have not been registered under the Securities Act.

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

Note 6— Other Equity and Common Stock Transactions

In May 2013, the Board of Directors authorized the issuance of 500,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  As of the grant date, the Company recorded a payable in the amount of $150,000 for the issuance of these shares of stock, based on the closing price of the Company’s common stock as of the date of grant.  The value related to these common shares is amortized over the service period of nine months.  The Company recorded $50,000 and $100,000 of consulting expense during the three and six month periods ended January 31, 2014, respectively, related to these shares.

At January 31, 2014, the Company had outstanding warrants to purchase 60,562,459 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and September 2018.

Note 7 — Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and six-month periods ended January 31, 2014 and 2013, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors.  The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award.  The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three month period ended October 31, 2013, the Company granted an option to purchase 500,000 shares of the Company’s common stock to a consultant under the 2011 Plan. The option issued to the consultant has a three-year term, vests in accordance with the terms of the applicable consulting agreement, and has an exercise price of $0.26.

During the three month period ended January 31, 2014, the Company granted an option to purchase 75,000 shares of the Company’s common stock to employees under the 2011 Plan. In addition, the Company granted an option to purchase up to 1,700,000 shares of the Company’s common stock outside the terms of the 2011 Plan in connection with the appointment of an officer, although the terms of the grant are substantially the same as the comparable grants made pursuant to the 2011 Plan. The options issued to the employees and the officer have a ten year term, vest over two to three years in accordance with the terms of the applicable stock option agreement, and have exercise prices ranging from $0.31 - $0.54.

The following assumptions were used to calculate the fair value of share-based compensation during the three and six month periods ended January 31, 2014 and 2013:

	January 31, 2014	January 31, 2013
Expected volatility	83.62% - 92.52%	79.25% - 97.85%
Risk-free interest rate	0.69% - 1.87%	0.36% - 1.97%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 - 6 years	3 - 10 years

Share-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six month periods ended January 31, 2014 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $222,000 and $292,000, respectively.  Of this balance, $156,000 and $163,000 was recorded to research and development, and $66,000 and $129,000, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six month periods ended January 31, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the three and six month periods ended January 31, 2014 were $0.23 and $0.21, respectively.

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

Note 10—Subsequent Events

Subsequent to January 31, 2014 through March 7, 2014, the Company received approximately $7,200,000 in funds from the exercise of warrants and stock options.

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

We did not assume any liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize our OMS technology.  We made the final payment to Inovio of $1 million on December 19, 2013. As as result, we are not subject to further scheduled payment obligations to Inovio pursuant to the Asset Purhase Agreement.

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

We are focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation to deliver active therapeutic agents to treat solid tumors. Our goal is to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  In pursuit of our goal, we have initiated three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. We also continue to investigate collaboration opportunities that will enable us to identify combinations with current standards of care, using immune-modulating checkpoint inhibitors (i.e. anti-CTLA-4 or anti-PD-1) that may improve the efficacy of standard of care. Also, we continue to seek additional clinical development opportunities to expand our clinical pipeline. Funding for these potential new programs may come from third parties, non-dilutive grant funding or establishment of strategic partnerships.

Appointment of Chief Medical Officer

Effective December 11, 2013, we appointed Dr. Robert Pierce as our Chief Medical Officer and Vice President, Research and Development. In connection with Dr. Pierce’s appointment, effective as of December 11, 2013, we entered into an executive employment agreement (the “Employment Agreement”) with Dr. Pierce.  The Employment Agreement provides for an initial annual base salary of $260,000, as well as eligibility to receive an annual bonus at the discretion of our Board of Directors.  In connection with Dr. Pierce’s appointment and pursuant to the terms of his Employment Agreement, effective as of December 11, 2013, we granted to Dr. Pierce a stock option to purchase up to 1,700,000 shares of our common stock.  The stock option has an exercise price of $0.31 per share, equal to the closing price of our common stock on the date of grant of the stock option.  The stock option has a ten year term and vests pursuant to the following schedule, subject to Dr. Pierce’s continued service to us through each vesting date: 34% of the shares subject to the stock option vested upon the date of grant, 33% shall vest on the one-year anniversary of the date of grant, and 33% shall vest on the two-year anniversary of the date of grant.  The stock option was approved by our Board of Directors and issued outside of our 2011 Stock Incentive Plan, pursuant to a stock option award agreement with terms substantially similar to those of non-qualified stock options granted under such plan.

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

Old Dominion University Sponsored Research Agreement

On June 4, 2013, we entered into a sponsored research agreement with Old Dominion University and The Frank Reidy Research Center for Bioelectrics (the “ODU SRA”). The intent of the ODU SRA was to pursue some or all of the following goals in furtherance of our operational milestones: (i) to initiate and collaborate on nonclinical research focused on developing new technology related to electroporation and delivery of different agents into solid tumors by electroporation, (ii) to pursue exploratory research to support the development of ImmunoPulse for our melanoma program and other solid tumor malignancies in response to new advances being made in the melanoma field and (iii) to support additional research and development on our electroporation parameters for certain targets. Our initial work order under the ODU SRA was submitted concurrently with our execution of the ODU SRA and we have submitted subsequent work orders for additional research under the ODU SRA since its execution, including during the six month period ended January 31, 2014.

Facility Lease

On May 31, 2013, we entered into a thirty-eight month lease agreement for office space to serve as our corporate headquarters.  Our lease commenced on July 1, 2013 and is subject to an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.

Recent Equity Financings

Proceeds from Warrant and Option Exercises

As discussed in more detail in Liquidity and Capital Resources, from February 1, 2014 through March 7, 2014, we have received approximately $7,200,000 in cash from the exercise of warrants and stock options.

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

In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 2,389,600 shares of our common stock (the “September 2013 Placement Agent Warrants”).  The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $0.3125 and expire on September 13, 2018.  We intend to use the net proceeds from the September 2013 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.  As described above and elsewhere in this quarterly report, we made the final payment of $1 million to Inovio in December 2013.

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

Results of Operations for the Six Months Ended January 31, 2014 Compared to the Six Months Ended January 31, 2013

The unaudited consolidated financial data for the six month periods ended January 31, 2014 and January 31, 2013 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2014 ($)	January 31, 2013 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	2,232,955	1,655,212	577,743	35
General and administrative	2,357,318	1,940,107	417,211	22
Loss from operations	(4,590,273)	(3,595,319)	994,954	28
Other income (expense)
Interest expense — non-cash and other	(20,684)	(51,594)	(30,910)	(60)
Net loss before income taxes	(4,610,957)	(3,646,913)	964,044	26
Tax provision	40,958	2,000	38,958	**
Net loss	(4,651,915)	(3,648,913)	1,003,002	27

** Percentage increase/(decrease) is greater than 100%.

Operational Milestones and Research and Development Expenses

The $578,000 increase in research and development expenses for the six month period ended January 31, 2014, as compared to the six month period ended January 31, 2013 is primarily the result of increased salary cost and stock-based compensation expense of $238,000 as a result of additional headcount during the period including the appointment of our Chief Medical Officer, increased clinical operations and engineering consulting fees of $160,000 due to an increase in development activity over the comparable period, and $158,000 of costs related to our sponsored research agreement with ODU.  We expect research and development expense to continue to increase in future periods as we continue to focus on designing and developing our product candidates.

We expect to continue to use our current funds following our September 2013 Public Offering for the advancement of our operational milestones. Our significant milestones currently include the expansion of our research and development efforts in furtherance of our ImmunoPulse clinical pipeline (our “Clinical Pipeline”) and of electroporation devices (“Device R&D”). Specifically, we intend to pursue the following key activities: (i) ongoing product development and execution of clinical trials supporting our Clinical Pipeline; (ii) research related to new product candidates entering into our Clinical Pipeline; and (iii) new Device R&D and support for clinical trials including improvements to existing devices.

Activities related to the above milestones, including aggregate material costs we have incurred or that we estimate to incur during our current fiscal year ending July 31, 2014 (“Fiscal 2014”) that are associated with our Clinical Pipeline, include research and clinical trial and related costs of approximately $4,700,000, which are inclusive of plasmid manufacturing costs of approximately $700,000. Material costs we estimate to incur in Fiscal 2014 associated with our Device R&D milestone include salary and related costs of approximately $700,000 and engineering and professional services of approximately $350,000. During the six month period ended January 31, 2014, we incurred approximately $1,342,000 in costs associated with our Clinical Pipeline and approximately $300,000 in costs associated with our Device R&D milestone.

General and Administrative

The $417,000 increase in general and administrative expenses for the six month period ended January 31, 2014, as compared to the six month period ended January 31, 2013, was primarily the result of increased corporate communications and business development costs of approximately $508,000, offset by a decrease in travel and conference fees of $79,000 and $57,000, respectively.

Other Income (Expense)

The $31,000 decrease in other expense for the six-month period ended January 31, 2014, as compared to the comparable six month period ended January 31, 2013, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement.

Liquidity and Capital Resources

Working Capital

Our working capital as of January 31, 2014 and July 31, 2013 is summarized as follows:

	At January 31, 2014 ($)	At July 31, 2013 ($)
Current assets	18,778,076	5,169,687
Current liabilities	896,122	1,770,604
Working capital	17,881,954	3,399,083

Current Assets

The increase in our current assets was primarily due to an increase in cash from $4,970,000 as of July 31, 2013, to $18,450,000 as of January 31, 2014, which is attributable to our receipt of approximately $11.1 million in proceeds received from our September 2013 Public Offering and approximately $7.3 million in proceeds received from the cash exercise of warrants, partially offset by cash used in operations during the six month period ended January 31, 2014.

Current Liabilities

Current liabilities as of January 31, 2014 decreased to approximately $896,000, in comparison to our approximate current liabilities of $1,771,000 as of July 31, 2013. This decrease was primarily due to our final payment of $1,000,000 to Inovio in December 2013 pursuant to the Asset Purchase Agreement.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the six month period ended January 31, 2014 was $3,830,000, as compared to $2,593,000 for the six month period ended January 31, 2013.  This increase was primarily related to the advancement of our product development and clinical trial pipeline, corporate communications expenses and other general and administrative fees.

Cash Used in Investing Activities

Cash used in investing activities for the six month period ended January 31, 2014 was $55,000, as compared to $3,000 for the six month period ended January 31, 2013.  This increase was primarily related to our purchase of property and equipment.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $17,365,000 for the six month period ended January 31, 2014, as compared to $6,437,000 for the comparable six month period ended January 31, 2013.  Our cash provided by financing activities for the six month period ended January 31, 2014 primarily consisted of the proceeds we received from the September 2013 Public Offering as well as cash received from warrant exercise activity during the period.

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

Cash Requirements

Our primary objectives for Fiscal 2014 are to continue the advancement of our research and development and clinical trial pipeline and to identify additional products for acquisition and development. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We estimate our aggregate operating expenses and working capital requirements for Fiscal 2014 (inclusive of the six month period ended January 31, 2014) to be approximately as follows:

Expense	Amount
Product development	$4,541,000
Employee compensation	2,903,000
General and administration	2,889,000
Professional services fees	642,000
Total	$10,975,000

On September 18, 2013, we closed a public offering of our equity securities whereby we issued an aggregate of 47,792,000 shares of our common stock plus warrants to purchase an aggregate of 23,896,000 shares of our common stock, at a purchase price of $0.25 per share, which resulted in net proceeds to us of approximately $11.1 million, as more fully described elsewhere in this quarterly report. We expect our cash requirements for Fiscal 2014 to be approximately $10,975,000 (inclusive of our six month period ended January 31, 2014). As of January 31, 2014, we had cash and cash equivalents of approximately $18,450,000. In addition, subsequent to January 31, 2014, we have received approximately $7,200,000 from the exercise of warrants and stock options as of March 7, 2014. During the six month period ended January 31, 2014, our cash outflow was approximately $4,800,000, inclusive of our final payment of $1,000,000 to Inovio in December 2013. Our expected cash outflow for May 2014 is expected to be approximately $1,400,000 which includes an expected cash payment of approximately $330,000 related to the equipment purchases for our increased research and development activities. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remaining months in Fiscal 2014 to range from approximately $800,000 to $1,000,000 per month. In general, our cash outflows for future periods may be lower as a result of the absence of certain non-recurring payments (such as our previous payment obligations to Inovio) and may increase as we expand our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors in the June 2011 Private Placement, the March 2012 Public Offering, the December 2012 Public Offering and the September 2013 Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $1.8 million, $4.3 million, $0.5 million and $4.0 million, respectively. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. As our stock price continues to fluctuate in the market, the exercise prices of the outstanding warrants issued in each such offering may or may not exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we are not assured to receive any proceeds from the exercise of such warrants.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended January 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate, and may never generate, any cash from operations and must raise additional funds in order to continue operating our business.  We estimate our aggregate cash requirements for our current fiscal year ending July 31, 2014 (“Fiscal 2014”) to be approximately $10.9 million, which is inclusive of our approximate $4.8 million in cash outflows for the six month period ended January 31, 2014. As of January 31, 2014, we had cash and cash equivalents of approximately $18.5 million.

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

We have not generated any revenue from operations since our inception. During the six month period ended January 31, 2014, we incurred a net loss of approximately $4.7 million. From our inception through January 31, 2014, we have incurred an aggregate loss of approximately $18.0 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities and continue to pursue FDA approval for our product candidates.

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

We intend to advance a commercialization strategy that leverages previous in-depth clinical experiences, previous CE (Conformité Européene) approvals for the electroporation-based devices and late stage clinical studies in the United States.  This strategy would include seeking approval from the FDA to initiate pivotal registration studies in the United States for select rare cancers that have limited, adverse or no therapeutic alternatives.  This strategy also would include expanding the addressable markets for the OMS therapies through the addition of relevant indications. Our commercialization plan also would include partnering and/or co-developing OMS in developing geographic locations, such as Eastern Europe and Asia, where local resources are best leveraged and appropriate collaborators can be secured.

We may not be able to implement a commercialization strategy as we have planned.  Further, we have little experience and have not proven our ability to succeed in the biomedical industry and are not certain that our implementation strategy, if implemented correctly, would lead to significant revenue.  If we are unable to successfully implement our commercialization plans and drive adoption by patients and physicians of our potential future products through our sales, marketing and commercialization efforts, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of March 12, 2014, have issued an aggregate of 212,205,267 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 23,267,417 shares of our common stock as a result of warrant exercises during the six month period ended January 31, 2014, and we have issued an additional 21,077,620 shares of our common stock as a result of warrant and stock option exercises that occurred between February 1, 2014 and March 7, 2014.  Following such exercises, we have a total 211,351,261 shares of common stock issued and outstanding as of March 7, 2014.  In addition, we currently have 14,700,000 shares reserved for issuance under our equity compensation plan and pursuant to non-plan awards for vested and unvested stock options, and we have an additional 39,954,024 shares reserved for issuance following the exercise of outstanding warrants as of such date.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

Our common stock quotes on the OTC Markets Group, Inc.’s OTCQB tier (“OTCQB”).  Trading of securities quoted on OTCQB is frequently highly volatile, with low trading volume. Since our common stock became available for trading on the OTCQB, we have experienced significant fluctuations in the stock price and trading volume of our common stock. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. The market price of our common stock could continue to fluctuate substantially.

Factors affecting the trading price of our common stock may include:

•adverse research and development or clinical trial results;

•conducting open-ended clinical trials which could lead to results (success or setbacks) being obtained by the public prior to a formal announcement by us;

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

•significant advances made by competitors that adversely affect our potential market position; and

•the loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	Executive Employment Agreement, dated December 11, 2013, by and between the Company and Robert Pierce (incorporated by reference to our Current Report on Form 8-K, filed on December 17, 2013)

10.2	Inducement Stock Option Award Agreement, dated December 11, 2013, by and between the Company and Robert Pierce (incorporated by reference to our Current Report on Form 8-K, filed on December 17, 2013)

10.3	2014 Stock Option Award Agreement, dated March 7, 2014, by and between the Company and Punit Dhillon (incorporated by reference to our Current Report on Form 8-K, filed on March 13, 2014)

10.4	2014 Stock Option Award Agreement, dated March 7, 2014, by and between the Company and Veronica Vallejo (incorporated by reference to our Current Report on Form 8-K, filed on March 13, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: March 14, 2014

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: March 14, 2014