Form 10-Q
period 2014-04-30
ONCOSEC MEDICAL Inc
filed 2014-06-13
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

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

244,388,427 shares of the registrant’s common stock were issued and outstanding as of June 9, 2014.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2014

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Balance Sheets

As of April 30, 2014 and July 31, 2013

	(unaudited) April 30, 2014	July 31, 2013
Assets
Current assets
Cash and cash equivalents	$24,252,154	$4,970,175
Prepaid expenses and other current assets	531,676	199,512
Total Current Assets	24,783,830	5,169,687
Property and equipment, net	248,961	151,625
Intangible assets, net	638,952	1,161,731
Other long-term assets	26,685	26,685
Total Assets	$25,698,428	$6,509,728

Liabilities and Stockholders’ Equity

Liabilities
Current and long-term liabilities
Accounts payable and accrued liabilities	$1,119,041	$729,085
Acquisition obligation, current	—	979,316
Accrued other	57,198	62,203
Total Liabilities	1,176,239	1,770,604

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 216,237,083 and 118,014,224 common shares as of April 30, 2014 and July 31, 2013, respectively	21,624	11,802
Additional paid-in capital	41,724,011	11,467,139
Warrants issued and outstanding — 34,667,556 and 57,644,276 warrants as of April 30, 2014 and July 31, 2013, respectively	4,596,229	6,611,098
Deficit accumulated during the development stage	(21,819,675)	(13,350,915)
Total Stockholders’ Equity	24,522,189	4,739,124
Total Liabilities and Stockholders’ Equity	$25,698,428	$6,509,728

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Operations (unaudited)

	Three Months Ended April 30, 2014	Three Months Ended April 30, 2013	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Period from Inception (February 8, 2008) to April 30, 2014
Revenue	$—	$—	$—	$—	$—
Expenses:
Research and development	1,700,656	707,660	3,933,611	2,362,872	10,046,659
General and administrative	2,115,374	1,001,518	4,472,692	2,941,625	12,715,324
Loss from operations	(3,816,030)	(1,709,178)	(8,406,303)	(5,304,497)	(22,761,983)
Other income (expense):
Fair value of derivative liabilities in excess of proceeds	—	—	—	—	(808,590)
Adjustments to fair value of derivative liabilities	—	—	—	—	3,150,986
Loss on extinguishment of debt	—	—	—	—	(761,492)
Financing transaction costs	—	—	—	—	(210,000)
Non-cash interest expense	—	(19,481)	(20,684)	(71,075)	(370,466)
Interest expense	—	—	—	—	(1,357)
Impairment charges	—	—	—	—	(9,000)
Net loss before income taxes	(3,816,030)	(1,728,659)	(8,426,987)	(5,375,572)	(21,771,902)
Provision (benefit) for income taxes	814	—	41,773	2,000	47,773
Net loss	$(3,816,844)	$(1,728,659)	$(8,468,760)	$(5,377,572)	$(21,819,675)
Basic net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.05)	$(0.05)
Weighted average shares used in computing basic net loss per common share	207,288,109	117,859,000	175,782,229	102,717,806
Weighted average shares used in computing diluted net loss per common share	207,288,109	117,859,000	175,782,229	102,717,806

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

For the period from Inception (February 8, 2008) to April 30, 2014 (unaudited)

	Common Stock (1)		Additional Paid-In	Warrants		Deficit Accumulated during the Development	Total Stockholders’ Equity
	Shares	Amount	Capital (1)	Shares	Amount	Stage	(Deficit)

Balance, February 8, 2008	—	$—	$—	—	$—	$—	$—
Shares issued to founder on Feb 8, 2008	48,000,000	4,800	10,200	—	—	—	15,000
Private placement on June 30, 2008	20,480,000	2,048	29,952	—	—	—	32,000
Net loss	—	—	—	—	—	(7,187)	(7,187)
Balance, July 31, 2008	68,480,000	6,848	40,152	—	—	(7,187)	39,813
Net loss	—	—	—	—	—	(33,714)	(33,714)
Balance, July 31, 2009	68,480,000	6,848	40,152	—	—	(40,901)	6,099
Net loss	—	—	—	—	—	(36,158)	(36,158)
Balance, July 31, 2010	68,480,000	6,848	40,152	—	—	(77,059)	(30,059)
Common stock cancelled	(17,280,000)	(1,728)	1,728	—	—	—	—
Private placement on March 18, 2011	1,456,000	146	659,873	1,456,000	431,981	—	1,092,000
Common stock issued for services	200,000	20	331,980	—	—	—	332,000
Private placement on June 24, 2011	4,000,000	400	(400)	4,000,000	—	—	—
Net loss	—	—	—	—	—	(3,758,817)	(3,758,817)
Balance, July 31, 2011	56,856,000	5,686	1,033,333	5,456,000	431,981	(3,835,876)	(2,364,876)
Issuance of warrants — Inovio	—	—	—	4,000,000	958,111	—	958,111
Expiration of Series B Warrants	—	—	—	(4,000,000)	—	—	—
Re-classification of Series A Warrants	—	—	—	4,240,000	657,604	—	657,604
Public offering on March 28, 2012, net of issuance costs of $542,500	31,000,000	3,100	4,227,456	32,550,000	2,976,944	—	7,207,500
Share-based compensation expense	—	—	332,778	—	—	—	332,778
Net loss	—	—	—	—	—	(2,364,852)	(2,364,852)
Balance, July 31, 2012	87,856,000	8,786	5,593,567	42,246,000	5,024,640	(6,200,728)	4,426,265
Exercise of stock options	766,500	76	138,224	—	—	—	138,300
Exercise of common stock warrants	441,724	45	181,931	(441,724)	(39,858)	—	142,118
Common stock issued in connection with license agreement	150,000	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	28,800,000	2,880	5,066,804	15,840,000	1,626,316	—	6,696,000
Share-based compensation expense	—	—	452,128	—	—	—	452,128
Net loss	—	—	—	—	—	(7,150,187)	(7,150,187)
Balance, July 31, 2013	118,014,224	11,802	11,467,139	57,644,276	6,611,098	(13,350,915)	4,739,124
Common stock issued for services	500,000	50	149,950	—	—	—	150,000
Exercise of common stock warrants	48,287,451	4,829	20,136,456	(49,262,320)	(4,886,412)	—	15,254,873
Exercise of stock options	1,643,408	164	337,974	—	—	—	338,138
Public offering on September 18, 2013, net of issuance costs of $836,360	47,792,000	4,779	8,235,318	26,285,600	2,871,543	—	11,111,640
Share-based compensation expense	—	—	1,397,174	—	—	—	1,397,174
Net loss	—	—	—	—	—	(8,468,760)	(8,468,760)
Balance, April 30, 2014	216,237,083	$21,624	$41,724,011	34,667,556	$4,596,229	$(21,819,675)	$24,522,189

(1)           Adjusted to reflect the forward stock split of 32-for-1 effective March 1, 2011.

The accompanying notes are an integral part of these condensed consolidated financial statements

OncoSec Medical Incorporated

(A Development Stage Company)

Condensed Consolidated Statements of Cash Flows (unaudited)

	Nine Months Ended April 30, 2014	Nine Months Ended April 30, 2013	Period from Inception (February 8, 2008) to April 30, 2014
Operating activities
Net loss	$(8,468,760)	$(5,377,572)	$(21,819,675)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	579,545	550,890	2,284,691
Write-down of supplies inventory	—	—	38,000
Write-down of web development costs	—	—	9,000
Fair value of derivative liabilities in excess of proceeds	—	—	808,590
Loss on extinguishment of debt	—	—	761,492
Gain on adjustment to fair value of derivative liabilities	—	—	(3,150,986)
Non-cash interest expense	20,684	71,075	370,466
Share-based compensation	1,397,174	357,272	2,182,080
Common stock issued for services	150,000	34,500	399,833
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(482,164)	208,228	(591,696)
Increase (decrease) in accounts payable and accrued liabilities	539,959	(76,107)	1,269,044
(Decrease) increase in accrued other	(5,005)	(800)	57,198
Net cash used in operating activities	(6,268,567)	(4,232,514)	(17,381,963)
Investing activities
Purchases of property and equipment	(154,105)	(16,773)	(393,452)
Investment in intangible assets	—	—	(250,000)
Net cash used in investing activities	(154,105)	(16,773)	(643,452)
Financing activities
Proceeds from issuance of common stock and warrants	11,948,000	7,200,000	31,037,000
Payment of financing and offering costs	(836,360)	(504,000)	(1,882,860)
Payment of amounts due under acquisition obligation	(1,000,000)	(500,000)	(2,750,000)
Proceeds from exercise of warrants and stock options	15,593,011	241,050	15,873,429
Proceeds from amounts due to stockholder	—	—	153,867
Repayment of amounts due to stockholder	—	—	(153,867)
Net cash provided by financing activities	25,704,651	6,437,050	42,277,569
Net increase in cash	19,281,979	2,187,763	24,252,154
Cash and cash equivalents, at beginning of period	4,970,175	5,141,509	—
Cash and cash equivalents, at end of period	$24,252,154	$7,392,272	$24,252,154

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$1,357
Income taxes	$22,837	$2,800	$28,037

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$410,535	$228,240	$915,755
Acquisition obligation of asset purchase agreement	$—	$—	$2,750,000
Acquisition obligation discounts - imputed interest and fair value of warrants	$—	$—	$402,355

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

The accompanying condensed consolidated financial statements include the accounts of OncoSec Medical Incorporated and its wholly-owned inactive subsidiary, OncoSec Medical Therapeutics Incorporated. All significant intercompany transactions and balances have been eliminated at consolidation. The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2014, condensed consolidated statements of operations for the three and nine month periods ended April 30, 2014 and 2013, condensed consolidated statements of stockholders’ equity (deficit) for the period from inception (February 8, 2008) to April 30, 2014 and the condensed consolidated statements of cash flows for the nine month periods ended April 30, 2014 and 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine month periods ended April 30, 2014 shown herein are not necessarily indicative of the results that may be expected for the fiscal year ending July 31, 2014, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2013, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on September 27, 2013. The condensed consolidated balance sheet at July 31, 2013 has been derived from the audited consolidated financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of April 30, 2014 and July 31, 2013, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $21,819,675 as of April 30, 2014.

As of April 30, 2014, the Company had cash and cash equivalents of approximately $24.3 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its planned operations, including research and development and clinical trials and commercialization of its product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

Patents are stated net of accumulated amortization of approximately $2,149,000 and $1,626,000 as of April 30, 2014 and July 31, 2013, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three and nine month periods ended April 30, 2014 and 2013 was approximately $174,000 and $523,000, respectively.

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

Note 6— Other Equity and Common Stock Transactions

In May 2013, the Board of Directors authorized the issuance of 500,000 fully vested shares of the Company’s common stock to a consultant in exchange for advisory services.  As of the grant date, the Company recorded a payable in the amount of $150,000 for the issuance of these shares of stock, based on the closing price of the Company’s common stock as of the date of grant.  The value related to these common shares is amortized over the service period of nine months.  The Company recorded $50,000 and $150,000 of consulting expense during the three and nine month periods ended April 30, 2014, respectively, related to these shares.

At April 30, 2014, the Company had outstanding warrants to purchase 34,667,556 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and September 2018.

Note 7 — Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award.  The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three and nine-month periods ended April 30, 2014 and 2013, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are marked-to-market each month.

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

During the three month period ended January 31, 2014, the Company granted options to purchase 75,000 shares of the Company’s common stock to certain employees under the 2011 Plan. In addition, the Company granted an option to purchase up to 1,700,000 shares of the Company’s common stock outside of the 2011 Plan in connection with the appointment of an officer. The terms of such grants are substantially similar to comparable grants made pursuant to the 2011 Plan. All of the foregoing options are subject to a ten year term, vest over two to three years in accordance with the terms of the applicable stock option agreement, and have exercise prices ranging from $0.31 - $0.54.

During the three month period ended April 30, 2014, the Company granted options to purchase 2,220,000 shares of the Company’s common stock to employees and directors under the 2011 Plan. In addition, the Company granted options to purchase up to 4,000,000 shares of the Company’s common stock outside the terms of the 2011 Plan to certain key employees and consultants. While such grants were made outside of the 2011 Plan, the terms of such grants are substantially similar to comparable grants made pursuant to the 2011 Plan. All of the foregoing options are subject to a ten year term, vest over two to three years in accordance with the terms of the applicable stock option agreement, and have exercise prices ranging from $0.45 - $0.805.

The following assumptions were used to calculate the fair value of share-based compensation during the nine month periods ended April 30, 2014 and 2013:

	April 30, 2014	April 30, 2013
Expected volatility	83.62% - 92.52%	81.92% - 97.85%
Risk-free interest rate	0.69% - 2.10%	0.31% - 1.97%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3 - 10 years	3 - 10 years

Share-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine month periods ended April 30, 2014 resulting from share-based compensation awarded to the Company’s employees, directors and consultants was approximately $1,105,000 and $1,397,000, respectively.  Of this balance, $374,000 and $536,000 was recorded to research and development, and $731,000 and $861,000, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine month periods ended April 30, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the three and nine month periods ended April 30, 2014 were $0.79 and $0.66, respectively.

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

Note 10—Subsequent Events

Warrant and Stock Option Exercises

Subsequent to April 30, 2014 through June 9, 2014, the Company received approximately $1,850,000 in funds from the exercise of warrants and stock options.

June 2014 Public Offering

On June 6, 2014, the Company closed a registered direct public offering of an aggregate of 22,535,212 shares of the Company’s common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to the Company of approximately $16.0 million (the “June 2014 Public Offering”). The warrants have an exercise price of $0.90 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million.

In connection with the June 2014 Public Offering, the Company paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 1,352,113 shares of the Company’s common stock (the “June 2014 Placement Agent Warrants”).  The June 2014 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that such warrants expire on May 12, 2019.

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

Recent Events

Proceeds from Warrant and Option Exercises

As discussed in more detail in Liquidity and Capital Resources, from May 1, 2014 through June 9, 2014, we have received approximately $1.8 million in cash from the exercise of warrants and stock options.

June 2014 Public Offering

On June 6, 2014, the Company closed a registered public offering of an aggregate of 22,535,212 shares of the Company’s common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to the Company of approximately $16.0 million (the “June 2014 Public Offering”).  A summary of the terms of the June 2014 Public Offering is set forth under the heading “Recent Equity Financings” below.

Asset Purchase Agreement

We have acquired certain assets pursuant to our Asset Purchase Agreement with Inovio Pharmaceuticals, Inc. (“Inovio”), dated March 14, 2011 (as amended, the “Asset Purchase Agreement”).  The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies, which we refer to as the OncoSec Medical System (“OMS”), a therapy which uses an electroporation device to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of various cancers. The acquired assets included various assets related to the OMS technology.

We did not assume any liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize our OMS technology.  We made the final payment to Inovio of $1 million on December 19, 2013. As a result, we are not subject to further scheduled payment obligations to Inovio pursuant to the Asset Purchase Agreement.

The Asset Purchase Agreement was amended in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications). In consideration for the First Amendment, we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share.  In consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share.  Each of the warrants is subject to a five year term.  Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days.  We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our consolidated balance sheet.

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

We are focused on designing, developing and commercializing innovative and proprietary medical approaches for the treatment of solid tumors where currently approved therapies are inadequate based on their therapeutic benefit or side-effect profile.  Our therapies are based on the use of electroporation as a monotherapy or as a synergistic component of a combination-based therapeutic approach to deliver active therapeutic agents to treat solid tumors. We hope to improve the lives of people suffering from the life-altering effects of cancer through the development of our novel treatment approaches.  In pursuit of our corporate goals, we have initiated three Phase II clinical trials for the use of our therapies to treat metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. We plan to initiate a Phase I study in a new solid tumor indication and to initiate a Phase IIb pivotal trial in metastic melanoma. We continue to investigate collaboration opportunities that will enable us to identify combinations with current standards of care, using immune-modulating checkpoint inhibitors (i.e. anti-CTLA-4 or anti-PD-1) that may improve the efficacy of standard of care. We continue to seek additional clinical development opportunities to expand our clinical pipeline. Funding for these potential new programs may come from third parties, non-dilutive grant funding or establishment of strategic partnerships.

University of South Florida License

On August 24, 2012, we secured an exclusive license for specific patented technology from the University of South Florida Research Foundation relating to the delivery of gene-based therapeutics via intratumoral and intramuscular electroporation. This patent directly supports our clinical development focus in solid tumor applications and specifically in metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma using our ImmunoPulse therapy, and extends patent protection for the ImmunoPulse technology through the year 2024.

Old Dominion University Sponsored Research Agreement

On June 4, 2013, we entered into a sponsored research agreement with Old Dominion University and The Frank Reidy Research Center for Bioelectrics (the “ODU SRA”). The intent of the ODU SRA was to pursue some or all of the following goals in furtherance of our operational milestones: (i) to initiate and collaborate on nonclinical research focused on developing new technology related to electroporation and delivery of different agents into solid tumors by electroporation, (ii) to pursue exploratory research to support the development of ImmunoPulse for our melanoma program and other solid tumor malignancies in response to new advances being made in the melanoma field and (iii) to support additional research and development on our electroporation parameters for certain targets. Our initial work order under the ODU SRA was submitted concurrently with our execution of the ODU SRA and we have submitted subsequent work orders for additional research under the ODU SRA since its execution, including during the nine month period ended April 30, 2014.

Facility Lease

On May 31, 2013, we entered into a thirty-eight month lease agreement for office space to serve as our corporate headquarters.  Our lease commenced on July 1, 2013 and is subject to an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of three percent.

Effective April 1, 2014, we entered into a short-term, six-month lease agreement for temporary office/lab space in Seattle, Washington to support our R&D operations.

Recent Equity Financings

On June 6, 2014, the Company closed a registered public offering of an aggregate of 22,535,212 shares of the Company’s common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to the Company of approximately $16.0 million.  The warrants issued in the June 2014 Public Offering have an exercise price of $0.90 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds to us from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million.

In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 1,352,113 shares of our common stock (the “June 2014 Placement Agent Warrants”).  The June 2014 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants expire on May 12, 2019.  We intend to use the net proceeds from the June 2014 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.

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

Share-Based Compensation

We grant equity-based awards under our share-based compensation plan. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Share-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Share-based compensation expense related to stock option grants issued to consultants not entirely vested at grant date are marked-to-market each month. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Results of Operations for the Nine Months Ended April 30, 2014 Compared to the Nine Months Ended April 30, 2013

The unaudited consolidated financial data for the nine month periods ended April 30, 2014 and April 30, 2013 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2014 ($)	April 30, 2013 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,933,611	2,362,872	1,570,739	66
General and administrative	4,472,692	2,941,625	1,531,067	52
Loss from operations	(8,406,303)	(5,304,497)	(3,101,806)	58
Other income (expense)
Interest expense — non-cash and other	(20,684)	(71,075)	50,391	(71)
Net loss before income taxes	(8,426,987)	(5,375,572)	(3,051,415)	57
Tax provision	41,773	2,000	39,773	**
Net loss	(8,468,760)	(5,377,572)	(3,091,188)	57

** Percentage increase/(decrease) is greater than 100%.

Operational Milestones and Research and Development Expenses

The $1,571,000 increase in research and development expenses for the nine month period ended April 30, 2014, as compared to the nine month period ended April 30, 2013 is primarily the result of increased salary costs and stock-based compensation expense of $951,000 as a result of additional headcount during the period including the appointment of our Chief Medical Officer and our issuance of options to purchase up to 2.7 million shares of our common stock, increased clinical operations and engineering consulting fees of $300,000 due to an increase in pre-clinical development, research and development and clinical trial advancement over the comparable period, and $300,000 of costs related to our sponsored research agreement with ODU.  Research and development expenses for the nine month period ended April 30, 2014 were lower than our previous estimates, although we expect research and development expense to continue to increase in future periods for various reasons, including the continuation of our ongoing Phase II clinical trials, and the initiation of new clinical trials (including our anticipated Phase I and Phase IIb studies described above) and, more generally, as we continue to focus on designing and developing our product candidates.

We expect to use our current funds following our June 2014 Public Offering for the advancement of our operational milestones. Our significant milestones currently include the expansion of our research and development efforts in furtherance of our ImmunoPulse clinical pipeline (our “Clinical Pipeline”) and electroporation devices (“Device R&D”). Specifically, we intend to pursue the following key activities: (i) ongoing product development and execution of clinical trials supporting our Clinical Pipeline; (ii) research related to new product candidates entering into our Clinical Pipeline; and (iii) new Device R&D and support for clinical trials including improvements to existing devices.

Activities related to the above milestones, including aggregate material costs we have incurred and including approximate material costs that we estimate we may incur during the fourth quarter of our current fiscal year ending July 31, 2014 (“Fiscal 2014”) that are associated with our Clinical Pipeline, include research and clinical trial and related costs of approximately $4,700,000, which are inclusive of plasmid manufacturing costs of approximately $700,000. Material costs we estimate to incur in Fiscal 2014 associated with our Device R&D milestone include salary and related costs of approximately $700,000 and engineering and professional services of approximately $350,000. During the nine month period ended April 30, 2014, we incurred approximately $2,700,000 in costs associated with our Clinical Pipeline and approximately $600,000 in costs associated with our Device R&D milestone.

General and Administrative

The $1,531,000 increase in general and administrative expenses for the nine month period ended April 30, 2014, as compared to the nine month period ended April 30, 2013, was primarily the result of an increase in salary cost and stock-based compensation expense of $830,000 during the period as a result of additional headcount, Board approved bonuses, salary increases and our issuance of options to purchase up to 3.0 million shares of our common stock, increased corporate communications and business development costs of approximately $700,000 and $100,000 in increased legal fees associated with the advisement of certain corporate matters, partially offset by a decrease in travel and conference fees of $60,000 and $80,000, respectively. General and administrative expenses for the nine month period ended April 30, 2014 were higher than our previous estimates, which we attribute primarily to the expansion of our operations and the hiring of additional key employees during the period.  We expect general and administrative expenses to continue to increase in future periods as we continue to expand our business and further our operational milestones.

Other Income (Expense)

The $50,000 decrease in other expense for the nine month period ended April 30, 2014, as compared to the comparable nine month period ended April 30, 2013, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2014 and July 31, 2013 is summarized as follows:

	At April 30, 2014 ($)	At July 31, 2013 ($)
Current assets	24,783,830	5,169,687
Current liabilities	1,176,239	1,770,604
Working capital	23,607,591	3,399,083

Current Assets

The increase in our current assets was primarily due to an increase in cash from $4,970,000 as of July 31, 2013, to $24,252,000 as of April 30, 2014, which is attributable to our receipt of approximately $11.1 million in proceeds received from our September 2013 Public Offering and approximately $15.6 million in proceeds received from the cash exercise of warrants and stock options, partially offset by cash used in operations during the nine month period ended April 30, 2014.

Current Liabilities

Current liabilities as of April 30, 2014 decreased to approximately $1,176,000, in comparison to our approximate current liabilities of $1,771,000 as of July 31, 2013. This decrease was primarily due to our final payment of $1,000,000 to Inovio in December 2013 pursuant to the Asset Purchase Agreement, partially offset by an increase in accrued liabilities related to our clinical studies.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine month period ended April 30, 2014 was $6,269,000, as compared to $4,233,000 for the nine month period ended April 30, 2013.  This increase was primarily related to the advancement of our product development and clinical trial pipeline, corporate communications and development expenses and other general and administrative fees.

Cash Used in Investing Activities

Cash used in investing activities for the nine month period ended April 30, 2014 was $154,000, as compared to $16,800 for the nine month period ended April 30, 2013.  This increase was primarily related to the purchase of property and equipment.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $25,705,000 for the nine month period ended April 30, 2014, as compared to $6,437,000 for the comparable nine month period ended April 30, 2013.  Our cash provided by financing activities for the nine month period ended April 30, 2014 primarily consisted of the proceeds we received from the September 2013 Public Offering as well as cash received from warrant and option exercise activity during the period.

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

On June 6, 2014, the Company closed a registered public offering of an aggregate of 22,535,212 shares of the Company’s common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to the Company of approximately $16.0 million (the “June 2014 Public Offering”).  On June 3, 2014, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) for the issuance and sale by the Company of the common stock and warrants in the June 2014 Public Offering.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 35% of the shares issued to such purchaser in the offering.  The warrants have an exercise price of $0.90 per share, are exercisable immediately upon issuance and have a term of exercise equal to five years from the date of issuance of the warrants.

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

We continue to estimate our aggregate operating expenses and working capital requirements for Fiscal 2014 (inclusive of the nine month period ended April 30, 2014) to be approximately $11 million, although our estimates for certain categories of operating expenses and working capital requirements for Fiscal 2014 may vary by classification. As of April 30, 2014, we estimate the components of our operating expenses and working capital requirements for Fiscal 2014 (inclusive of the nine month period ended April 30, 2014) to be approximately as follows:

Cash Requirements	Amount
Product development	$4,541,000
Employee compensation	2,903,000
General and administration	2,889,000
Professional services fees	642,000
Total	$10,975,000

On June 6, 2014, we closed a registered direct public offering of our equity securities whereby we issued an aggregate of 22,535,212 shares of our common stock plus warrants to purchase an aggregate of 7,887,325 shares of our common stock, at a purchase price of $0.71 per share, which resulted in net proceeds to us of approximately $14.9 million, as more fully described elsewhere in this quarterly report. As of April 30, 2014, we had cash and cash equivalents of approximately $24,250,000. In addition, subsequent to April 30, 2014, we have received approximately $1,850,000 from the exercise of warrants and stock options as of June 9, 2014. During the nine month period ended April 30, 2014, our operating cash outflow was approximately $7,300,000, inclusive of our final payment of $1,000,000 to Inovio in December 2013. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for May 2014 and July 2014 to range from approximately $800,000 to $1,000,000 per month.  Our expected cash outflow for June 2014 is expected to be approximately $1,400,000, which includes an expected cash payment of approximately $300,000 related to the equipment purchases for our increased research and development activities. In general, our cash outflows for future periods may increase as we expand our business, increase our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors in the June 2011 Private Placement, the March 2012 Public Offering, the December 2012 Public Offering, the September 2013 Public Offering and the June 2014 Public Offering choose to exercise their remaining outstanding warrants in full on a cash basis, we would receive approximately $1.7 million, $3.7 million, $0.2 million, $4.0 million and $7.1 million, respectively. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. As our stock price continues to fluctuate in the market, the exercise prices of the outstanding warrants issued in each such offering may or may not exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we are not assured to receive any proceeds from the exercise of such warrants.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate, and may never generate, any cash from operations and must raise additional funds in order to continue operating our business.  We estimate our aggregate cash requirements for our current fiscal year ending July 31, 2014 (“Fiscal 2014”) to be approximately $11 million, which is inclusive of our approximate $6.3 million in operating cash outflows for the nine month period ended April 30, 2014. As of April 30, 2014, we had cash and cash equivalents of approximately $24.3 million.

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

We have not generated any revenue from operations since our inception. During the nine month period ended April 30, 2014, we incurred a net loss of approximately $8.5 million. From our inception through April 30, 2014, we have incurred an aggregate loss of approximately $21.8 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities and continue to pursue FDA approval for our product candidates.

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

The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated three Phase II clinical trials to assess our ImmunoPulse technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. We currently plan to initiate a Phase I study for a new solid tumor indication and an additional Phase IIb pivotal trial for metastic melanoma. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. We will become an “accelerated filer” as of July 31, 2014, which will generally increase our reporting obligations and compliance costs as a public company including, among other requirements, that (i) our compliance date for the filing of our Form 10-K for Fiscal 2014 (our “2014 Annual Report”) will be accelerated, (ii) our compliance with Section 404 of the Sarbanes-Oxley Act for our 2014 Annual Report will need to include a statement that our independent registered public accounting firm has issued an attestation report on management’s assessment of our internal controls over financial reporting and a report on the effectiveness of our internal controls over financial reporting for Fiscal 2014 and (iii) we will no longer be able to avail ourselves of the “scaled disclosure requirements” applicable to smaller reporting companies in our filings with the SEC.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of June 9, 2014, have issued an aggregate of 244,388,427 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 49,930,859 shares of our common stock as a result of warrant and option exercises during the nine month period ended April 30, 2014, and we have issued an additional 5,616,132 shares of our common stock as a result of warrant and stock option exercises that occurred between May 1, 2014 and June 9, 2014.  Following such exercises and the June 2014 Public Offering, we have a total 244,388,427 shares of common stock issued and outstanding as of June 9, 2014.  In addition, we currently have 11,235,900 shares reserved for issuance under our equity compensation plan and pursuant to non-plan awards for vested and unvested stock options, and we have an additional 29,183,424 shares reserved for issuance following the exercise of outstanding warrants as of such date, not including the warrants related to the June 2014 Public Offering.  The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

•significant advances made by competitors that adversely affect our potential market position; and

•the loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

Item 6.  EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	2014 Stock Option Award Agreement, dated March 7, 2014, by and between the Company and Punit Dhillon (incorporated by reference to our Current Report on Form 8-K, filed on March 13, 2014)

10.2	2014 Stock Option Award Agreement, dated March 7, 2014, by and between the Company and Veronica Vallejo (incorporated by reference to our Current Report on Form 8-K, filed on March 13, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 13, 2014

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: June 13, 2014