Form 10-Q
period 2014-10-31
ONCOSEC MEDICAL Inc
filed 2014-12-08
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

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

246,596,076 shares of the registrant’s common stock were issued and outstanding as of December 2, 2014.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2014

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements and Condensed Consolidated Financial Statements:
	Condensed Balance Sheet as of October 31, 2014 (unaudited) and Condensed Consolidated Balance Sheet as of July 31, 2014	3
	Condensed Statement of Operations for the three months ended October 31, 2014 (unaudited) and Condensed Consolidated Statement of Operations for the three months ended October 31, 2013 (unaudited)	4
	Condensed Statement of Cash Flows for the three months ended October 31, 2014 (unaudited) and Condensed Consolidated Statement of Cash Flows for the three months ended October 31, 2013 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	15
Item 4.	Controls and Procedures	16
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	16
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults Upon Senior Securities	31
Item 4.	Mine Safety Disclosures	31
Item 5.	Other Information	31
Item 6.	Exhibits	31

OncoSec Medical Incorporated

Condensed Balance Sheet and Condensed Consolidated Balance Sheet

	(unaudited) October 31, 2014	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$33,989,597	$37,852,694
Prepaid expenses and other current assets	432,159	466,483
Total Current Assets	34,421,756	38,319,177
Property and equipment, net	974,746	581,054
Intangible assets, net	290,433	464,693
Other long-term assets	30,685	26,685
Total Assets	$35,717,620	$39,391,609

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,047,684	$1,236,352
Accrued other	51,754	87,199
Total Liabilities	1,099,438	1,323,551

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 244,631,076 and 244,631,076 common shares as of October 31, 2014 and July 31, 2014, respectively	24,463	24,463
Additional paid-in capital	56,692,715	56,081,475
Warrants issued and outstanding — 37,647,790 and 37,647,790 warrants as of October 31, 2014 and July 31, 2014, respectively	7,325,152	7,325,152
Accumulated deficit	(29,424,148)	(25,363,032)
Total Stockholders’ Equity	34,618,182	38,068,058
Total Liabilities and Stockholders’ Equity	$35,717,620	$39,391,609

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Operations and Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Revenue	$—	$—
Expenses:
Research and development	2,501,268	773,958
General and administrative	1,558,938	1,214,535
Loss from operations	(4,060,206)	(1,988,493)
Other income (expense):
Non-cash interest expense	—	(12,293)
Net loss before income taxes	(4,060,206)	(2,000,786)
Provision for income taxes	910	50,700
Net loss, net of tax	$(4,061,116)	$(2,051,486)
Basic and diluted net loss per common share	$(0.02)	$(0.01)
Weighted average shares used in computing basic and diluted net loss per common share	244,631,076	144,247,064

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Cash Flows and Condensed Consolidated Statement of Cash Flows (unaudited)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013
Operating activities
Net loss	$(4,061,116)	$(2,051,486)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	211,347	190,453
Loss on disposal of fixed assets	2,635	—
Non-cash interest expense	—	12,293
Stock-based compensation	611,240	70,410
Common stock issued for services	—	50,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	30,324	(547,804)
Increase (decrease) in accounts payable and accrued liabilities	(188,667)	220,311
Increase (decrease) in accrued other	(35,445)	824
Net cash used in operating activities	(3,429,682)	(2,054,999)
Investing activities
Purchases of property and equipment	(433,415)	(11,454)
Net cash used in investing activities	(433,415)	(11,454)
Financing activities
Proceeds from issuance of common stock and warrants	—	11,948,000
Payment of financing and offering costs	—	(836,360)
Proceeds from exercise of warrants and stock options	—	1,178,398
Net cash provided by financing activities	—	12,290,038
Net (decrease) increase in cash	(3,863,097)	10,223,585
Cash and cash equivalents, at beginning of period	37,852,694	4,970,175
Cash and cash equivalents, at end of period	$33,989,597	$15,193,760

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$910	$1,600

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$—	$410,535

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

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

The Company has not produced any revenues from the assets it acquired from Inovio and the Company has not commenced planned principal operations. The Company is a hybrid device and gene-therapy biotechnology company focused on the discovery, the design, the development and the commercialization of innovative and proprietary medical approaches (principally immunotherapy) for the treatment of cancer where currently approved therapies are inadequate based on their efficacy or side effects. The Company’s technology includes intellectual property relating to certain delivery technologies, which the Company refers to as ImmunoPulse (“ImmunoPulse”), a therapeutic approach that is based on the use of an electroporation delivery device in combination with DNA-encoded immune targets to treat cancer.  The Company’s ImmunoPulse product candidates are based on the Company’s proprietary DNA-based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.

During the quarter, the Company expanded its research capabilities to further assist in the research of next-generation devices, novel electroporation technologies and combination studies to facilitate the advancement of ImmunoPulse and the pursuit of other potential future product candidates. The Company’s research and development activities are subject to significant risks and uncertainties, including failing to secure additional funding to continue the advancement of its product candidates and failing to commercialize its product candidates before similar or competing technology is developed by competitors.

Effective October 28, 2014, OncoSec Medical Therapeutics Incorporated (“OncoSec Medical Therapeutics”), which was acquired on June 3, 2011 for a total purchase price of $1,000 and incorporated in Delaware on July 2, 2010, was dissolved. There were no significant transactions related to this subsidiary since its inception.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of October 31, 2014, condensed statement of operations for the three months ended October 31, 2014 and condensed consolidated statement of operations for October 31, 2013, condensed statement of cash flow for the three months ended October 31, 2014 and the condensed consolidated statement of cash flows for the three months ended October 31, 2013, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2014 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2015, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2014, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 10, 2014. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures made in the accompanying notes to the financial statements.  The Company’s significant estimates pertain to stock-based compensation expense — see Footnote 8. Actual results could differ materially from the estimates.

Recent Accounting Pronouncements

Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in the ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The Company adopted this standard in the first quarter of fiscal year 2015, enhancing the disclosure in Footnote 1 to discuss the activities the Company is engaged in and the associated risks and uncertainties of these activities. The adoption of this standard did not have an impact on the financial condition of the Company.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of October 31, 2014 and July 31, 2014, cash and cash equivalents were comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $29,424,148 as of October 31, 2014.

As of October 31, 2014, the Company had cash and cash equivalents of approximately $34.0 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below:

	October 31,	October 31,
	2014	2013
Stockholders’ equity at beginning of period	$38,068,058	$4,739,124

Net loss	(4,061,116)	(2,051,486)

Stock-based compensation	611,240	70,410

Common stock issued for services	—	150,000

Exercise of common stock warrants	—	1,178,398

Public offering on September 18, 2013, net of issuance costs of $836,360	—	11,111,640

Stockholders’ equity at end of period	$34,618,182	$15,198,086

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

Patents are stated net of accumulated amortization of approximately $2,497,000 and $2,323,000 as of October 31, 2014 and July 31, 2014, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three-month periods ended October 31, 2014 and 2013 was approximately $174,000 and $174,000, respectively.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).  The First Amendment modified the payment of $750,000 due to Inovio by September 24, 2011, requiring the Company to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio on or before March 31, 2012.  On March 24, 2012, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”).  The Second Amendment further modified the payment terms for the $1,150,000 scheduled payments due to Inovio in March 2012 by requiring the Company to make a payment of $150,000 on March 31, 2012, with the remaining $1,000,000 to be paid to Inovio on December 31, 2013.  As consideration for the First Amendment, the Company issued to Inovio a warrant to purchase 1,000,000 shares of common stock.  As consideration for the Second Amendment, the Company issued to Inovio a warrant to purchase 3,000,000 shares of common stock.

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

Note 7— Recent Other Equity and Common Stock Transactions

At October 31, 2014, the Company had outstanding warrants to purchase 37,647,790 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and June 2019.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 8— Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three-month periods ended October 31, 2014 and 2013, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are marked-to-market each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended October 31, 2014, the Company granted options to purchase 2,150,000 and 500,000 shares of the Company’s common stock to employees and consultants under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”), respectively. The options issued to employees within the 2011 Plan have a ten-year term, vest over a range of two to three years, and have exercise prices ranging from $0.44 to $0.52. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $0.39 to $0.43.

During the three months ended October 31, 2013, the Company granted an option to purchase 500,000 shares of the Company’s common stock to a consultant under the 2011 Plan. The option issued to the consultant has a three-year term, vests in accordance with the terms of the applicable consulting agreement, and has an exercise price of $0.26.

The following assumptions were used to calculate the fair value of share-based compensation during the three months ended October 31, 2014 and 2013:

	October 31, 2014	October 31, 2013
Expected volatility	88.82% - 92.83%	83.62%
Risk-free interest rate	0.36% - 2.13%	0.69%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2- 7 years	3 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three months ended October 31, 2014 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $611,000.  Of this balance, $316,000 was recorded to research and development, and $295,000 was recorded in general and administrative in the Company’s condensed statement of operations for the period ended October 31, 2014.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three months ended October 31, 2013 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $70,000.  Of this balance, $8,000 was recorded to research and development, and $62,000 was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the period ended October 31, 2013.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2014 and 2013 were $0.36 and $0.14, respectively.

Note 9—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

Note 10—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 5 and the amendments (and related warrants) disclosed in Note 6, while performing his duties as Executive Chairman of Inovio.

Note 11 — Subsequent Events

Warrant Exercises

Subsequent to October 31, 2014 through December 2, 2014, the Company received approximately $700,000 in funds from the exercise of warrants.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2014, our subsequent quarterly reports on Form 10-Q and our subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Company Overview

We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions.  Effective March 1, 2011, we consummated a 32-for-one forward stock split of our common stock and completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to change our name to “OncoSec Medical Incorporated”.

Asset Purchase Agreement

We have acquired certain assets pursuant to our Asset Purchase Agreement with Inovio Pharmaceuticals, Inc. (“Inovio”), dated March 14, 2011 (as amended, the “Asset Purchase Agreement”). The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies (“SECTA”).

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize the acquired technology. We have entered into amendments to the Asset Purchase Agreement with Inovio in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications). We made a payment of $1,000,000 to Inovio in May 2013 and we made the final payment to Inovio of $1,000,000 in December 2013. As consideration for the First Amendment we issued to Inovio a warrant to purchase 1,000,000 shares of common stock with an exercise price of $1.20 per share. As consideration for the Second Amendment, we issued to Inovio a warrant to purchase 3,000,000 shares of our common stock with an exercise price of $1.00 per share. Each of the warrants is subject to a five year term. Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $2.40 for twenty consecutive trading days. We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our balance sheet.

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

We are a hybrid device and gene-therapy biotechnology company focused on the discovery, the design, the development and the commercialization of innovative and proprietary medical approaches (principally immunotherapy) for the treatment of cancer where currently approved therapies are inadequate based on their efficacy or side effects. Our technology includes intellectual property relating to certain delivery technologies, which we refer to as ImmunoPulse (“ImmunoPulse”), a therapeutic approach that is based on the use of an electroporation delivery device in combination with DNA-encoded immune targets to treat cancer.  Our ImmunoPulse product candidates are based on our proprietary DNA-based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.  Because our candidate therapeutics are plasmid constructs, we expect to benefit from a simpler, more consistent and scalable manufacturing process in comparison to therapies based on patient-derived cells or recombinant proteins. In addition, our portfolio includes an asset that utilizes electroporation delivery with a small-molecule drug, which we refer to as NeoPulse. Our mission is to enable people with cancer to live longer with a better quality of life than otherwise possible or available with existing therapies.

Recent Events

June 2014 Public Offering

On June 6, 2014, we closed a registered public offering of an aggregate of 22,535,212 shares of our common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to us of approximately $16.0 million (the “June 2014 Public Offering”). The warrants have an exercise price of $0.90 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five years from the date of issuance of the warrants.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million. In connection with the June 2014 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 1,352,113 shares of our common stock.  These warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that the warrants expire on May 12, 2019.

Proceeds from Warrant and Option Exercises

As discussed in more detail in Liquidity and Capital Resources, from November 1, 2014 through December 2, 2014, we have received approximately $0.7 million in cash from the exercise of warrants.

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

Stock-Based Compensation

We grant equity-based awards under our stock-based compensation plan. We estimate the fair value of stock-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Stock-based compensation expense related to stock option grants issued to consultants not entirely vested at grant date are marked-to-market each month. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Results of Operations for the Three Months Ended October 31, 2014 Compared to the Three Months Ended October 31, 2013

The unaudited financial data for the three-month periods ended October 31, 2014 and October 31, 2013 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2014 ($)	October 31, 2013 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	2,501,268	773,958	1,727,310	**
General and administrative	1,558,938	1,214,535	344,403	28.4
Loss from operations	(4,060,206)	(1,988,493)	(2,071,713)	**
Other income (expense)
Interest expense — non-cash and other	—	(12,293)	12,293	**
Net loss before income taxes	(4,060,206)	(2,000,786)	(2,059,420)	**
Tax provision	910	50,700	(49,790)	**
Net loss	(4,061,116)	(2,051,486)	(2,009,630)	**

** Percentage increase/(decrease) is greater than 100%.

Operational Milestones and Research and Development Expenses

The $1,727,000 increase in research and development expenses for the three-month period ended October 31, 2014, as compared to the three-month period ended October 31, 2013 is primarily the result of an increase of $950,000 in salary related expenses, inclusive of stock-based compensation due to hiring additional R&D personnel as we further expand our internal research capabilities, an increase of  $300,000 in other outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $200,000 in engineering and lab supplies and an increase of $200,000 in additional R&D related expenses consisting primarily of rent, conference fees and travel .

We expect to use our working capital for the advancement of our operational milestones. Our significant milestones currently include expanding our internal research capabilities and collaborations regarding next-generation devices, novel electroporation technologies and combination studies in pursuit of drug/device combination therapies in furtherance of our ImmunoPulse and any other potential future product candidates we may develop or acquire.

Activities related to the above milestones are particularly focused in our Engineering, Clinical and R&D departments. We estimate we may incur during our current fiscal year ending July 31, 2015 (“Fiscal 2015”), Engineering costs of $2,100,000, inclusive of $400,000 of personnel costs, Clinical costs of $6,400,000, inclusive of $1,400,000 of personnel costs and R&D costs of $5,800,000, inclusive of personnel costs of $1,700,000.

General and Administrative

The $344,000 increase in general and administrative expenses for the three-month period ended October 31, 2014, as compared to the three-month period ended October 31, 2013, was primarily the result of an increase of $450,000 in salary related costs, inclusive of stock-based compensation due to hiring additional personnel to support the growth in our operations, offset by a decrease of $100,000 in outside legal services fees related to general corporate matters and regulatory filings.

Other Income (Expense)

The $12,000 decrease in other expense for the three-month period ended October 31, 2014, as compared to the comparable three-month period ended October 31, 2013, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2014 and July 31, 2014 is summarized as follows:

	At October 31, 2014 ($)	At July 31, 2014 ($)
Current assets	34,421,756	38,319,177
Current liabilities	1,099,438	1,323,551
Working capital	33,322,318	36,995,626

Current Assets

Current assets as of October 31, 2014 decreased to approximately $34,422,000, in comparison to our approximate current assets of $38,320,000 as of July 31, 2014. This decrease in our current assets was primarily due to a decrease in cash from $37,853,000 as of July 31, 2014, to $33,990,000 as of October 31, 2014, which is attributable to the cash used in operations during the three-month period ended October 31, 2014.

Current Liabilities

Current liabilities as of October 31, 2014 decreased to approximately $1,099,000, in comparison to our approximate current liabilities of $1,324,000 as of July 31, 2014. This decrease was primarily due to a decrease in our accounts payables and accrued liabilities as a result of ordinary course disbursements made within their respective due dates.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three-month period ended October 31, 2014 was $3,430,000, as compared to $2,055,000 for the three-month period ended October 31, 2013.  This increase was primarily related to research and development efforts related to next-generation devices, novel electroporation technologies and combination studies, and an increase in salary related expenses as a result of hiring additional personnel to support the growth in our operations.

Cash Used in Investing Activities

Cash used in investing activities for the three-month period ended October 31, 2014 was $433,000, as compared to $11,000 for the three-month period ended October 31, 2013.  This increase was primarily related to the purchase of property and equipment.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $0 for the three-month period ended October 31, 2014, as compared to $12,290,000 for the comparable three-month period ended October 31, 2013.  There were no exercises of stock options, exercise of warrants or financings completed during the three-month period ended October 31, 2014.

Recent Equity Financings

On September 18, 2013, we closed a public offering of 47,792,000 shares of our common stock and warrants to purchase an aggregate of 23,896,000 shares of common stock, for gross proceeds of approximately $11.95 million. The warrants have an exercise price of $0.35 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance. We paid placement agent fees consisting of (i) $836,360 in cash fees and expenses and (ii) issued warrants to purchase 2,389,600 shares of our common stock on terms substantially similar to the warrants issued in the offering. After deducting for fees and expenses, the aggregate net proceeds from the offering were approximately $11.1 million.

On June 6, 2014, we closed the June 2014 Public Offering in which we sold an aggregate of 22,535,212 shares of our common stock and warrants to purchase an aggregate of 7,887,325 shares of our common stock for gross proceeds of approximately $16.0 million. The warrants have an exercise price of $0.90 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five years from the date of issuance of the warrants. We paid placement agent fees consisting of (i) $1,145,000 in cash fees and expenses and (ii) warrants to purchase 1,352,113 shares of our common stock on terms substantially similar to the warrants issued to investors in the June 2014 Public Offering. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million.

Cash Requirements

Our primary objectives for Fiscal 2015 are to continue the advancement of our operations milestones, focusing on Engineering, Clinical and R&D. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We continue to estimate our aggregate operating expenses and working capital requirements for Fiscal 2015 (inclusive of the three-month period ended October 31, 2014) to be approximately $19.5 million, although our estimates for certain categories of operating expenses and working capital requirements for Fiscal 2015 may vary by classification. As of October 31, 2014, we estimate the components of our operating expenses and working capital requirements for Fiscal 2015 (inclusive of the three month period ended October 31, 2014) to be approximately as follows:

Cash Requirements	Amount
Product development	$10,900,000
Employee compensation	5,900,000
General and administration	2,200,000
Professional services fees	500,000
$19,500,000

Subsequent to October 31, 2014, we have received approximately $700,000 from the exercise of warrants as of December 2, 2014. During the three-month period ended October 31, 2014, our operating cash outflow was approximately $3,400,000. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of FY2015 to range from approximately $1,400,000 to $2,400,000 per month. In general, our cash outflows for future periods may increase as we expand our business, increase our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors who hold our outstanding warrants choose to exercise their remaining warrants in full on a cash basis, we would receive approximately $14.2 million. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. As our stock price continues to fluctuate in the market, the exercise prices of the outstanding warrants issued in each such offering may or may not exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we may never receive any proceeds from the exercise of our outstanding warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on the foregoing evaluation, our Chief Executive Officer and our Chief Financial Officer, in their capacities as our principal executive officer and our principal financial officer, concluded that as of the end of the period covered by this report our disclosure controls and procedures were effective.

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings that arise in the ordinary course of business. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not currently a party to any proceedings the adverse outcome of which, individually or in the aggregate, would have a material adverse effect on our financial position or results of operations.

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

We do not generate, and may never generate, any cash from operations and will likely need to raise additional funds in future periods in order to continue operating our business.  We estimate our cash requirements for Fiscal 2015 to be approximately $19.5 million. As of October 31, 2014, we had cash and cash equivalents of approximately $34.0 million.

We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings, grants, corporate collaborations or licensing arrangements.  We expect to continue to fund our operations primarily through equity and debt financings in the future. If additional capital is not available, we may not be able to continue to operate our business pursuant to our business plan or we may have to discontinue our operations entirely. We will require additional financing to fund our planned operations, including developing and commercializing our intellectual property, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur additional debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We may not be able to obtain additional financing if the volatile conditions in the capital and financial markets, and more particularly the market for early-development-stage biotechnology company stocks, persist.  Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our Company.

We have never generated revenue from our operations.

We have not generated any revenue from operations since our inception. During our quarter ended October 31, 2014, we incurred a net loss of approximately $4.1 million. From inception through October 31, 2014, we have incurred an aggregate net loss of approximately $29.4 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

Additionally, although we have employment agreements with each of our executive officers, these agreements are terminable by them at will and we may not be able to retain any one or more of our executives. The loss of the services of any one or more members of our senior management team could (i) disrupt or divert our focus from pursuing our business plan while we seek to recruit other executives, (ii) impact the perceptions of our employees, partners and investors regarding our business and prospects and (iii) delay or prevent the development and commercialization of our product candidates. These and other potential consequences could cause significant harm to our business to the extent that we are not able to recruit suitable replacements in a timely manner.

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

As we describe elsewhere in this Quarterly Report, we have acquired certain technology and related assets from Inovio pursuant to the Asset Purchase Agreement.  In connection with the closing of the Asset Purchase Agreement, we entered into a cross-license agreement with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain non-SECTA technology patents held by Inovio, and we granted to Inovio a limited, exclusive license to our acquired SECTA technology.  While we do not currently rely on the intellectual property we have licensed from Inovio pursuant to this non-exclusive license, our product candidates may in the future utilize this intellectual property.  Because the license is non-exclusive, Inovio may use its technology to compete with us.  In addition, there are no restrictions on Inovio’s ability to license their technology to others.  As a result Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property.  In addition, either party may terminate the cross-license agreement with 30 days’ notice if they no longer utilize or sublicense the patent rights they have acquired pursuant to the cross-license.  If either party were to terminate the cross-license agreement, we would no longer have the right to use Inovio’s intellectual property that is subject to the cross license.

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

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates, including our pursuit of combination trials to develop and commercialize our product candidates as combination products. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. There continues to be substantial and unpredictable risk and uncertainty related to manufacturing and supply until such time as the commercial supply chain is validated and proven.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.  The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our or our partners’ trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated Phase 2 clinical trials to assess our ImmunoPulse technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. We currently plan to initiate a Phase l study for a new solid tumor indication and an additional Phase 2b pivotal trial for metastic melanoma. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

As part of our asset acquisition in March 2011, we acquired from Inovio an extensive clinical database from existing clinical trials utilizing the NeoPulse technology.  We must initiate or complete new pivotal clinical studies to support or expand upon our clinical database for our NeoPulse technology, either internally or in collaboration with a strategic partner, if we were to seek to commercialize the NeoPulse technology. We or any strategic partner that we engage may not be successful in initiating or completing any such new pivotal clinical studies.

Delays in the commencement or completion of clinical testing for product candidates based on our technology could result in increased costs to us and delay or limit our ability to pursue regulatory approval or generate revenues.

Clinical trials are very expensive, time-consuming, and difficult to design and implement. Even if the results of our current and proposed clinical trials are favorable, clinical trials for product candidates based on our technology will continue for several years and may take significantly longer than expected to complete.

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting, and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. We are an “accelerated filer” as of July 31, 2014, which will generally increase our reporting obligations and compliance costs as a public company including, among other requirements, that (i) our compliance date for the filing of this Quarterly Report on Form 10-Q for Fiscal 2015 is accelerated, (ii) our compliance with Section 404 of the Sarbanes-Oxley Act will continue to require that our independent registered public accounting firm issue an attestation report on management’s assessment of our internal controls over financial reporting and a report on the effectiveness of our internal controls over financial reporting for Fiscal 2015, and (iii) we will no longer be able to avail ourselves of the “scaled disclosure requirements” applicable to smaller reporting companies in our filings with the SEC.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of December 2, 2014, we have issued an aggregate of 246,596,076 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 55,789,640 shares of our common stock as a result of warrant and option exercises as of October 31, 2014. We have issued 1,965,000 additional shares of our common stock as a result of warrant exercises between November 1, 2014 and December 2, 2014. In addition, we have as of December 2, 2014, 14,407,418 shares reserved for issuance under our equity compensation plan and pursuant to non-plan awards for vested and unvested stock options. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

Item 2.                                                                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                                                                         DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                                                                         MINE SAFETY DISCLOSURES.

None.

Item 5.                                                                                                         OTHER INFORMATION.

None.

Item 6.                                                                                                         EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	Executive Employment Agreement, dated September 16, 2014, by and between the Company and Mai Hope Le (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2014)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the quarter ended October 31, 2014, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: December 08, 2014

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: December 08, 2014