Form 10-Q
period 2015-01-31
ONCOSEC MEDICAL Inc
filed 2015-03-12
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2015

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

247,002,282 shares of the registrant’s common stock were issued and outstanding as of March 6, 2015.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2015

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements and Condensed Consolidated Financial Statements:
	Condensed Balance Sheet as of January 31, 2015 (unaudited) and Condensed Consolidated Balance Sheet as of July 31, 2014	3
	Condensed Statement of Operations for the three and six months ended January 31, 2015 (unaudited) and Condensed Consolidated Statement of Operations for the three and six months ended January 31, 2014 (unaudited)	4
	Condensed Statement of Cash Flows for the six months ended January 31, 2015 (unaudited) and Condensed Consolidated Statement of Cash Flows for the six months ended January 31, 2014 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18
Item 4.	Controls and Procedures	19
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 1A.	Risk Factors	20
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Defaults Upon Senior Securities	34
Item 4.	Mine Safety Disclosures	34
Item 5.	Other Information	34
Item 6.	Exhibits	34

OncoSec Medical Incorporated

Condensed Balance Sheet and Condensed Consolidated Balance Sheet

	(unaudited) January 31, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$30,699,218	$37,852,694
Prepaid expenses and other current assets	630,241	466,483
Total Current Assets	31,329,459	38,319,177
Property and equipment, net	1,058,804	581,054
Intangible assets, net	116,174	464,693
Other long-term assets	213,218	26,685
Total Assets	$32,717,655	$39,391,609

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,419,318	$1,236,352
Accrued other	85,866	87,199
Total Liabilities	1,505,184	1,323,551

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 3,200,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 246,927,282 and 244,631,076 common shares as of January 31, 2015 and July 31, 2014, respectively	24,693	24,463
Additional paid-in capital	58,097,928	56,081,475
Warrants issued and outstanding — 35,432,790 and 37,647,790 warrants as of January 31, 2015 and July 31, 2014, respectively	7,132,235	7,325,152
Accumulated deficit	(34,042,385)	(25,363,032)
Total Stockholders’ Equity	31,212,471	38,068,058
Total Liabilities and Stockholders’ Equity	$32,717,655	$39,391,609

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Operations and Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended January 31, 2015	Three Months Ended January 31, 2014	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Revenue	$—	$—	$—	$—
Expenses:
Research and development	2,859,894	1,458,997	5,361,162	2,232,955
General and administrative	1,758,343	1,142,783	3,317,281	2,357,318
Loss from operations	(4,618,237)	(2,601,780)	(8,678,443)	(4,590,273)
Other income (expense):
Non-cash interest expense	—	(8,391)	—	(20,684)
Net loss before income taxes	(4,618,237)	(2,610,171)	(8,678,443)	(4,610,957)
Provision (benefit) for income taxes	—	(9,742)	910	40,958
Net loss	$(4,618,237)	$(2,600,429)	$(8,679,353)	$(4,651,915)
Basic net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Diluted net loss per common share	$(0.02)	$(0.01)	$(0.04)	$(0.03)
Weighted average shares used in computing basic net loss per common share	246,251,640	176,838,878	245,441,358	160,542,971
Weighted average shares used in computing diluted net loss per common share	246,251,640	176,838,878	245,441,358	160,542,971

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Cash Flows and Condensed Consolidated Statement of Cash Flows (unaudited)

	Six Months Ended January 31, 2015	Six Months Ended January 31, 2014
Operating activities
Net loss	$(8,679,353)	$(4,651,915)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	431,650	382,350
Loss on disposal of fixed assets	2,636	—
Non-cash interest expense	—	20,684
Stock-based compensation	1,016,771	292,398
Common stock issued for services	30,000	150,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(350,291)	(228,494)
Increase (decrease) in accounts payable and accrued liabilities	182,964	209,214
Increase (decrease) in accrued other	(1,332)	(4,380)
Net cash used in operating activities	(7,366,955)	(3,830,143)
Investing activities
Purchases of property and equipment	(563,516)	(55,239)
Net cash used in investing activities	(563,516)	(55,239)
Financing activities
Proceeds from issuance of common stock and warrants	—	11,948,000
Payment of financing and offering costs	—	(836,360)
Payment of amounts due under acquisition obligation	—	(1,000,000)
Proceeds from exercise of warrants and stock options	776,995	7,253,637
Net cash provided by financing activities	776,995	17,365,277
Net (decrease) increase in cash	(7,153,476)	13,479,895
Cash and cash equivalents, at beginning of period	37,852,694	4,970,175
Cash and cash equivalents, at end of period	$30,699,218	$18,450,070

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$910	$1,600

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$—	$410,535

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

During the period, the Company expanded its research capabilities in the areas of next-generation devices, novel electroporation technologies and combination studies to facilitate the advancement of ImmunoPulse and the pursuit of other potential future product candidates. The Company’s research and development activities are subject to significant risks and uncertainties, including potentially failing to secure additional funding to continue the advancement of its product candidates and potentially failing to commercialize its product candidates before similar or competing technology is developed by competitors.

Effective October 28, 2014, OncoSec Medical Therapeutics Incorporated, which was acquired on June 3, 2011 for a total purchase price of $1,000 and incorporated in Delaware on July 2, 2010, was dissolved. There were no significant transactions related to this subsidiary since its inception. The Company currently has no subsidiaries.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of January 31, 2015, condensed statement of operations for the three and six months ended January 31, 2015 and condensed consolidated statement of operations for the three and six months ended January 31, 2014, condensed statement of cash flow for the six months ended January 31, 2015 and the condensed consolidated statement of cash flows for the six months ended January 31, 2014, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended January 31, 2015 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2015, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2014, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 10, 2014. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Segment Reporting

The Company operates in a single industry segment — the discovery and development of novel immunotherapeutic products to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of January 31, 2015 and July 31, 2014, cash and cash equivalents were comprised of cash in checking accounts and a certificate of deposit.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of $34.0 million as of January 31, 2015.

As of January 31, 2015, the Company had cash and cash equivalents of approximately $30.7 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the six months ended is provided below:

	January 31,	January 31,
	2015	2014
Stockholders’ equity at beginning of period	$38,068,058	$4,739,124

Net loss	(8,679,353)	(4,651,915)

Stock-based compensation	1,016,771	292,398

Common stock issued for services	30,000	150,000

Exercise of common stock warrants	775,257	7,145,636

Exercise of stock options	1,738	108,000

Public offering on September 18, 2013, net of issuance costs of $836,360	—	11,111,640

Stockholders’ equity at end of period	$31,212,471	$18,894,883

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

Patents are stated net of accumulated amortization of approximately $2,672,000 and $2,323,000 as of January 31, 2015 and July 31, 2014, respectively. The patents are amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three- and six-month periods ended January 31, 2015 and 2014 was approximately $174,000 and $174,000 and $349,000 and $349,000, respectively.

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

Note 7— Recent Other Equity and Common Stock Transactions

At January 31, 2015, the Company had outstanding warrants to purchase 35,432,790 shares of common stock, with exercise prices ranging from $0.26 to $1.20, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and June 2019.

During the three and six months ended January 31, 2015, 2,215,000 warrants were exercised, with net proceeds of  approximately $775,000 received.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 8— Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three- and six-month periods ended January 31, 2015 and 2014, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are marked-to-market each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended January 31, 2015, the Company granted options to purchase 425,000 shares of the Company’s common stock to employees under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The options issued under the 2011 Plan have a ten-year term, vest over three years, and have exercise prices ranging from $0.39 to $0.53.

During the six months ended January 31, 2015, the Company granted options to purchase 2,575,000 and 500,000 shares of the Company’s common stock to employees and consultants under the 2011 Plan, respectively. The options issued to employees within the 2011 Plan have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $0.41 to $0.53. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $0.39 to $0.43.

During the three month period ended January 31, 2014, the Company granted options to purchase 75,000 shares of the Company’s common stock to employees under the 2011 Plan. In addition, the Company granted an option to purchase up to 1,700,000 shares of the Company’s common stock outside the terms of the 2011 Plan in connection with the appointment of an officer, although the terms of the grant are substantially the same as the comparable grants made pursuant to the 2011 Plan. The options issued to the employees and the officer have a ten year term, vest over two to three years in accordance with the terms of the applicable stock option agreement, and have exercise prices ranging from $0.31 - $0.54.

The following assumptions were used to calculate the fair value of share-based compensation during the three months ended January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Expected volatility	90.35%-91.86%	91.99%-92.62%
Risk-free interest rate	1.31%-1.94%	1.67%-1.87%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	5-6.5 years	5-6 years

The following assumptions were used to calculate the fair value of share-based compensation during the six months ended January 31, 2015 and 2014:

	January 31, 2015	January 31, 2014
Expected volatility	88.82%-93.11%	83.62% -92.52%
Risk-free interest rate	0.36%-2.13%	0.69%-1.87%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2-6.5 years	3-6 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and six-month periods ended January 31, 2015 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $405,000 and $1,017,000, respectively.  Of this balance, $166,000 and $482,000 were recorded in research and development, respectively, and $239,000 and $535,000, respectively, were recorded in general and administrative in the Company’s condensed statement of operations for the periods ended January 31, 2015.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three- and six-month periods ended January 31, 2014 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $221,000 and $292,000, respectively.  Of this balance, $155,000 and $163,000 was recorded to research and development, respectively, and $66,000 and $129,000, respectively, was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the periods ended January 31, 2014.

The weighted-average grant date fair value of stock options granted during the three- and six-month periods ended January 31, 2015 and 2014 were $0.32 and $0.35, respectively, and $0.23 and $0.21, respectively.

Note 9—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On December 31, 2014, the Company entered into a Lease Agreement (the “Lease Agreement”).  Pursuant to the Lease Agreement, the Company has leased certain premises of approximately 33,928 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California (the “Premises”) to serve as the Company’s corporate headquarters and research and development laboratory. The term of the Lease Agreement is expected to commence on or about October 1, 2015 (the “Commencement Date”), and expires one hundred twenty (120) months after the Commencement Date (the “Term”). The Company has an option to extend the Term for an additional five (5) years, if notice is given within 12 months prior to the expiration of the Term. The Company also has the right to terminate the Lease (“Termination Right”) with respect to the entire Premises only as of expiration of the 84th month after the Commencement Date (“Early Termination Date”) so long as the Company delivers to the Landlord a written notice of its election to exercise its Termination Right no less than 12 months in advance of the Early Termination Date. The Lease Agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the Term of the Lease Agreement. The “Rent Commencement Date” shall be the date that is 12 months after the Commencement Date. In addition, the Company is required to share in certain operating expenses of the Premises. In December 2014, pursuant to the Lease Agreement, the Company delivered a security deposit of approximately $90,000.

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

Note 11 — Subsequent Events

On March 3, 2015, the Company’s Board of Directors (“Board”) approved salary increases to the Company’s executive officers, consistent with the terms of their respective employment agreements, and to the Company’s non-executive staff, averaging 9% per employee. The Board also approved discretionary cash bonuses and stock option grants pursuant to the 2011 Plan to purchase the Company’s common stock with a grant price of $0.37 (the Company’s stock price on close of business on March 3rd, with 25% of the options vesting on grant date and the remainder of the options vesting monthly over three years) to the Company’s executive officers and non-executive staff, that totaled $324,900 and 1,250,000, respectively, and $265,000 and 1,420,000, respectively. The annual bonuses paid to executive officers were granted in the form of both cash and stock options as provided in and consistent with the terms of the Company’s employment agreement with each such executive officer. In addition, the Board approved stock option grants to purchase the Company’s common stock with a grant price of $0.37 (the Company’s stock price on close of business on March 3rd, with one quarter of the options vesting on grant date and the remainder of the options vesting quarterly) to the Board totaling 750,000.

On March 6, 2015, the Company entered into two Research and Development Services Agreements, one with Rev.1 Engineering Inc. (“Rev.1”) and the other with Merlin CSI, LLC (“Merlin”). Both companies are engaged to perform research, development, testing, and regulatory filing of two engineering projects for the Company. The Company will own any intellectual property that comes out of either agreement. The estimated total cost of the Rev.1 agreement is $3,383,000. The Company will pay an initial deposit to Rev.1 of $350,000 upon signing the agreement and Rev.1 will use this deposit to offset 10% of each monthly invoice under the agreement, reducing the outstanding deposit accordingly. If the Company exercises its right to terminate the Rev.1 agreement before the completion of the engineering projects, the Company will forfeit the outstanding deposit amount to Rev.1. The estimated total cost of the Merlin agreement is $1,525,000. The Company may be responsible for additional costs, including the costs of preapproved expenses incurred by Merlin.

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

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings.  Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to continue as a going concern; our need to raise additional capital and our ability to obtain financing; uncertainties inherent in pre-clinical studies and clinical trials and our ability to commercialize our product candidates; our expected reliance on third parties; general economic and business conditions; our limited operating history; our ability to recruit and retain qualified personnel; competition we face within our industry; our ability to manage future growth; our ability to develop our current and any additional planned product candidates; our ability to protect our intellectual property; and various risks related to our common stock.  These forward-looking statements speak only as of the date of this Form 10-Q, except as required by applicable law, we do not intend to update any of these forward-looking statements.

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

Recent Events

On March 6, 2015, we entered into two Research and Development Services Agreements, one with Rev.1 Engineering Inc. (“Rev.1”) and the other with Merlin CSI, LLC (“Merlin”). Both companies are engaged to perform research, development, testing, and regulatory filing of two engineering projects for us. We will own any intellectual property that comes out of either agreement. The estimated total cost of the Rev.1 agreement is $3,383,000. We will pay an initial deposit to Rev.1 of $350,000 upon signing the agreement and Rev.1 will use this deposit to offset 10% of each monthly invoice under the agreement, reducing the outstanding deposit accordingly. If we exercise our right to terminate the Rev.1 agreement before the completion of the engineering projects, we will forfeit the outstanding deposit amount to Rev.1. The estimated total cost of the Merlin agreement is $1,525,000. We may be responsible for additional costs, including the costs of preapproved expenses incurred by Merlin.

On January 12, 2015, we announced plans to initiate a pilot study to assess IL-12 ImmunoPulse in patients with Triple Negative Breast Cancer (“TNBC”). The study will be conducted at Stanford University with Melinda L. Telli, MD, serving as lead investigator. This pilot study is designed to assess whether IL-12 ImmunoPulse increases TNBC tumor immunogenicity by driving a pro-inflammatory cascade of events that leads to increases in cytotoxic tumor-infiltrating lymphocytes.

On December 31, 2014, we entered into a Lease Agreement (the “Lease Agreement”) to lease certain premises of approximately 33,928 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California (the “Premises”) to serve as our corporate headquarters and research and development laboratory. The term of the Lease Agreement is expected to commence on or about October 1, 2015 (the “Commencement Date”), and expires one hundred twenty (120) months after the Commencement Date (the “Term”). We have an option to extend the Term for an additional five (5) years, if notice is given within 12 months prior to the expiration of the Term. We also have the right to terminate the Lease (“Termination Right”) with respect to the entire Premises only as of expiration of the 84th month after the Commencement Date (“Early Termination Date”) so long as the Company delivers to the landlord a written notice of our election to exercise our Termination Right no less than 12 months in advance of the Early Termination Date. The Lease Agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the Term of the Lease Agreement. In addition, we are required to share in certain operating expenses of the Premises. In December 2014, pursuant to the Lease Agreement, we delivered a security deposit of approximately $90,000.

On December 9, 2014, we announced initiation of a Phase II trial in squamous cell carcinoma of the head and neck (“SCCHN”) using our proprietary ImmunoPulse platform. This is a multicenter study in which the University of California San Francisco, under the direction of Dr. Alain Algazi, will be the first site of enrollment. The study will enroll patients with treatment-refractory metastatic and unresectable SCCHN, regardless of human papillomavirus status.

On December 5, 2014, we released top-line six-month data from the first Phase II trial of our investigational intratumoral plasmid IL-12 electroporation (pIL-12 EP) monotherapy (ImmunoPulse IL-12) in patients with Stage III and IV metastatic melanoma, which was presented in an abstract at the Melanoma Bridge 2014 conference in Naples, Italy. In this Phase II study, 30 patients with stage III-IV melanoma received up to four cycles of pIL-12 EP into superficial cutaneous, subcutaneous and nodal lesions on Days 1, 5 and 8 of each 12-week cycle. Tumor responses were evaluated using modified RECIST criteria for cutaneous lesions. The primary endpoint of the study was best overall response rate (bORR) by modified RECIST. In the 29 response-evaluable patients, bORR was 31 percent (9/29), with 14 percent (4/29) of patients achieving a complete response. Regression of at least one non-injected, non-electroporated lesion was observed in 50 percent (13/26) of patients.

Proceeds from Warrant and Option Exercises

As discussed in more detail in Liquidity and Capital Resources, from November 1, 2014 through January 31, 2015, we have received approximately $0.8 million in cash from the exercise of warrants.

June 2014 Public Offering

On June 6, 2014, we closed a registered public offering of an aggregate of 22,535,212 shares of our common stock and warrants to purchase an aggregate of 7,887,325 shares of common stock for gross proceeds to us of approximately $16.0 million (the “June 2014 Public Offering”). The warrants have an exercise price of $0.90 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million. In connection with the June 2014 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non- accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 1,352,113 shares of our common stock. These warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that the warrants expire on May 12, 2019.

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

Results of Operations for the Three Months Ended January 31, 2015 Compared to the Three Months Ended January 31, 2014

The unaudited financial data for the three-month periods ended January 31, 2015 and January 31, 2014 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2015 ($)	January 31, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	2,859,894	1,458,997	1,400,897	96
General and administrative	1,758,343	1,142,783	615,560	54
Loss from operations	(4,618,237)	(2,601,780)	2,016,457	78
Other income (expense)
Interest expense — non-cash and other	—	(8,391)	(8,391)	(100)
Net loss before income taxes	(4,618,237)	(2,610,171)	2,008,066	77
Tax provision (benefit)	—	(9,742)	(9,742)	(100)
Net loss	(4,618,237)	(2,600,429)	2,017,808	78

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses and Operational Milestones

The $1,401,000 increase in research and development expenses for the three-month period ended January 31, 2015, as compared to the three-month period ended January 31, 2014 is primarily the result of an increase of $600,000 in salary related expenses, inclusive of stock-based compensation due to hiring additional R&D personnel as we further expand our internal research capabilities, an increase of  $240,000 in other outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $360,000 in engineering and lab supplies, an increase in clinical studies costs of $80,000 due primarily to the progression of the metastatic melanoma extension study and an increase of $100,000 in additional R&D related expenses consisting primarily of rent, conference fees and travel.

We expect research and development expenses to continue to increase and to use our working capital for the advancement of our operational milestones, inclusive of expanding our internal research capabilities and collaborations regarding next-generation devices, novel electroporation technologies and combination studies in pursuit of drug/device combination therapies in furtherance of our ImmunoPulse and any other potential future product candidates we may develop or acquire.

General and Administrative

The $616,000 increase in general and administrative expenses for the three-month period ended January 31, 2015, as compared to the three-month period ended January 31, 2014, was primarily the result of an increase of $450,000 in salary related costs, inclusive of stock-based compensation due to hiring additional personnel to support the growth in our operations and an increase in conference fees and travel of $100,000.

Other Income (Expense)

The $8,400 decrease in other expense for the three-month period ended January 31, 2015, as compared to the comparable three-month period ended January 31, 2014, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Results of Operations for the Six Months Ended January 31, 2015 Compared to the Six Months Ended January 31, 2014

The unaudited financial data for the six-month periods ended January 31, 2015 and January 31, 2014 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2015 ($)	January 31, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	5,361,162	2,232,955	3,128,207	**
General and administrative	3,317,281	2,357,318	959,963	41
Loss from operations	(8,678,443)	(4,590,273)	4,088,170	89
Other income (expense)
Interest expense — non-cash and other	—	(20,684)	(20,684)	(100)
Net loss before income taxes	(8,678,443)	(4,610,957)	4,067,486	88
Tax provision	910	40,958	(40,048)	(98)
Net loss	(8,679,353)	(4,651,915)	4,027,438	87

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses and Operational Milestones

The $3,100,000 increase in research and development expenses for the six-month period ended January 31, 2015, as compared to the six-month period ended January 31, 2014 is primarily the result of an increase of $1,600,000 in salary related expenses, inclusive of stock-based compensation due to hiring additional R&D personnel as we further expand our internal research capabilities, an increase of  $415,000 in other outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $540,000 in engineering and lab supplies, and an increase in clinical studies costs of $80,000 due primarily to the progression of the metastatic melanoma extension study and an increase of $300,000 in additional R&D related expenses consisting primarily of rent, conference fees and travel .

We expect our research and development expenses to continue to increase and to continue to use our working capital toward activities related to our operational milestones that are particularly focused in our Engineering, Clinical and R&D departments. We estimate we may incur during our current fiscal year ending July 31, 2015 (“Fiscal 2015”), Engineering costs of $3,100,000, inclusive of $600,000 of personnel costs, Clinical costs of $6,500,000, inclusive of $1,400,000 of personnel costs and R&D costs of $6,000,000, inclusive of personnel costs of $1,800,000.

General and Administrative

The $960,000 increase in general and administrative expenses for the six-month period ended January 31, 2015, as compared to the six-month period ended January 31, 2014, was primarily the result of an increase of $900,000 in salary related costs, inclusive of stock-based compensation due to hiring additional personnel to support the growth in our operations and an increase in conference fees and travel of $300,000, offset by a decrease of $300,000 in outside services related primarily to professional services fees.

Other Income (Expense)

The $21,000 decrease in other expense for the six-month period ended January 31, 2015, as compared to the comparable six-month period ended January 31, 2014, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Liquidity and Capital Resources

Working Capital

Our working capital as of January 31, 2015 and July 31, 2014 is summarized as follows:

	At January 31, 2015 ($)	At July 31, 2014 ($)
Current assets	31,329,459	38,319,177
Current liabilities	1,505,184	1,323,551
Working capital	29,824,275	36,995,626

Current Assets

Current assets as of January 31, 2015 decreased to approximately $31,300,000, in comparison to our approximate current assets of $38,300,000 as of July 31, 2014. This decrease in our current assets was primarily due to a decrease in cash from $37,853,000 as of July 31, 2014, to $30,699,000 as of January 31, 2015, which is attributable to the cash used in operations during the six-month period ended January 31, 2015.

Current Liabilities

Current liabilities as of January 31, 2015 increased to approximately $1,500,000, in comparison to our approximate current liabilities of $1,300,000 as of July 31, 2014. This increase was primarily due to an increase in our accounts payables and accrued liabilities primarily related to the purchase of engineering and lab supplies for our R&D projects and costs related to our clinical programs.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the six-month period ended January 31, 2015 was $7,400,00, as compared to $3,800,000 for the six-month period January 31, 2014.  This increase was primarily related to research and development efforts related to next-generation devices, novel electroporation technologies and combination studies, and an increase in salary related expenses as a result of hiring additional personnel to support the growth in our operations.

Cash Used in Investing Activities

Cash used in investing activities for the six-month period ended January 31, 2015 was $560,000, as compared to $55,000 for the six-month period ended January 31, 2014.  This increase was primarily related to the purchase of property and equipment for our labs.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $780,000 for the six-month period ended January 31, 2015, as compared to $17,400,000 for the comparable six-month period ended January 31, 2014. In the current period, the activity related solely to warrant and option exercises, whereas in the prior period the activity primarily related to proceeds received from a public offering of common stock in September 2013 as well as cash received form warrant exercise activity during the period.

Cash Requirements

Our primary objectives for Fiscal 2015 are to continue the advancement of our operational milestones, focusing on Engineering, Clinical and R&D. We continuously search for industry experts to expand our management team and better position our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We continue to estimate our aggregate operating expenses and working capital requirements for Fiscal 2015 (inclusive of the six-month period ended January 31, 2015) to be approximately $21.4 million, although our estimates for certain categories of operating expenses and working capital requirements for Fiscal 2015 may vary by classification. As of January 31, 2015, we estimate the components of our operating expenses and working capital requirements for Fiscal 2015 (inclusive of the six month period ended January 31, 2015) to be approximately as follows:

Cash Requirements	Amount
Product development	$12,200,000
Employee compensation	6,500,000
General and administration	2,200,000
Professional services fees	500,000
$21,400,000

During the six-month period ended January 31, 2015, our operating cash outflow was approximately $7,400,000, which reflects the deferral of the timing of enrollment related to the new clinical studies we announced and the delay of certain R&D and Engineering projects to fiscal Q3. Based on the new clinical studies, the delayed R&D and Engineering projects ramping up in the second half of fiscal 2015 to meet our operational milestones and the work Rev.1 and Merlin were engaged to perform, we expect our monthly cash outflows for the remainder of FY2015 to average $2,300,000, with February anticipated as having the least cash outflow of $1,400,000 and June anticipated as having the highest cash outflow of $2,600,000. On March 3, 2015, our Board of Directors (“Board”) approved salary increases to our executive officers and to our non-executive staff, averaging 9% per employee. In addition, the Board approved cash bonuses to our executive officers and non-executive staff that totaled $324,900 and $265,000, respectively. The salary increases and cash bonuses have been reflected in our cash requirements presented above.

In general, our cash outflows for future periods may increase as we expand our business, increase our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors who hold our outstanding warrants choose to exercise their remaining warrants in full on a cash basis, we would receive approximately $14.1 million. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. As our stock price continues to fluctuate in the market, the exercise prices of the outstanding warrants issued in each such offering may or may not exceed the current market price of our common stock on the OTCQB Marketplace. As a result, we may never receive any proceeds from the exercise of our outstanding warrants.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. The business, financial condition and operating results of the Company can be affected by a number of factors, including but not limited to those described below, any one or more of which could, directly or indirectly, cause our actual results of operations and financial condition to vary materially from past, or from anticipated future, results of operations and financial condition. Any of these factors, in whole or in part, could materially and adversely affect our business, financial condition, results of operations and common stock price.

The following discussion of risk factors contains forward-looking statements. These risk factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We will likely need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate, and may never generate, any cash from operations and will likely need to raise additional funds in future periods in order to continue operating our business.  We estimate our cash requirements for Fiscal 2015 to be approximately $21.4 million. As of January 31, 2015 we had cash and cash equivalents of approximately $30.7 million.

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

We have not generated any revenue from operations since our inception. During the six months ended January 31, 2015, we incurred a net loss of approximately $8.7 million. From inception through January 31, 2015, we have incurred an aggregate net loss of approximately $34.0 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country.  The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our or our partners’ trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated Phase 2 clinical trials to assess our ImmunoPulse technology in patients with metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma. We have also initiated an extension to the Phase 2 clinical trial in metastatic melanoma and we have announced plans to initiate a Phase 2 study in head and neck cancer and a pilot study in triple negative breast cancer. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse affect on our business, reputation and results of operations.

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

•                  our ability to set a price we believe is fair for our products;

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. Recent SEC pronouncements suggest that in the next several years we may be required to report our financial results using new International Financial Reporting Standards, replacing GAAP, which would require us to make significant investments in training, hiring, consulting, and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. We are an “accelerated filer” as of July 31, 2014, and as a result we will no longer be able to avail ourselves of the “scaled disclosure requirements” applicable to smaller reporting companies in our filings with the SEC, which will generally increase our reporting obligations and compliance costs as a public company.   Among other things,  our compliance dates for the filing of our periodic reports with the SEC are accelerated and our compliance with Section 404 of the Sarbanes-Oxley Act will require that our independent registered public accounting firm issue an attestation report on management’s assessment of our internal controls over financial reporting and a report on the effectiveness of our internal controls over financial reporting.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of March 6, 2015, we have issued an aggregate of 247,002,282 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 58,010,846 shares of our common stock as a result of warrant and option exercises as of January 31, 2015. No additional shares of our common stock have been issued as a result of warrant exercises between February 1, 2015 and March 6, 2015. In addition, we have as of March 6, 2015, 21,609,270 shares reserved for issuance under our equity compensation plan and pursuant to non-plan awards for vested and unvested stock options. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

Item 2.                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                         DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                         MINE SAFETY DISCLOSURES.

None.

Item 5.                                                         OTHER INFORMATION.

None.

Item 6.                                                         EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

10.1	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to our Current Report on Form 8-K, filed on January 2, 2015)

10.2	Rev.1 R&D Agreement, dated March 6, 2015 by and between OncoSec Medical Incorporated and Rev.1 Engineering Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 11, 2015)

10.3	Merlin R&D Agreement, dated March 6, 2015 by and between OncoSec Medical Incorporated and Merlin CSI, LLC (incorporated by reference to our Current Report on Form 8-K, filed on March 11, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three and six months period ended January 31, 2015, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: March 12, 2015

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: March 12, 2015