Form 10-Q
period 2015-04-30
ONCOSEC MEDICAL Inc
filed 2015-06-09
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

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

12,351,763 shares of the registrant’s common stock were issued and outstanding as of June 5, 2015.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2015

PART I—FINANCIAL INFORMATION
Item 1.	Condensed Financial Statements and Condensed Consolidated Financial Statements:
	Condensed Balance Sheet as of April 30, 2015 (unaudited) and Condensed Consolidated Balance Sheet as of July 31, 2014	3
	Condensed Statement of Operations for the three and nine months ended April 30, 2015 (unaudited) and Condensed Consolidated Statement of Operations for the three and nine months ended April 30, 2014 (unaudited)	4
	Condensed Statement of Cash Flows for the nine months ended April 30, 2015 (unaudited) and Condensed Consolidated Statement of Cash Flows for the nine months ended April 30, 2014 (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	18
Item 4.	Controls and Procedures	18
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	19
Item 1A.	Risk Factors	19
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

OncoSec Medical Incorporated

Condensed Balance Sheet and Condensed Consolidated Balance Sheet

	(unaudited) April 30 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$25,439,188	$37,852,694
Prepaid expenses and other current assets	879,445	466,483
Total Current Assets	26,318,633	38,319,177
Property and equipment, net	1,201,338	581,054
Intangible assets, net	—	464,693
Other long-term assets	123,308	26,685
Total Assets	$27,643,279	$39,391,609

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$1,702,403	$1,236,352
Accrued other	52,721	87,199
Total Liabilities	1,755,124	1,323,551

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 12,351,763 and 12,231,554 common shares as of April 30, 2015 and July 31, 2014, respectively (1)	24,701	24,463
Additional paid-in capital	58,760,949	56,081,475
Warrants issued and outstanding — 1,771,647 and 1,882,390 warrants as of April 30, 2015 and July 31, 2014, respectively (1)	7,132,235	7,325,152
Accumulated deficit	(40,029,730)	(25,363,032)
Total Stockholders’ Equity	25,888,155	38,068,058
Total Liabilities and Stockholders’ Equity	$27,643,279	$39,391,609

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Operations and Condensed Consolidated Statement of Operations (unaudited)

	Three Months Ended April 30, 2015	Three Months Ended April 30, 2014	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Revenue	$—	$—	$—	$—
Expenses:
Research and development	3,932,322	1,700,656	9,293,484	3,933,611
General and administrative	2,053,964	2,115,374	5,371,245	4,472,692
Loss from operations	(5,986,286)	(3,816,030)	(14,664,729)	(8,406,303)
Other income (expense):
Non-cash interest expense	—	—	—	(20,684)
Net loss before income taxes	(5,986,286)	(3,816,030)	(14,664,729)	(8,426,987)
Provision (benefit) for income taxes	1,059	814	1,969	41,773
Net loss	$(5,987,345)	$(3,816,844)	$(14,666,698)	$(8,468,760)
Basic net loss per common share (1)	$(0.48)	$(0.37)	$(1.19)	$(0.96)
Diluted net loss per common share (1)	$(0.48)	$(0.37)	$(1.19)	$(0.96)
Weighted average shares used in computing basic net loss per common share (1)	12,349,693	10,364,406	12,347,450	8,789,111
Weighted average shares used in computing diluted net loss per common share (1)	12,349,693	10,364,406	12,347,450	8,789,111

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statement of Cash Flows and Condensed Consolidated Statement of Cash Flows (unaudited)

	Nine Months Ended April 30, 2015	Nine Months Ended April 30, 2014
Operating activities
Net loss	$(14,666,698)	$(8,468,760)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	601,777	579,545
Loss on disposal of fixed assets	4,325	—
Non-cash interest expense	—	20,684
Stock-based compensation	1,650,550	1,397,174
Common stock issued for services	59,250	150,000
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	(509,585)	(482,164)
Increase (decrease) in accounts payable and accrued liabilities	466,051	539,959
Increase (decrease) in accrued other	(34,478)	(5,005)
Net cash used in operating activities	(12,428,808)	(6,268,567)
Investing activities
Purchases of property and equipment	(761,693)	(154,105)
Net cash used in investing activities	(761,693)	(154,105)
Financing activities
Proceeds from issuance of common stock and warrants	776,995	11,948,000
Payment of financing and offering costs	—	(836,360)
Payment of amounts due under acquisition obligation	—	(1,000,000)
Proceeds from exercise of warrants and stock options	—	15,593,011
Net cash provided by financing activities	776,995	25,704,651
Net (decrease) increase in cash	(12,413,506)	19,281,979
Cash and cash equivalents, at beginning of period	37,852,694	4,970,175
Cash and cash equivalents, at end of period	$25,439,188	$24,252,154

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$1,969	$22,837

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$—	$410,535

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

Reverse Stock Split

Effective May 18, 2015 and pursuant to the reverse stock split approved  by our Board of Directors, each 20 shares of issued and outstanding common stock and warrants, respectively, were combined into and became one share of common stock and no fractional shares were issued. The accompany financial statements and related disclosures give retroactive effect to the reverse stock split for all periods presented. Under Nevada law, because the reverse stock split was approved by the Board of Directors and (i) both the number of authorized shares of the common stock and the number of issued and outstanding shares of common stock were proportionally reduced as a result of the reverse stock split, (ii) the reverse stock split does not adversely affect any other class of stock of the Company and (iii) the Company did not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split, stockholder approval was not required.

NASDAQ Listing

Effective May 29, 2015, our common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol “ONCS”.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of April 30, 2015, condensed statement of operations for the three and nine months ended April 30, 2015 and condensed consolidated statement of operations for the three and nine months ended April 30, 2014, condensed statement of cash flow for the nine months ended April 30, 2015 and the condensed consolidated statement of cash flows for the nine months ended April 30, 2014, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended April 30, 2015 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2015, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the year ended July 31, 2014, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 10, 2014. The consolidated balance sheet at July 31, 2014 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Segment Reporting

The Company operates in a single industry segment — the discovery and development of novel immunotherapeutic products to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

Concentrations and Credit Risk

The Company maintains cash balances at two financial institutions and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of April 30, 2015 and July 31, 2014, cash and cash equivalents were comprised of cash in checking accounts and a certificate of deposit.

The Company’s activities to date have been supported by equity and debt financing.  It has sustained losses in previous reporting periods with an inception to date loss of approximately $40.0 million as of April 30, 2015.

As of April 30, 2015, the Company had cash and cash equivalents of approximately $25.4 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the nine months ended is provided below:

	April 30,	April 30,
	2015	2014
Stockholders’ equity at beginning of period	$38,068,058	$4,739,124

Net loss	(14,666,698)	(8,468,760)

Stock-based compensation	1,650,550	1,397,174

Common stock issued for services	59,250	150,000

Exercise of common stock warrants	775,257	15,254,873

Exercise of stock options	1,738	338,138

Public offering on September 18, 2013, net of issuance costs of $836,360	—	11,111,640

Stockholders’ equity at end of period	$25,888,155	$24,522,189

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

Patents are stated net of accumulated amortization of approximately $2,788,000 and $2,323,000 as of April 30, 2015 and July 31, 2014, respectively. The patents are fully amortized and were amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the three- and nine-month periods ended April 30, 2015 and 2014 were approximately $116,000 and $465,000, respectively, and $174,000 and $523,000, respectively.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  On September 28, 2011, the Company entered into a First Amendment to Asset Purchase Agreement (the “First Amendment”).  The First Amendment modified the payment of $750,000 due to Inovio by September 24, 2011, requiring the Company to make a payment of $100,000 to Inovio on September 30, 2011, with the remaining $650,000 to be paid to Inovio on or before March 31, 2012.  On March 24, 2012, the Company entered into a Second Amendment to Asset Purchase Agreement (the “Second Amendment”).  The Second Amendment further modified the payment terms for the $1,150,000 scheduled payments due to Inovio in March 2012 by requiring the Company to make a payment of $150,000 on March 31, 2012, with the remaining $1,000,000 to be paid to Inovio on December 31, 2013.  As consideration for the First Amendment, the Company issued to Inovio a warrant to purchase 50,000 shares of common stock.  As consideration for the Second Amendment, the Company issued to Inovio a warrant to purchase 150,000 shares of common stock.

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

Note 7— Recent Other Equity and Common Stock Transactions

At April 30, 2015, the Company had outstanding warrants to purchase 1,771,647 shares of common stock, with exercise prices ranging from $5.20 to $24.00, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and June 2019.

During the nine months ended April 30, 2015, 110,750 warrants were exercised, with net proceeds of  approximately $775,000 received.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been paid during the periods presented.

Note 8— Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Share-based compensation expense for awards granted during the three- and nine-month periods ended April 30, 2015 and 2014, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are marked-to-market each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended April 30, 2015, the Company granted options to purchase 184,750 shares of the Company’s common stock to employees under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”). The options issued under the 2011 Plan have a ten-year term, vest over three years, and have exercise prices ranging from $6.60 to $7.60.

During the nine months ended April 30, 2015, the Company granted options to purchase 338,500 and 30,000 shares of the Company’s common stock to employees and consultants under the 2011 Plan, respectively. The options issued to employees within the 2011 Plan have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $7.30 to $10.60. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $6.60 to $8.60.

During the three month period ended April 30, 2014, the Company granted options to purchase 111,000 shares of the Company’s common stock to employees and directors under the 2011 Plan. In addition, the Company granted options to purchase up to 200,000 shares of the Company’s common stock outside the terms of the 2011 Plan to certain key employees and consultants. While such grants were made outside of the 2011 Plan, the terms of such grants are substantially similar to comparable grants made pursuant to the 2011 Plan. All of the foregoing options are subject to a ten year term, vest over two to three years in accordance with the terms of the applicable stock option agreement, and have exercise prices ranging from $9.00 - $16.10.

The following assumptions were used to calculate the fair value of stock-based compensation during the three months ended April 30, 2015 and 2014:

	April 30, 2015	April 30, 2014
Expected volatility	87.68%-117.51%	88.65%-91.96%
Risk-free interest rate	0.87%-1.86%	1.46%-2.78%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	3-6.5 years	5-10 years

The following assumptions were used to calculate the fair value of stock-based compensation during the nine months ended April 30, 2015 and 2014:

	April 30, 2015	April 30, 2014
Expected volatility	87.68%-117.51%	83.62% -92.52%
Risk-free interest rate	0.40%-2.13%	0.69%-2.78%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2-6.5 years	3-10 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and nine-month periods ended April 30, 2015 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $628,000 and $1,700,000, respectively.  Of this balance, $279,000 and $761,000 were recorded in research and development, respectively, and $349,000 and $949,000, respectively, were recorded in general and administrative in the Company’s condensed statement of operations for the periods ended April 30, 2015.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended April 30, 2014 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $1,105,000 and $1,397,000, respectively.  Of this balance, $374,000 and $536,000 was recorded to research and development, and $731,000 and $861,000, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended April 30, 2014, respectively.

The weighted-average grant date fair value of stock options granted during the three- and nine-month periods ended April 30, 2015 and 2014 were $6.20 and $6.60, respectively, and $11.40 and $9.60, respectively.

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

On March 6, 2015, the Company entered into two Research and Development Services Agreements, one with Rev.1 Engineering Inc. (“Rev.1”) and the other with Merlin CSI, LLC (“Merlin”). Each company has been engaged to perform research, development, testing, and regulatory filing services related to two engineering projects. The Company will own intellectual property related to any potential candidate device that is developed by either party in the performance of the services under these agreements. The estimated total cost of the Rev.1 agreement is $3,383,000. The Company paid an initial deposit to Rev.1 of $350,000 upon signing the agreement and Rev.1 will use this deposit to offset 10% of each monthly invoice under the agreement, reducing the outstanding deposit accordingly. If the Company exercises its right to terminate the Rev.1 agreement before the completion of the engineering projects, the Company will forfeit the outstanding deposit amount to Rev.1. The estimated total cost of the Merlin agreement is $1,525,000. The Company may be responsible for additional costs, including the costs of preapproved expenses incurred by Merlin.

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

Note 11 — Subsequent Events

June 2015 Public Offering

On June 8, 2015, the Company closed a registered direct public offering of an aggregate of 2,469,091 shares of the Company’s common stock at a purchase price of $5.50 per share, for gross proceeds to the Company of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.6 million.

                In connection with the June 2015 Public Offering, the Company paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of the Company’s common stock (the “June 2015 Placement Agent Warrants”).  The June 2015 Placement Agent Warrants will be exercisable as of December 8, 2015 and will expire on May 12, 2019.

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

Our lead product candidate, an investigational intratumoral plasmid IL-12 electroporation (“pIL-12 EP”) monotherapy (“ImmunoPulse IL-12”), is being studied in a Phase II open label clinical trial. On December 5, 2014, we released top-line six-month data from the first Phase II trial of this product candidate in patients with stage III and IV metastatic melanoma, which was presented in an abstract at the Melanoma Bridge 2014 conference in Naples, Italy. In this Phase II study, 30 patients with stage III and IV melanoma received up to four cycles of pIL-12 EP into superficial cutaneous, subcutaneous and nodal lesions on days 1, 5 and 8 of each 12-week cycle. Tumor responses were evaluated using modified RECIST criteria for cutaneous lesions. The primary endpoint of the study was best overall response rate (“bORR”) by modified RECIST. In the 29 response-evaluable patients, bORR was 31% (9/29), with 14% (4/29) of patients achieving a complete response. Regression of at least one non-injected, non-electroporated lesion was observed in 50% (13/26) of patients. Patients are currently being enrolled into an extension arm of the Phase II trial to evaluate a new six-week treatment cycle. On November 25, 2014, we announced entering into a clinical collaboration with the University of California, San Francisco to initiate an investigator sponsored clinical trial to evaluate the safety, tolerability, and efficacy of the combination of KEYTRUDA® (pembrolizumab), Merck & Co.’s anti-PD-1 therapy, and OncoSec’s ImmunoPulse™ IL-12 in metastatic melanoma.  This is a multicenter study in which the University of California, San Francisco will be the first site of enrollment.

The safety and efficacy of intratumoral electroporation with plasmid IL-12 is also being tested in other cancer indications. On December 9, 2014, we announced plans to conduct of a Phase II trial in head and neck squamous cell carcinoma (“HNSCC”) using our proprietary ImmunoPulse platform. This is a multicenter study in which the University of California, San Francisco will also be the first site of enrollment. The study will enroll patients with treatment-refractory metastatic and unresectable HNSCC, regardless of human papillomavirus status. Additionally, on January 12, 2015, we announced plans to initiate a pilot study to assess ImmunoPulse IL-12 in patients with triple negative breast cancer (“TNBC”). This pilot study, which will be conducted at Stanford University, is designed to assess whether ImmunoPulse IL-12 increases TNBC tumor immunogenicity by driving a pro-inflammatory cascade of events that leads to increases in cytotoxic tumor-infiltrating lymphocytes.

Asset Purchase Agreement

We have acquired certain assets pursuant to our Asset Purchase Agreement with Inovio Pharmaceuticals, Inc. (“Inovio”), dated March 14, 2011 (as amended, the “Asset Purchase Agreement”). The acquired assets relate to certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies (“SECTA”).

We did not assume any of the liabilities of Inovio except liabilities under the assigned contracts and assigned intellectual property arising after the closing date of the Asset Purchase Agreement. We agreed to pay Inovio $3,000,000 in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize the acquired technology. We have entered into amendments to the Asset Purchase Agreement with Inovio in September 2011 (the “First Amendment”) and in March 2012 (the “Second Amendment”) to modify the terms of our payment obligations (among other modifications). We made a payment of $1,000,000 to Inovio in May 2013 and we made the final payment to Inovio of $1,000,000 in December 2013. As consideration for the First Amendment we issued to Inovio a warrant to purchase 50,000 shares of common stock with an exercise price of $24.00 per share. As consideration for the Second Amendment, we issued to Inovio a warrant to purchase 150,000 shares of our common stock with an exercise price of $20.00 per share. Each of the warrants is subject to a five year term. Each of the warrants also contains a mandatory exercise provision allowing us to request the exercise of the warrant in whole provided that our daily market price (as defined in the warrant) is equal to or greater than $48.00 for twenty consecutive trading days. We completed an evaluation of the warrants issued to Inovio and determined the warrants should be classified as equity within our balance sheet.

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

Recent Events

Lease Agreement

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

Development Agreements

On March 6, 2015, we entered into two Research and Development Services Agreements, one with Rev.1 Engineering Inc. (“Rev.1”) and the other with Merlin CSI, LLC (“Merlin”). Each company has been engaged to perform research, development, testing, and regulatory filing services related to two engineering projects. We will own intellectual property related to any potential candidate device that is developed by either party in the performance of the services under these agreements. The estimated total cost of the Rev.1 agreement is $3,383,000. We paid an initial deposit to Rev.1 of $350,000 upon signing the agreement and Rev.1 will use this deposit to offset 10% of each monthly invoice under the agreement, reducing the outstanding deposit accordingly. If we exercise our right to terminate the Rev.1 agreement before the completion of the engineering projects, we will forfeit the outstanding deposit amount to Rev.1. The estimated total cost of the Merlin agreement is $1,525,000. We may be responsible for additional costs, including the costs of preapproved expenses incurred by Merlin.

Reverse Stock Split

Effective May 18, 2015 and pursuant to the reverse stock split approved by our Board of Directors, each 20 shares of issued and outstanding common stock and warrants, respectively, were combined into and became one share of common stock and no fractional shares were issued. Under Nevada law, because the reverse stock split was approved by our Board of Directors and (i) both the number of authorized shares of the common stock and the number of issued and outstanding shares of common stock were proportionally reduced as a result of the reverse stock split, (ii) the reverse stock split does not adversely affect any other class of stock of ours and (iii) we did not pay money or issue scrip to stockholders who would otherwise be entitled to receive a fractional share as a result of the reverse stock split, stockholder approval was not required.

NASDAQ Listing

Effective May 29, 2015, our common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol “ONCS”.

June 2015 Public Offering

On June 8, 2015, we closed a registered direct public offering of an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.6 million.

In connection with the June 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock (the “June 2015 Placement Agent Warrants”).  The June 2015 Placement Agent Warrants will be exercisable as of December 8, 2015 and will expire on May 12, 2019. We intend to use the net proceeds from the June 2015 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.

June 2014 Public Offering

On June 6, 2014, we closed a registered public offering of an aggregate of 1,126,761 shares of our common stock and warrants to purchase an aggregate of 394,368 shares of common stock for gross proceeds to us of approximately $16.0 million (the “June 2014 Public Offering”). The warrants have an exercise price of $18.00 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million. In connection with the June 2014 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non- accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 67,606 shares of our common stock. These warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that the warrants expire on May 12, 2019.

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

Results of Operations for the Three Months Ended April 30, 2015 Compared to the Three Months Ended April 30, 2014

The unaudited financial data for the three-month periods ended April 30, 2015 and April 30, 2014 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2015 ($)	April 30, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,932,322	1,700,656	2,231,666	**
General and administrative	2,053,964	2,115,374	(61,410)	(3)
Loss from operations	(5,986,286)	(3,816,030)	2,170,256	57
Other income (expense)
Interest expense — non-cash and other	—	—	—	—
Net loss before income taxes	(5,986,286)	(3,816,030)	2,170,256	57
Tax provision (benefit)	1,059	814	245	30
Net loss	(5,987,345)	(3,816,844)	2,170,501	57

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses and Operational Milestones

The $2,200,000 increase in research and development expenses for the three-month period ended April 30, 2015, as compared to the three-month period ended April 30, 2014 is primarily the result of an increase of $800,000 in salary related expenses, inclusive of stock-based compensation due to hiring additional R&D personnel as we further expand our internal research capabilities, an increase of $700,000 in other outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $400,000 in engineering and lab supplies as we continue to prepare to undertake our internal R&D projects, an increase in clinical studies costs of $200,000 due primarily to the progression of the metastatic melanoma extension study and an increase of $100,000 in additional R&D related expenses consisting primarily of rent, conference fees and travel.

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

General and Administrative

The $60,000 decrease in general and administrative expenses for the three-month period ended April 30, 2015, as compared to the three-month period ended Aprl 30, 2014, was primarily the result of a decrease of $60,000 in stock-based compensation expense due to less options granted in the current period than prior period and a decrease of $100,000 in outside services related to professional services fees, offset by an increase in conference fees and travel of $100,000.

Results of Operations for the Nine Months Ended April 30, 2015 Compared to the Nine Months Ended April 30, 2014

The unaudited financial data for the nine-month periods ended April 30, 2015 and April 30, 2014 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2015 ($)	April 30, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	9,293,484	3,933,611	5,359,873	**
General and administrative	5,371,245	4,472,692	898,553	20
Loss from operations	(14,664,729)	(8,406,303)	6,258,426	74
Other income (expense)
Interest expense — non-cash and other	—	(20,684)	(20,684)	(100)
Net loss before income taxes	(14,664,729)	(8,426,987)	6,237,742	74
Tax provision	1,969	41,773	(39,804)	(95)
Net loss	(14,666,698)	(8,468,760)	6,197,938	73

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses and Operational Milestones

The $5,400,000 increase in research and development expenses for the nine-month period ended April 30, 2015, as compared to the nine-month period ended April 30, 2014 is primarily the result of an increase of $2,400,000 in salary related expenses, inclusive of stock-based compensation due to hiring additional R&D personnel as we further expand our internal research capabilities, an increase of $1,100,000 in other outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $900,000 in engineering and lab supplies as we prepare to undertake our internal R&D projects, an increase in clinical studies costs of $300,000 due primarily to the progression of the clinical trials and an increase of $700,000 in additional R&D related expenses consisting primarily of rent, conference fees and travel .

We expect our research and development expenses to continue to increase and to continue to use our working capital toward activities related to our operational milestones that are particularly focused in our Engineering, Clinical and R&D departments. We estimate we may incur during our current fiscal year ending July 31, 2015 (“Fiscal 2015”), Engineering costs of $3,300,000, excluding $700,000 of personnel costs, Clinical costs of $2,200,000, excluding $1,200,000 of personnel costs and R&D costs of $2,800,000, excluding of personnel costs of $1,800,000.

General and Administrative

The $900,000 increase in general and administrative expenses for the nine-month period ended April 30, 2015, as compared to the nine-month period ended April 30, 2014, was primarily the result of an increase of $800,000 in salary related costs, inclusive of stock-based compensation due to hiring additional personnel to support the growth in our operations and an increase in conference fees and travel of $500,000, offset by a decrease of $400,000 in outside services related primarily to professional services fees.

Other Income (Expense)

The $21,000  decrease in other expense for the nine-month period ended April 30, 2015, as compared to the comparable nine-month period ended April 30, 2014, was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2015 and July 31, 2014 is summarized as follows:

	At April 30, 2015 ($)	At July 31, 2014 ($)
Current assets	26,318,633	38,319,177
Current liabilities	1,755,124	1,323,551
Working capital	24,563,509	36,995,626

Current Assets

Current assets as of April 30, 2015 decreased to approximately $26,300,000, in comparison to our approximate current assets of $38,300,000 as of July 31, 2014. This decrease in our current assets was primarily due to a decrease in cash from $37,900,000 as of July 31, 2014, to $25,400,000 as of April 30, 2015, which is attributable to the cash used in operations during the nine-month period ended April 30, 2015, offset by an increase of $400,000 in prepaid assets due to contractual prepayments related to sponsored research and engineering consulting agreements.

Current Liabilities

Current liabilities as of April 30, 2015 increased to approximately $1,800,000, in comparison to our approximate current liabilities of $1,300,000 as of July 31, 2014. This increase was primarily due to an increase in our accounts payables and accrued liabilities primarily related to the purchase of engineering and lab supplies for our R&D projects and costs related to our clinical programs.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine-month period ended April 30, 2015 was $12,400,000, as compared to $6,300,000 for the nine-month period April 30, 2014.  This increase was primarily related to research and development efforts related to next-generation devices, novel electroporation technologies and combination studies, and an increase in salary related expenses as a result of hiring additional personnel to support the growth in our operations.

Cash Used in Investing Activities

Cash used in investing activities for the nine-month period ended April 30, 2015 was $760,000, as compared to $154,000 for the nine-month period ended April 30, 2014.  This increase was primarily related to the purchase of property and equipment for our labs.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $780,000 for the nine-month period ended April 30, 2015, as compared to $25,700,000 for the comparable nine-month period ended April 30, 2014. In the current period, the activity related solely to warrant and option exercises, whereas in the prior period the activity primarily related to proceeds received from a public offering of common stock in September 2013 as well as cash received form warrant exercise activity during the period.

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

We estimate our aggregate operating expenses and working capital requirements for Fiscal 2015 (inclusive of the nine-month period ended April 30, 2015) to be approximately $19.5 million, although our estimates for certain categories of operating expenses and working capital requirements for Fiscal 2015 may vary by classification. As of April 30, 2015, we estimate the components of our operating expenses and working capital requirements for Fiscal 2015 (inclusive of the nine-month period ended April 30, 2015) to be approximately as follows:

Cash Requirements	Amount
Product development	$8,300,000
Employee compensation	6,400,000
General and administration	4,100,000
Professional services fees	700,000
$19,500,000

On June 8, 2015, we closed a registered direct public offering of our equity securities whereby we issued an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, which resulted in net proceeds to us of approximately $12.6 million, as more fully described elsewhere in this quarterly report.

During the nine-month period ended April 30, 2015, our operating cash outflow was approximately $12,400,000, which is approximately $1.2 million less than originally projected and is primarily the result of timing of start-up of clinical trials, the deferred timing of the development and optimization of plasmid manufacturing processes in preparation of Phase III studies and revised cost estimates related to animal studies. Based on these factors, we expect our monthly cash outflows for the remainder of FY2015 to average $2,200,000, with May anticipated as having the least cash outflow of $1,700,000 and July anticipated as having the highest cash outflow of $3,000,000.

In general, our cash outflows for future periods may increase as we expand our business, increase our headcount and further our development activities. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months.

If the investors who hold our outstanding warrants choose to exercise their remaining warrants in full on a cash basis, we would receive approximately $14.1 million. However, the warrant holders may choose not to exercise their warrants or, alternatively, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances. As our stock price continues to fluctuate in the market, the exercise prices of the outstanding warrants issued in each such offering may or may not exceed the current market price of our common stock on the NASDAQ Marketplace. As a result, we may never receive any proceeds from the exercise of our outstanding warrants.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate, and may never generate, any cash from operations and will likely need to raise additional funds in future periods in order to continue operating our business.  We estimate our cash requirements for Fiscal 2015 to be approximately $19.5 million. As of April 30, 2015 we had cash and cash equivalents of approximately $25.4 million.

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

We have never generated, and may not be able to generate in the future, revenue from our operations.

We have not generated any revenue from operations since our inception. During the nine months ended April 30, 2015, we incurred a net loss of approximately $14.7 million. From inception through April 30, 2015, we have incurred an aggregate net loss of approximately $40.0 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

We may be unable to successfully develop and commercialize the assets we have acquired or develop and commercialize new assets and product candidates we may acquire in the future.

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

•                  delays or unanticipated costs; with any of the foregoing; and

•                  significant and unpredictable changes in the payor landscape, coverage, and reimbursement for any products we successfully develop and commercialize.

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

Our failure to successfully acquire, develop and market additional product candidates or any approved products would impair our ability to grow.

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

If any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate additional revenues could be delayed or curtailed.

We may participate in clinical trials conducted under an approved investigator-sponsored investigational new drug application, and correspondence and communication with the FDA pertaining to these trials will strictly be between the investigator and the FDA.

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

In addition, all manufacturers of our products must comply with current good manufacturing practices (cGMP) requirements enforced by the FDA through its facilities inspection program. These requirements include, among other things, quality control, quality assurance, and the generation and maintenance of records and documentation. Manufacturers of our products may be unable to comply with these cGMP requirements and with other FDA, state, and foreign regulatory requirements. We have little control over our manufacturers’ compliance with these regulations and standards. A failure to comply with these requirements may result in fines and civil penalties, suspension of production, suspension or delay in product approval, product seizure or recall, or withdrawal of product approval. If the safety of any product is compromised due to our or our manufacturers’ failure to adhere to applicable laws or for other reasons, we may not be able to obtain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result. Any of these factors could cause a delay of clinical trials, regulatory submissions, approvals, or commercialization of our products, entail higher costs, or result in our being unable to effectively commercialize our products. Furthermore, assuming we are successful in commercializing one or more of our product candidates, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and would lose potential revenues.

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

We may not be successful in executing our strategy for the commercialization of our product candidates, and we may not be able to generate significant revenue.

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

The coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us or our future collaborators may not provide significant proprietary protection or competitive advantage and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of our potential product candidates can be subject to substantial delays, our patents may expire and provide only a short period of protection, if any, following any future commercialization of products. Moreover, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. If any of our patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

•                  our ability to generate revenues and achieve or maintain profitability;

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

We face potential product liability exposure and we may incur substantial liability if successful claims are brought against us.

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

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results. As a result, current and potential stockholders could lose confidence in our financial reporting, which would cause the trading price of our common stock to fall.

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

Our articles of incorporation authorize the issuance of up to 160,000,000 shares of common stock with a par value of $0.0001 per share. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses, or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock.  The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our Corporation.

Sales of common stock by our stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders.  Since March 2011, we have completed a number of offerings of our common stock and warrants and as of June 5, 2015, we have issued an aggregate of 12,351,763 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 2,900,543 shares of our common stock as a result of warrant and option exercises as of April 30, 2015. No additional shares of our common stock have been issued as a result of warrant exercises between May 1, 2015 and June 5, 2015. In addition, we have as of June 5, 2015, 897,118 shares reserved for issuance under our equity compensation plan and pursuant to non-plan awards for vested and unvested stock options. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Trading of our securities has in the past been highly volatile with low trading volume, and we have only very recently obtained approval to list and trade our securities on a national securities exchange. A sufficient market may never develop for our common stock, in which case it could be difficult for stockholders to sell their shares of our common stock. Additionally, if we are not able to maintain our recently obtained listing on the NASDAQ Capital Market, then our common stock will again be quoted for trading on an over-the-counter quotation system and may be subject to more significant fluctuations in stock price and trading volume. The market price of our common stock could continue to fluctuate substantially. Factors affecting the trading price of our common stock may include:

•                  adverse research and development or clinical trial results;

•                  conducting open-ended clinical trials which could lead to results (success or setbacks) being obtained by the public prior to a formal announcement by us;

•                  our inability to obtain additional capital;

•                  announcement that the U.S. Food and Drug Administration (the “FDA”) has denied our request to approve our products for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States;

•                  potential negative market reaction to the terms or volume of any issuance of shares of our capital stock to new investors or service providers;

•                  sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by us or our stockholders in the public market;

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

Item 2.                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                         DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                         MINE SAFETY DISCLOSURES.

None.

Item 5.                                                         OTHER INFORMATION.

None.

Item 6.                                                         EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

10.1

Research and Development Services Agreement, dated March 6, 2015, by and between OncoSec Medical Incorporated and Rev. 1 Engineering Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 11, 2015)

10.2

Research and Development Services Agreement, dated March 6, 2015, by and between OncoSec Medical Incorporated and Merlin CSI, LLC. (incorporated by reference to Exhibit 10.2 of our Current  Report on Form 8-K, filed on March 11, 2015)

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

101

Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three and nine months period ended April 30, 2015, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 9, 2015

/s/ Veronica Vallejo
By: Veronica Vallejo
(Principal Financial Officer)

Dated: June 9, 2015