Form 10-K
period 2015-07-31
ONCOSEC MEDICAL Inc
filed 2015-10-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2015

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

(855) 662-6732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class:	Name of Exchange on which Registered:
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC (NASDAQ Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2015 totaled approximately $84,000,000 based on the closing price of $7.20 (adjusted for the 1-for-20 reverse stock split). As of October 9, 2015, there were 14,828,354 shares of the Company’s common stock ($0.0001 par value) outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2015 Annual Meeting of Stockholders are incorporated herein by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Overview

We are a biotechnology company focused on designing, developing and commercializing innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. The development of a variety of vaccinations to prevent and/or treat infections is arguably one of the greatest achievements in modern medicine and has unequivocally demonstrated that the immune system is a powerful tool that can be manipulated and directed to fight disease. This strategy is now being applied to the fight against cancer, with significant effort and capital being applied by the scientific community to understand the biological interactions between cancers and the immune system and to develop therapeutic approaches that can leverage these mechanisms to improve patient outcomes.

Our Business and Mission

As a biotechnology company, our mission is to focus on the advancement of immune system-stimulating treatements, with a focus on discovering and developing novel immuno-oncology therapies.  Our portfolio includes biologic immunology therapeutic product candidates intended to treat a wide range of tumor types.  Our technology also includes intellectual property relating to our ImmunoPulse™ delivery technology.  ImmunoPulse™ is an electroporation delivery device that we use in combination with our therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer.  This unique therapeutic modality is intended to reverse the immunosuppressive microenvironment in the tumor and engender a systemic anti-tumor response against untreated tumors in other parts of the body.  Our electroporation devices consist of an electrical pulse generator and disposable applicators, which can be adapted to treat different tumor types.

Our Strategy

Traditional modalities for treating cancer have limited clinical efficacy and are frequently associated with significant morbidity.  Immunotherapy, a relatively new therapeutic modality, focuses on modulating the immune system to treat cancer, rather than directly killing the cancer cells.  Systemic delivery of immune-modulating proteins such as interleukin-2 (IL-2) andinterleukin-12 (IL-12) showed early encouraging results in terms of efficacy but with significant mechanism-based toxicity.  More recently, monoclonal antibody (mAb) drugs have been developed, which target critical “immune checkpoint” proteins and augment anti-tumor immunity.  These anti-CTLA-4 (cytotoxic T-lymphocyte-associated protein-4) and anti-PD-1 (program cell-death-1) mAbs have been developed for treatment of several indications, and have already been approved for treatment of metastatic melanoma and metastatic non-small cell lung cancer. These new immuno-oncology agents have shown tremendous clinical benefit for those patients with late-stage cancer, across multiple tumor types. However, only a subset of patients respond to these therapies.

We seek to improve the treatment of cancer through the development of novel intratumoral, electroporation-based therapies.  We have several completed and ongoing clinical trials for the use of our therapeutic candidates to treat different tumor types. We also continue to investigate collaboration opportunities that will enable us to identify rational combinations with current and emerging standard-of-care drugs, including immune-modulating checkpoint inhibitors (such as anti-CTLA-4 or anti-PD-1). We expect to continue to conduct additional clinical trials for our product candidates in accordance with the United States Food and Drug Administration (“FDA”) requirements , some of which may relate to therapeutic candidates for select, rare cancers (“orphan indications”) that have limited therapeutic options. Our strategy also includes expanding the applications of our technologies through strategic collaborations or evaluation of other opportunities such as in-licensing and strategic acquisitions. We may collaborate with major pharmaceutical and biotechnology companies and government agencies, providing us access to complementary technologies and/or greater resources. These business activities are intended to provide us with mutually beneficial opportunities to expand or advance our product pipeline. We may license our intellectual property to other companies to leverage our technologies for applications that may not be appropriate for our independent product development.

Our Product Candidates

Our ImmunoPulse™ product candidates are based on our proprietary DNA based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.  Because our candidate therapeutics are plasmid constructs, we expect to benefit from a simpler, more consistent and scalable manufacturing process in comparison to therapies based on patient-derived cells or recombinant proteins.  Our lead product candidate, ImmunoPulse™ IL-12, consists of a plasmid construct encoding the proinflammatory cytokine, IL-12, which is delivered into the tumor through in vivo electroporation.  ImmunoPulse™ IL-12 is being studied in several open-label Phase 2 clinical trials.

Cancer deploys multiple immune-subversive mechanisms in parallel to suppress anti-tumor immune responses and we believe it is unlikely that any single immunotherapy product will suffice to achieve durable responses in most patients and in most tumor types.  Therefore, we are conducting research and development on other DNA-encoded, immunologically-active molecules with an aim to produce additional immunotherapeutic drugs capable of breaking the immune system’s tolerance to cancer.  At our Company, we have the opportunity to leverage the flexibility of a DNA plasmid-based technology to rapidly pursue candidate molecules and combinations of therapeutics. We can introduce, for example, pro-inflammatory cytokines and chemokines, immune stimulatory receptors, co-stimulatory molecules, adhesion molecules, and T-cell engagement molecules.  We expect that electroporation-mediated intratumoral expression of immunologically-active molecules such as these can reverse the immunosuppressive microenvironment of the tumor and drive systemic anti-tumor immune responses while limiting systemic exposure and toxicities associated with these potent immunologic effector molecules.

Asset Acquisition

We began our current operations as a biotechnology in 2011, following our acquisition of certain assets from Inovio Pharmaceutical, Inc. (“Inovio”).  The acquired assets include certain non-DNA vaccine technology and intellectual property relating to selective tumor ablation technologies, a therapy which uses an electroporation device to facilitate delivery of chemotherapy agents, or nucleic acids encoding cytokines, into tumors and/or surrounding tissue for the treatment and diagnosis of various cancers.

We agreed to pay Inovio $3.0 million in scheduled payments beginning on the closing date as well as certain royalties in the event we commercialize the acquired technology.  We made the final scheduled payment to Inovio of $1.0 million on December 19, 2013 and have no additional payment obligations to Inovio pursuant to the asset purchase agreement.

We are also party to a cross-license agreement with Inovio, which we entered into concurrently with the closing of our asset acquisition.  This agreement provides for the exclusive license to Inovio of patent rights sold to us in the asset acquisition described above. Inovio is restricted to using these patent rights for the electroporation mediated delivery of gene or nucleic acids, outside of those encoding cytokines. We received a non-exclusive cross-license by Inovio to patent rights related to certain non- SECTA, technology patents in the field, in exchange for specified sublicensing and other licensing fees and royalties.

University of South Florida Licenses

On August 24, 2012, we secured an exclusive license for specific patented technology from the University of South Florida Research Foundation relating to the delivery of gene-based therapeutics via intratumoral and intramuscular electroporation. This patent directly supports our clinical development focus in solid tumor applications and specifically metastatic melanoma, Merkel cell carcinoma and cutaneous T-cell lymphoma using our ImmunoPulse™ therapy, and extends patent protection for the ImmunoPulse™ technology to the year 2024.

On June 1, 2015, we secured an exclusive license for a catheter-based electroporation device. This patent supports our development of new electroporation devices with the ability to reach deep visceral tumors that can be reached through the use of standard medical instrumentation (e.g. laparoscope, bronchoscope, etc.).

Electroporation Delivery

The effectiveness of many drugs and DNA-based therapeutics is dependent upon their crossing the cell membrane. In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to the cell resulted in a temporary and reversible increase in the permeability of the cell membrane, a mechanism known as “electroporation.”

The transient, reversible nature of the electrical permeabilization of cell membranes and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our ImmunoPulse™ therapeutic approach.  The electroporation delivery system consists of an electrical pulse generator and various disposable applicators.  While the extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, research with electroporation delivery has demonstrated an improvement of cellular uptake of chemical molecules from 100 to 1,000-fold above baseline.  After cessation of the electrical pulse, the membrane re-stabilizes, trapping the molecules within the cell and allowing them to perform their function.

DNA Delivery With Electroporation — ImmunoPulse™

The greatest obstacles to the wide acceptance and use of DNA-based therapeutics has been the safe, efficient, and economical delivery and expression of plasmid-DNA constructs. We believe that electroporation is uniquely capable of overcoming these obstacles.  Together with our partners and collaborators, we plan to be the leader in establishing electroporation-delivered DNA immunotherapies.  We believe that electroporation could become the method of choice for plasmid-DNA delivery into cells in many clinical applications.

The ImmunoPulse™ approach employs an electroporation system designed to create favorable conditions to deliver plasmid DNA encoding immunotherapeutic cytokines directly into cells of the tumor microenvironment.  The cytokine-encoding plasmid is first injected into the selected tumor.  A needle-electrode array then delivers the electrical pulses produced in the pulse generator.  When DNA injection is followed by electroporation of the target tissue, transfection is significantly greater compared to injection-alone, with resultant gene expression generally enhanced from 100- to 1000-fold.  This electroporation-mediated enhancement of expression makes many DNA-based candidates potentially feasible without unduly compromising safety or cost.

Clinical Program

Our lead product candidate, ImmunoPulse™ IL-12, consists of a plasmid construct encoding the proinflammatory cytokine, IL-12, which is delivered into the tumor through in vivo electroporation.  As of September 2015, we have completed two Phase 2 studies (OMS-I100 in metastatic melanoma, and OMS-I110 in Merkel Cell Carcinoma) and have initiated four additional clinical trials of ImmunoPulse™ with DNA-encoded IL-12 (OMS-I100 Addendum and CC-15852 in metastatic melanoma, OMS-I130 in head and neck cancer, OMS-I140 in triple-negative breast cancer).

OMS-I100: An Open-Label Phase 2 Trial of ImmunoPulse™ IL-12 monotherapy in patients with metastatic melanoma

A Phase I clinical trial in metastatic melanoma has been completed using electroporation to deliver plasmid-DNA encoding for the IL-12 cytokine.  The data, published in the Journal of Clinical Oncology (Daud A et al, JCO, 2008) indicate that the in vivo gene transfer of IL-12 DNA using electroporation in metastatic melanoma is safe. In addition, anti-tumor activity was observed after a single cycle of treatment, including two complete responses (CR).  Importantly, regression in distant, non-injected/non-electroporated lesions was also observed, suggesting that local treatment with ImmunoPulse™ IL-12 may lead to a systemic anti-tumor immune response (i.e. an abscopal effect).

ImmunoPulse™ IL-12 is being studied in a Phase II open label clinical trial (OMS-I100). On December 5, 2014, we released top-line six-month data from the first Phase II trial of this product candidate in patients with stage III and IV metastatic melanoma, which was presented in an abstract at the Melanoma Bridge 2014 conference in Naples, Italy. In this Phase II study, 30 patients with stage III and IV melanoma received up to four cycles of pIL-12 EP into superficial cutaneous, subcutaneous and nodal lesions on days 1, 5 and 8 of each 12-week cycle.  We reported that of the 29 patients who were evaluable, an objective response rate of 31% (9/29) was observed, with 14% (4/29) of patients having a complete response and 17% (5/29) of patients having a partial response. Regression of distant lesions was seen in 50% (13/26) of patients with evaluable non-injected, non-electroporated lesions.  Clinical endpoints included objective response rate, local and distant lesion regression, duration of response, overall survival and safety. The results of this study demonstrated that multiple treatment cycles of ImmunoPulse™ IL-12 is safe and well-tolerated, with to treatment-limiting toxicities or treatment-related adverse events. The vast majority of adverse events were localized to the treatment site and were Grade 1 or 2 in severity. Importantly, there was no evidence of systemic toxicities, which is a key feature of the ImmunoPulse™ IL-12 intratumoral treatment strategy.  In order to continue to acquire clinical and immune correlational data on melanoma patients treated with intratumoral pIL-12 EP, the protocol was amended to enroll up to an additional 30 patients (i.e. “OMS-I100 Addendum”).  Enrollment in OMS-I100 Addendum is ongoing.

We consider the results of the OMS-I100 Phase 2 study in advanced melanoma to be significant and thus we are continuing to identify and develop new therapeutic targets that, like IL-12, that can (i) be encoded into DNA, (ii) be delivered intratumorally using electroporation, and (iii) have an ability to reverse the immunosuppressive mechanisms of the tumor. We plan to expand our ImmunoPulse™ pipeline beyond the delivery of plasmid-DNA encoding for cytokines to include other molecules that may be critical to key pathways associated with tumor immune subversion.

CC-15852: An Open-Label Phase 2 Trial of ImmunoPulse™ IL-12 plus Pembrolizumab in Patients with Advanced, Metastatic Melanoma

We entered a collaboration with the University of California, San Francisco (UCSF) to evaluate the safety and efficacy of combination therapy with KEYTRUDA® (pembrolizumab), Merck’s anti-PD-1 therapy, and ImmunoPulse™  IL-12 in patients with “low TIL” metastatic melanoma. Recent data suggest that patients whose tumors are not associated with TILs or CD8+ T-cells at the tumor margin are unlikely to respond to anti-PD-1 therapies, like KEYTRUDA®, while those who are PD-L1 positive and have increased tumor-infiltrating lymphocytes (TILs) are more likely to have a clinical benefit. Therefore, therapies that promote TIL generation and PD-L1 positivity may play an important role in augmenting the clinical efficacy of the anti-PD1/PD-L1 agents. IL-12 is an inflammatory cytokine believed to be a master regulator of the immune system, promoting up-regulation of both the innate and adaptive immune responses and biasing the immune system towards a proinflammatory state. More specifically, IL-12 stimulates the production of another cytokine, interferon gamma (IFN-γ), which, in turn, results in the stimulation of antigen processing and presentation machinery, leading to increased TILs and anti-tumor cytotoxic T-cell (CTL) activity. The sponsor of this investigator-initiated study expects to enroll up to 42 patients.

OMS-I110: Phase 2 Merkel Cell Carcinoma Trial

Merkel cell carcinoma is a rare and aggressive skin cancer affecting about 1,500 people and with an estimated mortality that is three times that of melanoma. Although it tends to be sensitive to chemotherapy, responses are generally not durable. Our clinical trial, entitled “A Phase 2 study of intratumoral injection of interleukin-12 plasmid and in vivo electroporation in patients with Merkel cell carcinoma,” completed enrollment on January 23, 2015 and was an open-label trial inwhich 15 patients enrolled into one of two treatment cohorts. Cohort A (N=3) represented a neo-adjuvant setting; patients received 1 cycle of ImmunoPulse™ IL-12 followed by definitive treatment (surgery or radiation). Cohort B (N=12) enrolled patients with advanced-stage disease; patients were permitted to receive up to a year of study treatment. The primary endpoint was IL-12 gene expression in tumor biopsy tissue at three to four weeks after treatment initiation. In 14 patients with paired biopsies evaluable for this analysis, 11 patients (79%) showed an increase in IL-12 protein levels in their post-treatment biopsy, with a fold-increase range of 1.7x-3147x, suggesting that ImmunoPulse™ IL-12 leads to successful DNA transfection and sustained IL-12 expression. Secondary endpoints included safety and tolerability, objective response rates by modified RECIST criteria (Cohort B, only), individual lesion regression of both local and distant lesions, recurrence-free survival, overall survival and exploratory biomarkers of immune system activation. In this study, RECIST criteria were modified to be specifically applicable to Merkel Cell Carcinoma, which manifests primarily on the skin. Of the 12 evaluable in Cohort B, 3 patients had a partial response (25%) and 1 patient had stable disease (8%) for a disease control rate of 33%. Amongst patients in Cohort A, 1 patient had a pathologic complete response and remains recurrence-free at 6 months (follow-up is ongoing), 1 patients remains recurrence-free at 3 years (follow-up is ongoing) and 1 patient was recurrence-free for 9 months. Evaluation of individual lesion regression found that 44% of treated lesions regressed in size by at least 30%. Importantly, 30% of patients had regression of at least one distant lesion, indicating that local ImmunoPulse™ IL-12 therapy has systemic anti-tumor effects. Exploratory biomarker analyses showed a trend towards increased intratumoral expression of a variety of genes associated with inflammation, which supports our hypothesis that ImmunoPulse™ IL-12 promotes tumor immunogenicity.

OMS-I120: Planned Phase 2 Cutaneous T-Cell Lymphoma Trial

Cutaneous T-cell lymphoma, or CTCL, is a rare disease affecting approximately 3,000 people each year with current therapies requiring life-long management and treatment. Systemic cytokine therapies have shown some therapeutic benefit, but are typically associated with severe, treatment-limiting toxicities. Local treatment with ImmunoPulse™ IL-12, which is not associated with systemic cytokine exposure, may provide a meaningful benefit to these patients.

The planned clinical trial, entitled “Phase II trial of intratumoral IL-12 plasmid electroporation in cutaneous lymphoma,” is expected to be an open-label study of approximately 34 patients with CTCL. The initiation of this clinical program is currently pending the development of a modified electroporation delivery system that is more amenable to the unique characteristics of this disease and more appropriate for this patient population.

OMS-I130: Planned Phase 2 Head and Neck Cancer Trial

Worldwide, there are approximately 560,000 new cases of head and neck cancer diagnosed and 300,000 deaths each year. Currently, the main treatment options for head and neck cancers are surgery, radiotherapy and chemotherapy. However, recurrence rates are high and for patients with advanced (metastatic) or recurrent disease, treatment options are limited.

On December 9, 2014, we announced plans to conduct a Phase 2 trial in head and neck squamous cell carcinoma (HNSCC) using our proprietary ImmunoPulse™ platform. This is a multicenter study in which the University of California, San Francisco will also be the first site of enrollment. The study will enroll patients with treatment-refractory metastatic and unresectable HNSCC, regardless of human papillomavirus status. Eligible patients will receive up to nine cycles of ImmunoPulse™ IL-12 at six-week intervals and will be followed for treatment-related increases in TILs and proinflammatory phenotype as well as objective clinical responses by RECIST criteria and safety.

OMS-I140: Triple Negative Breast Cancer — Planned Pilot Study

Worldwide, approximately 170,000 new cases of triple negative breast cancer, or TNBC, are diagnosed each year, accounting for approximately 15% of all breast cancer. TNBC frequently affects younger women (less than 40 years) and is characterized by higher relapse rates when compared with estrogen receptor (ER)-positive breast cancers. TNBC is also associated with an increased risk of recurrence, both locally and in distant sites including the lung and brain. Advanced TNBC remains a significant area of unmet medical need and there is no established standard-of-care. Treatment generally includes chemotherapy, with or without radiation and/or surgery. However, no treatment regimen has clearly demonstrated superiority.

On January 12, 2015, we announced plans to initiate a pilot study to assess ImmunoPulse™ IL-12 in patients with TNBC. This pilot study, which will be conducted at Stanford University, is designed to assess whether ImmunoPulse IL-12 increases TNBC tumor immunogenicity by driving a pro-inflammatory cascade that leads to increases in cytotoxic tumor-infiltrating lymphocytes (TILs). The presence and number of TILs is thought to be a key requirement for promoting the anti-tumor activity of antibodies like anti-PD-1/PD-L1. By driving cytotoxic immune cells into the tumor, ImmunoPulse™ IL-12 may be an ideal candidate to combine with checkpoint blockade therapies which have reported some, but limited activity in TNBC.

Scientific Advisory Panel

We have consulted with senior and respected oncology researchers to provide counsel as part of our scientific advisory panel for our ImmunoPulse™ clinical program. We expect to continue to establish relationships with scientific and medical experts in academia, as needed, to support our scientific advisory panel. The scientific advisory panel assists us on issues related to potential product applications, product development, and clinical testing.

Commercialization

We plan to continue our clinical development strategy for the ImmunoPulse™ IL-12 program with Phase 2 and subsequent pivotal clinical trials focused on various cancers including select rare cancers that have limited, adverse or no therapeutic alternatives.  We expect to use the results of our current studies to validate to further develop our development strategy for this program.

Our business model for the ImmunoPulse™ IL-12 program is based on a partnering and commercialization strategy that leverages Phase 2 clinical studies in the United States. Our near term plan is to identify and engage potential partners who are established industry leaders in the field of immune-oncology, or plan to expand their portfolio in this space. Once a partner is engaged, we may seek regulatory approvals to initiate specific studies in target markets to collect clinical, reimbursement, and pharmacoeconomic data in order to advance a joint commercialization strategy.

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

Other monoclonal antibodies approved that act to block a checkpoint receptor, PD-1, were recently approved by the FDA. KEYTRUDA® (pembrolizumab) and OPDIVO® (nivolumab), were both approved for use in late-stage unresectable metastatic melanoma in 2014 based on the impressive objective response rate data from Phase I and II clinical trials.

Provenge®, a product developed and marketed by Dendreon Corporation, and many emerging therapies continue to employ an autologous cell-based mode of delivery, which involves the harvesting of a patient’s own cells, growing them in a lab, incubating with a vaccine or immune stimulating agent, and re-administering the resulting product to the patient. Other cell-based approached include TIL and chimeric antigen receptor T-cell (CART) therapies.

Viral vectors, such as adenoviruses and oncolytic viruses, have also been used to deliver immunotherapeutic payloads to fight against cancerous cells, either systemically or through direct injection into the tumor. Clinical trials for this therapeutic delivery method are ongoing with no approved therapies yet to be available in the clinic.  Recently, Amgen’s tamoligene laherparapvec, or T-VEC, completed its Phase III trial and met its primary endpoint. This data was presented to the Oncologic Drugs Advisory Committee, who voted to recommend approval of this therapy to the FDA. The final decision on approval of this therapy remains with the FDA.

Other non-viral vector methods, including liposome-based delivery systems, are also currently being developed and employed in ongoing clinical trials.

•                  Vaccination.  The use of peripheral vaccination has long held interest as another potential modality that could prove beneficial in treating and limiting systemic oncologic disease.

Employees

We have assembled a senior management team with many years of experience and success in biotech/pharma operations, business and commercial development, and capital markets.  In addition, we have assembled a clinical and regulatory team experienced in developing and advancing novel therapeutic approaches through clinical testing and regulatory approvals. As of October 9, 2015, we have a total of 53 employees. None of our employees is represented by a labor union or covered by collective bargaining agreements and we believe that our relations with our employees are good.

We expect to hire additional staff and to engage consultants in regulatory, compliance, investor and public relations, and general administration as necessary.  We also expect to engage experts in healthcare and in general business to advise us in various capacities.

Intellectual Property

Our success and ability to compete depends upon our intellectual property. We have acquired and have been issued 28 U.S. patents and have two U.S. patent applications pending.  We have filed 8 U.S. provisional patent applications and expect to file additional patent applications.  We have a total of 13 issued patents and 6 pending patent applications in other jurisdictions. In addition, we have licensed intellectual property rights that allow us to use certain electroporation technology and methods of delivering DNA-based cytokines as an immunotherapy. The bulk of our patents, including fundamental patents directed toward our proprietary technology, expire between 2014 and 2027.

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

Manufacturing

We currently contract with third parties for the manufacture, testing and storage of our plasmid product candidate and intend to continue to do so in the future. We currently assemble certain components of our electroporation systems, which is our delivery mechanism for our biologic to a patient’s cell. We utilize the services of contract manufacturers to manufacture the remaining components of these systems and our product supplies for clinical trials and intend to continue to do so in the future. We are ISO 13485 certified and have an audited quality management system. In addition, all manufacturers of our products must comply with cGMP requirements enforced by the FDA through its facilities inspection program.

We do not own and have no plans to build our own clinical or commercial manufacturing capabilities. The use of contracted manufacturing is relatively cost-efficient and has eliminated the need for our direct investment in manufacturing facilities. Because we rely on contract manufacturers, we employ personnel with extensive technical, manufacturing, analytical and quality experience to oversee contract manufacturing and testing activities, and to compile manufacturing and quality information for our regulatory submissions.

Manufacturing is subject to extensive regulations that impose various procedural and documentation requirements, and which govern record keeping, manufacturing processes and controls, personnel, quality control and quality assurance, among others. Our systems and our contractors are required to be in compliance with these regulations, and this is assessed regularly through monitoring of performance and a formal audit program. We believe that there are alternate sources of raw material supply and finished goods manufacturing that can satisfy our requirements, although we cannot be certain that transitioning to such vendors, if necessary, would not result in significant delay or material additional costs.

Research and Development

We recognized $13.1 million and $5.8 million in research and development expenses in the fiscal years ended July 31, 2015 and 2014, respectively. From our inception through July 31, 2015, we have incurred an aggregate of approximately $25.0 million of research and development expenses, the significant majority of which relate to our development of immuno-oncology therapeutic product candidates, with the use of an electroporation device.

Corporate Information

Our Company was incorporated under the laws of Nevada on February 8, 2008 under the name “Netventory Solutions Inc.” Initially, we provided online inventory services to small and medium sized companies. On March 1, 2011, we changed our name to

“OncoSec Medical Incorporated.” In March 2011, we acquired certain assets related to the use of drug-medical device combination products for the treatment of various cancers from Inovio. With this acquisition, we abandoned our efforts in the online inventory services industry and began focusing our efforts in the biotechnology industry.  Our corporate headquarters is currently located at 9810 Summers Ridge Road, San Diego, CA 92121 and the telephone number is 855-662-6732.  We are planning to move to a new facility and combine all of our laboratory, clinical, discovery research, product development and administrative functions in one building in our fiscal year 2016.

We make available, free of charge, on our website, www.oncosec.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the Securities and Exchange Commission. Any information that we include on or link to our website is not a part of this report or any registration statement that incorporates this report by reference.

ITEM 1A. RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Annual Report on Form 10-K, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations. Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

We will need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and will need to raise additional funds in future periods in order to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $26.9 million. As of July 31, 2015, we had cash and cash equivalents of approximately $32.0 million.

We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings, or corporate collaborations and licensing arrangements. We expect to continue to fund our operations primarily through equity and debt financings in the near future. If additional capital is not available, we may not be able to continue to operate our business or we may have to significantly change our business plan or discontinue our operations entirely.

We will require additional financing to fund our planned operations, including developing and commercializing our intellectual property, seeking to license or acquire new assets, researching and developing any potential patents, related compounds and other intellectual property, funding potential acquisitions, and supporting clinical trials and seeking regulatory approval relating to our assets and any assets we may acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience substantial dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

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

Our success depends in large part on our ability to protect our intellectual property using a combination of patents, trade secrets, and confidentiality agreements.Certain of our patents will expire in the near future, and we may have difficulties protecting our proprietary rights and technology and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, and trade secret protection of our product candidates and their respective components, including devices, formulations, manufacturing methods, and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.  As we describe elsewhere in this Annual Report, we have patent protection for components of our ImmunoPulse™ product candidates. Our current device portfolio includes US6,014,584, US6,055,453, US6,068,050, US6,181,964, US6,216,034, US6,233,482, US6,241,701,US6,516,233, US7,412,284, and EP999867,

which cover our current clinical device. These patents will expire between 2017 and 2018, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell, or importing our current clinical device. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and products.

In addition, the coverage claimed in a patent application typically is significantly reduced before a patent is issued, either in the United States or abroad. Consequently, any of our pending or future patent applications may not result in the issuance of patents and any patents issued may be subjected to further proceedings limiting their scope and may in any event not contain claims broad enough to provide meaningful protection. Any patents that are issued to us or our future collaborators may not provide significant proprietary protection or competitive advantage and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of our potential product candidates can be subject to substantial delays, our patents may expire or provide only a short period of protection, if any, following any future commercialization of products. Moreover, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. If any of our patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

We have never generated, and may never generate, profit from our operations.

We have not generated any revenue from operations since our inception. During our fiscal year ended July 31, 2015 (“Fiscal 2015”), we incurred a net loss of approximately $21.2 million. From inception through July 31, 2015, we have incurred an aggregate net loss of approximately $46.6 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our or our partners’ trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have initiated five clinical trials to assess our ImmunoPulse™ IL-12 single-agent therapy in patients with metastatic melanoma, Merkel cell carcinoma, cutaneous T-cell lymphoma, squamous cell carcinoma of the head and neck, and triple negative breast cancer. In addition, a Phase 2 clinical trial has been initiated by researchers at the University of California San Francisco to assess the combination of ImmunoPulse IL-12 and Merck’s anti-PD-1 antibody, KEYTRUDA. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse effect on our business, reputation and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our Phase 2 clinical trials will be completed on schedule, if at all. In addition, we do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

•  obtaining clearance from the FDA or respective international regulatory body equivalents to commence a clinical trial;

•  reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators, and trial sites;

•  obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

•  identifying, recruiting and training suitable clinical investigators;

•  identifying, recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications; and

•  retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death or for any other reason they choose, or who are lost to further follow-up.

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

We may be unable to successfully develop and commercialize the assets we have acquired or develop and commercialize new assets and product candidates.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize our product candidates, including the assets we acquired from Inovio, encompassing certain non-DNA vaccine technology and intellectual property relating to solid tumor treatments. In addition, we plan to expand our clinical pipeline and to build our product portfolio through the acquisition or licensing of new assets, product candidates or approved products. There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

•                  successfully identifying potential product candidates;

•                  developing potential product candidates;

•                  conducting or completing clinical trials, including receiving incomplete, unconvincing, or equivocal clinical trials data;

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

•                  significant and unpredictable changes in the payor landscape, coverage, and reimbursement for any products we successfully develop and commercialize; and

•                  delays or unanticipated costs, including those related to the foregoing.

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

We are an early-stage, pre-commercial company with a limited operating history, which may hinder our ability to successfully generate revenues and meet our objectives.

We are an early-stage, pre-commercial company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial, or technological challenges. Although we plan to investigate licensing and partnering opportunities, we are not currently planning on generating any significant near term revenue; therefore, the income potential of our business is unproven. In addition, because of our limited operating history, we have limited insight into trends that may emerge and affect our business. Errors may be made in predicting and reacting to relevant business trends and we will be subject to the risks, uncertainties, and difficulties frequently encountered by early-stage companies in evolving markets. We may not be able to successfully address any or all of these risks and uncertainties. Failure to adequately do so could cause our business, results of operations, and financial condition to suffer or fail.

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

Our failure to successfully develop, acquire, and market additional product candidates or approved products would impair our ability to grow.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

•                  exposure to unknown liabilities;

•                  disruption of our business and diversion of our management’s time and attention to manage the acquisition and develop acquired products or technologies;

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

Any collaboration arrangement that we have entered into or may enter into in the future may not be successful, which could adversely affect our ability to develop and commercialize our current and potential future product candidates.

We may seek collaboration arrangements with pharmaceutical or biotechnology companies for the development or commercialization of our current and potential future product candidates, including our pursuit of combination trials to develop and commercialize our product candidates as combination products. Drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. Thereafter, such products face continued risk and uncertainty related to manufacturing and supply until the commercial supply chain is validated and proven.

We will face, to the extent that we decide to enter into collaboration agreements, significant competition in seeking appropriate collaborators. Moreover, collaboration arrangements are complex and time-consuming to negotiate, document and implement. We may not be successful in our efforts to establish and implement collaborations or other alternative arrangements should we choose to enter into such arrangements, or the terms of such arrangements may not be favorable to us. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. The success of our collaboration arrangements will depend heavily on the efforts and activities of our collaborators, who would likely have significant discretion in determining the efforts and resources that they will apply to these collaborations.

Disagreements between parties to a collaboration arrangement regarding clinical development and commercialization matters can lead to delays in the development process or commercializing the applicable product candidate and, in some cases, termination of the collaboration arrangement. These disagreements can be difficult to resolve if neither party has final decision-making authority. Collaborations with third parties often are terminated or allowed to expire by the third party, which would adversely affect us financially and could harm our business reputation.

Future growth could strain our resources, and if we are unable to manage our growth, we may not be able to successfully implement our business plan.

Our business plan includes the continued growth of our operations, which could place a significant strain on our management, administrative, operational, and financial infrastructure. Our future success will depend, in part, upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to support our expanding operations. In addition, we must continue to improve our operational, financial, and management controls and our reporting systems and procedures. If we fail to successfully manage our growth, we may be unable to execute upon our business plan.

If we are unable to successfully recruit and retain qualified personnel, we may not successfully grow or maintain our business.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified executives, managers and other employees having relevant experience in the biotechnology industry. Competition for qualified individuals is intense, particularly in our geographical location where there are several larger, more established biotechnology companies that compete with us for talent. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to support us. If we are not able to find, attract, and retain qualified personnel on acceptable terms and in a timely manner to coincide with our growth, we may not be able to successful grow or maintain our business and our business operations and prospects could suffer.

Additionally, although we have employment agreements with each of our executive officers, these agreements are terminable by them at will and we may not be able to retain any one or more of our executives. The loss of the services of any one or more members of our senior management team could (i) disrupt or divert our focus from pursuing our business plan while we seek to recruit other executives, (ii) impact the perceptions of our employees, partners and investors regarding our business and prospects, and (iii) delay or prevent the development and commercialization of our product candidates. These and other potential consequences could cause significant harm to our business, especially to the extent that we are not able to recruit suitable replacements in a timely manner.

We must rely on third parties to conduct our clinical trials. If these third parties do not successfully carry out their duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

We have entered into, and expect to continue to enter into, agreements with third-party clinical research organizations, or CROs, to conduct our clinical trials. We currently rely on these parties for the execution of our clinical and pre-clinical studies, and control only certain aspects of their activities. We, and our CROs, are required to comply with the current FDA Code of Federal Regulations for Conducting Clinical Trials and Good Clinical Practice, or GCP, and International Conference on Harmonisation of Technical Requirements for Registration of Pharmaceuticals for Human Use, or ICH, guidelines. The FDA enforces these GCP regulations through periodic inspections of trial sponsors, principal investigators, CRO trial sites, laboratories, and any entity having to do with the completion of the study protocol and processing of data. If we, or our CROs, fail to comply with applicable GCP regulations, the data generated in our clinical trials may be deemed unreliable and the FDA may require us to perform additional clinical trials before approving our marketing applications. Upon inspection, the FDA and similar foreign regulators may determine that our clinical trials are not compliant with GCP regulations. Our failure to comply with these regulations may require us to repeat clinical trials, which would delay the regulatory approval process.

If any of our relationships with third-party CROs terminate, we may not be able to enter into arrangements with alternative CROs on commercially reasonable terms, on a timely basis, or at all. If CROs do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize our product candidates. As a result, our results of operations and the commercial prospects for our product candidates could be harmed, our costs could increase and our ability to generate additional revenues could be delayed.

We may incur liability if our promotions of product candidates are determined, or are perceived to be inconsistent with regulatory guidelines.

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

We currently assemble certain components of our electroporation systems, which is our delivery mechanism for our biologic to a patient’s cell. We utilize the services of contract manufacturers to manufacture the remaining components of these systems and our product supplies for clinical trials. We expect to increase our reliance on third party manufacturers if and when we commercialize our product candidates and systems. The manufacture of our systems and product supplies requires significant expertise and capital investment, including the development of advanced manufacturing techniques and process controls. Manufacturers often encounter difficulties in production, particularly in scaling up for commercial production. These problems include difficulties with production costs and yields, quality control, including stability of the equipment and product candidates and quality assurance testing, shortages of qualified personnel, as well as compliance with strictly enforced federal, state and foreign regulations. If we or our manufacturers were to encounter any of these difficulties or our manufacturers otherwise fail to comply with their obligations to us, our ability to provide our electroporation equipment to our partners and products to patients in our clinical trials or to commercially launch a product would be jeopardized. Any delay or interruption in the supply of clinical trial supplies could delay the completion of our clinical trials, increase the costs associated with maintaining our clinical trial program, and, depending upon the period of delay, require us to commence new trials at significant additional expense or terminate the trials completely.

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

We intend to advance a commercialization strategy that leverages previous in-depth clinical experiences, previous CE (Conformité Européene) approvals, and late stage clinical studies in the United States. This strategy includes seeking approval from the FDA to initiate pivotal registration studies in the United States for select rare cancers that have limited, adverse, or no therapeutic alternatives. This strategy also includes expanding the addressable markets for our therapies through the addition of relevant indications. Our commercialization plan also includes partnering and/or co-developing our technology in developing geographic locations, such as Eastern Europe and Asia, where local resources are best leveraged and appropriate collaborators can be secured.

We may not be able to implement a commercialization strategy as we have planned. Further, we have not proven our ability to succeed in the biotechnology industry and are not certain that our implementation strategy, if implemented correctly, would lead to significant revenue. If we are unable to successfully implement our commercialization plans and drive adoption by patients and physicians of our potential future products through our sales, marketing, and commercialization efforts, then we will not be able to generate significant revenue which will have a material adverse effect on our business, results of operations, financial condition, and prospects.

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

Cost containment is a primary trend in the U.S. healthcare industry. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular products and procedures. Increasingly, third-party payors are requiring that companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot assure you that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.

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

Our efforts to educate the medical community and third-party payors on the benefits of any of our potential product candidates may require significant resources and may never be successful. If our potential products do not achieve an adequate level of acceptance by physicians, third-party payors, and patients, physicians may not choose to utilize our product and we may not generate sufficient revenue from these products to become or remain profitable.

In order to market our proprietary products, we may choose to establish our own sales, marketing, and distribution capabilities, and if we have problems establishing these capabilities, the commercialization of our products would be impaired.

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

All biotechnology companies are subject to extensive, complex, costly, and evolving government regulation. For the U.S., these regulations are principally administered by the Food and Drug Administration, or FDA, and to a lesser extent by the United States Drug Enforcement Agency, or DEA, and state government agencies, as well as by various regulatory agencies in foreign countries where products or product candidates are being manufactured and/or marketed. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act, and other federal statutes and regulations, and similar foreign statutes and regulations, govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale, and distribution of our products. Under these regulations, we may become subject to periodic inspection of our facilities, procedures, and operations and/or the testing of our product candidates and products by the FDA, the DEA, and other authorities, which conduct periodic inspections to confirm that we are in compliance with all applicable regulations. In addition, the FDA and foreign regulatory agencies conduct pre-approval and post-approval reviews and plant inspections to determine whether our systems and processes are in compliance with cGMP and other regulations. Following such inspections, the FDA or other agency may issue observations, notices, citations, and/or warning letters that could cause us to modify certain activities identified during the inspection. To the extent that we successfully commercialize any product, we may also be subject to ongoing FDA obligations and continued regulatory review with respect to manufacturing, processing, labeling, packaging, distribution, storage, advertising, promotion, and recordkeeping for the product. Additionally, we may be required to conduct potentially costly post-approval studies and report adverse events associated with our products to the FDA and other regulatory authorities. Unexpected or serious health or safety concerns would result in labeling changes, recalls, market withdrawals, or other regulatory actions.

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

If we fail to comply with applicable healthcare laws and regulations, we could face substantial penalties and our business, operations, prospects and financial condition could be adversely affected.

Certain federal and state healthcare laws and regulations may be applicable to our business, including:

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

•                  the Patient Protection and Affordable Care Act, or ACA, expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under those statutes;

•                  the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

•                  the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

•                  state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by Health Insurance Portability and Accountability Act, or HIPAA, thus complicating compliance efforts.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. Under the ACA, pharmaceutical companies must record any transfers of value made to doctors and teaching hospitals and to disclose such data to the U.S. Department of Health and Human Services, or HHS. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may run afoul of one or more laws. It also may adversely affect:

•                  our ability to set a price we believe is fair for our products;

•                  our ability to generate revenues and achieve or maintain profitability;

•                  the availability of capital; and

•                  our ability to obtain timely approval of our products.

Further, even though we do not and will not control referrals of healthcare services or bill directly to third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights may be applicable to our business. We could be subject to healthcare fraud and abuse and patient privacy regulation by both the federal government and the states in which we conduct our business. To the extent that any product we make is sold in a foreign country, we also may be subject to foreign laws and regulations.

If we or our operations are found to be in violation of any of the laws described above or any other governmental regulations that apply to us, we may be subject to penalties, including civil and criminal penalties, damages, fines and the curtailment or restructuring of our operations. Any penalties, damages, fines, curtailment or restructuring of our operations could adversely affect our ability to operate our business and our financial results. Any action against us for violation of these laws, even if we successfully defend against it, could cause us to incur significant legal expenses and divert our management’s attention from the operation of our business. Moreover, achieving and sustaining compliance with applicable federal and state privacy, security and fraud laws may prove costly and have a significant adverse effect on us.

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

The biotechnology industry is highly competitive and our competitors tend to be larger and have been in business longer than us.

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

Our competitors may obtain regulatory approval of their products more rapidly than we are able to or may obtain patent protection or other intellectual property rights that limit or block us from developing or commercializing our product candidates. If we are able to obtain regulatory approval of our product candidates or any assets we may acquire in the future, we will face competition from products currently marketed by larger competitors that address our targeted indications. If we directly compete with these very large entities for the same markets and/or products, their financial strength could prevent us from capturing a share of those markets. Our competitors may also develop products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed or accepted, or less costly than ours and may also be more successful than us in manufacturing and marketing their products.

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

If we are unable to compete effectively with the marketed therapeutics of our competitors or if such competitors are successful in developing products that compete with our potential product candidates, our business, results of operations, financial condition, and prospects may be materially adversely affected.

We may engage in strategic transactions that could impact our liquidity, increase our expenses, and present significant distractions to our management.

From time to time we may consider engaging in strategic transactions, such as acquisitions of companies, asset purchases and out-licensing or in-licensing of products, product candidates or technologies. Any such transaction may require us to incur non-recurring or other charges, may increase our near and long-term expenditures, and may pose significant integration challenges or disrupt our management or business, which could adversely affect our operations and financial results. For example, these transactions may entail numerous operational and financial risks, including, among others, exposure to unknown liabilities, disruption of our business and diversion of our management’s time and attention in order to develop acquired products, product candidates, or technologies, difficulty and cost in combining the operations and personnel of any acquired businesses with our operations and personnel, and inability to retain key employees of any acquired businesses. Further, such transactions could result in substantial dilution of our stockholders. Accordingly, although we may not choose to undertake or may not be able to successfully complete any transactions of the nature described above, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition, and prospects.

Our business and operations would suffer in the event of cyber-attacks or system failures.

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

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports, our operating results could be misstated, our reputation may be harmed, and the trading price of our stock could be negatively affected. Our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to remediate any significant deficiencies or material weaknesses or to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations, or result in material misstatements in our financial statements or other public disclosures. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

Maintaining compliance with our obligations as a public company may strain our resources and distract management, and if we do not remain compliant our stock price may be adversely affected.

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. The US Financial Accounting Standards Board and International Accounting Standards Board have been working together since 2002 to achieve convergence of and US generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. As GAAP and IFRS converge into a single set of high quality standards, implementing the new standards could require us to make adjustments to our previously reported financial statements and could require us to make significant investments in training, hiring, consulting, and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In addition, we are an “accelerated filer”, which generally increases our reporting obligations and compliance costs as a public company.

We may not be able to realize value from, or otherwise preserve and utilize, our net operating loss (NOL) carryforwards.

Significant equity restructuring often results in an Internal Revenue Section 382 ownership change that limits the future use of net operating loss (NOL) carryforwards and other tax attributes. In the event that we undergo such an ownership change, our NOL carryforwards generated prior to the ownership change would be subject to annual limitations, which could reduce, eliminate, or defer the utilization of these losses. Further, the recognition and measurement of our NOL carryforwards may include estimates and judgments by our management, and the Internal Revenue Service has not audited or otherwise validated the amount of our NOL carryforwards. Additionally, legislative changes could negatively impact our ability to use any tax benefits associated with our NOL carryforwards. If we put in place limitations on ownership of our common stock or adopt a shareholder rights plan to preserve our ability to use NOL carryforwards, this could deter potential buyers of our common stock and adversely impact the trading price of our common stock.

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug (IND) application and correspondence and communication with the FDA pertaining to these trials will strictly be between the investigator and the FDA.

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug (IND) application. Regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the agency as it pertains to safety of the treatment. This communication can be relayed to the agency in the form of safety reports, annual reports, or verbal communication at the request of the FDA. Accordingly, it is the responsibility of each investigator (as the sponsor of the trial) to be the point of contact with the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This may result in reviews, audits, delays, or clinical holds by the FDA ultimately affecting the timelines for these studies and potentially risking the completion of these trials.

Our licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.

We have acquired the use of certain technology and related assets from the University of South Florida, or USF, pursuant to an exclusive milestone and royalty bearing license. US8,026,223 covers our current therapeutic method. Patents have also been granted in Australia, and applications are pending in Canada, China, Japan, and Korea. This patent family will expire between 2025 and 2027. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

We have entered into a cross-license agreement for certain electroporation technology with Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain electroporation patents held by Inovio.  In exchange, we granted to Inovio an exclusive license to our acquired technology in a limited field of use. While we do not currently substantially rely on the intellectual property we have non-exclusively licensed from Inovio, our product candidates may, in the future, utilize this intellectual property. This license is non-exclusive and Inovio may use its technology to compete with us. As there are no restrictions on Inovio’s ability to license their technology to others, Inovio could license to others, including our competitors, the intellectual property rights covered by their license to us, including any of our improvements to the licensed intellectual property. Either party may terminate the cross-license agreement with 30 days’ notice; and, if either party were to terminate the cross-license agreement, they would no longer have the right to use intellectual property that is subject to the cross license.

We may incur substantial costs as a result of litigation or other proceedings relating to protection of our patent and other intellectual property rights, and we may be unable to successfully protect our rights to our potential products and technology.

If we choose to go to court to stop a third party from using the inventions claimed by our patents, that third party may ask the court to rule that the patents are invalid and/or should not be enforced. Even if we were successful in stopping the infringing activity, these lawsuits are expensive and could consume time and other resources. In addition, the court could decide that our patents are not valid and that we do not have the right to stop others from making, using, or selling the inventions claimed by the patents.

Additionally, even if the validity of these patents is upheld, the court could refuse to stop a third party’s infringing activity on the ground that such activities do not infringe our patents. The U.S. Supreme Court has recently revised certain tests regarding granting patents and assessing the validity of patents, making it more difficult to obtain patents. As a consequence, issued patents may be found to contain invalid claims according to the newly revised standards. Some of our patents may be subject to challenge and subsequent invalidation or significant narrowing of claim scope in a reexamination proceeding, or during litigation, under the revised criteria.

Third parties may claim that we infringe their proprietary rights and may prevent us from manufacturing and selling some of our products.

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the biotechnology industry relating to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture, or market products or could be required to pay monetary damages or royalties to license proprietary rights from third parties. Although the parties to patent and intellectual property disputes in the biotechnology industry have often settled their disputes through licensing or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms or at all. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

Our common stock has low trading volume and the price of our common stock has been, and will likely continue to be, highly volatile.

Trading of our common stock is frequently highly volatile, with low trading volume. We have experienced, and are likely to continue experiencing, significant fluctuations in the stock price and trading volume. There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for stockholders to sell their stock. Furthermore, the volatility of our stock price could negatively impact our ability to raise capital or acquire businesses or technologies.

In addition to the risks and uncertainties described in this section of this Annual Report, other factors affecting the trading price and trading volume of our common stock may include:

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

Our articles of incorporation authorize the issuance of up to 160,000,000 shares of common stock with a par value of $0.0001 per share. In addition to capital raising activities, other possible business and financial uses for our authorized common stock include, without limitation, future stock splits, acquiring other companies, businesses, or products in exchange for shares of common stock, issuing shares of our common stock to partners in connection with strategic alliances, attracting and retaining employees by the issuance of additional securities under our various equity compensation plans, or other transactions and corporate purposes that our Board of Directors deems are in the Company’s best interest. Additionally, shares of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of the Company. We cannot provide assurances that any issuances of common stock will be consummated on favorable terms or at all, that they will enhance stockholder value, or that they will not adversely affect our business or the trading price of our common stock. The issuance of any such shares will reduce the book value per share and may contribute to a reduction in the market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance will reduce the proportionate ownership and voting power of all current stockholders. Further, such issuance may result in a change of control of our company.

Sales of common stock by our stockholders, or the perception that such sales may occur, could depress our stock price.

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Since March 2011, we have completed a number of offerings of our common stock and warrants and as of October 9, 2015, we have issued an aggregate of 14,828,354 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

We have issued a total of 111,060 shares of our common stock as a result of warrant and option exercises during Fiscal 2015. There have been no additional shares of our common stock issued as a result of warrant and stock option exercises between August 1, 2015 and October 9, 2015. In addition, we have as of October 9, 2015, 616,434 shares reserved for future issuance under our 2011 compensation plan. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

If our common stock is delisted from The Nasdaq Capital Market or we are found noncompliant, our stock’s market price and liquidity could be negatively impacted.

Our listing on The Nasdaq Capital Market (“NASDAQ”) is contingent upon our meeting all the continued listing requirements. If we are found noncompliant by NASDAQ, or if our common stock is delisted from NASDAQ, our stock price could be negatively impacted, our stock’s liquidity could be reduced, and our ability to raise capital in the future may be limited.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

Description of Property

We do not own any real property.  On May 31, 2013, we entered into a 38-month lease agreement for office space to serve as our corporate headquarters in San Diego, California.  Our lease commenced on July 1, 2013 and is subject to an initial base monthly rent of approximately $8,000.  The lease calls for annual increases to the base rent of 3%. This lease has not been sublet or renegotiated and we expect to have continued obligations under this lease for the duration of the lease term.

On December 31, 2014, we entered into a lease agreement for approximately 33,928 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California to serve as the our new corporate headquarters and research and development laboratory. The term of the lease is expected to commence on or about October 16, 2015 and expires 120 months after commencement. Base rent is at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the lease term. We received a 12-month rent abatement for our first year of occupancy. In addition, we are required to share in certain operating expenses and we delivered a security deposit of approximately $90,000 in conjunction with signing the lease. We anticipate relocating our corporate headquarters in November 2015.

In addition, we have entered into short-term lease arrangements for office and laboratory space in Seattle, Washington and San Diego, California to support our research and development operations and in in San Jose, California to support our legal department.

We believe our current and future planned facilities will be adequate to meet our operating needs for the foreseeable future. Should we need additional space, we currently do not foresee any significant difficulties in obtaining any required additional facilities.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Trading Information

Our common stock had been quoted on OTCQB under the symbol ONCS from April 8, 2011 through May 29, 2015.  On May 18, 2015, the Company effected a reverse stock split, in which each 20 shares of issued and outstanding common stock were combined into and became one share of common stock and no fractional shares were issued. On May 29, 2015, our common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol ONCS.

The transfer agent for our common stock is Nevada Agency and Transfer Company, located at 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

The following table sets forth the range of reported high and low closing bid quotations for our common stock for the fiscal quarters indicated as reported on the NASDAQ and OTCQB (adjusted for the 1:20 reverse stock split).  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

	High	Low

Fiscal 2014
First Quarter ended October 31, 2013	$7.20	$4.80
Second Quarter ended January 31, 2014	$11.40	$5.20
Third Quarter ended April 30, 2014	$19.40	$8.60
Fourth Quarter ended July 31, 2014	$18.00	$8.60

Fiscal 2015
First Quarter ended October 31, 2014	$13.00	$7.20
Second Quarter ended January 31, 2015	$13.20	$7.00
Third Quarter ended April 30, 2015	$8.60	$5.20
Fourth Quarter ended July 31, 2015	$8.40	$4.40

Our common stock has low trading volume and any reported sale prices may not be a true market-based valuation of our common stock.

As of October 6, 2015, there were 29 holders of record of our common stock, not including stockholders whose shares are held in street name.

Dividends

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings, if any, to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our common stock in the foreseeable future.

Performance Graph

The following performance graph and related information shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as, or the Exchange Act of 1934 as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following performance graph presents a comparison of OncoSec Medical Incorporated’s cumulative 5-year total shareholder return on common stock with the cumulative total returns of the NASDAQ Composite index and the NASDAQ Biotechnology index. The graph assumes that the value of the investment in our common stock and in each of the indexes (including reinvestment of dividends) was $100 on April 8, 2011, the date at which our Company’s stock became available for trading on the OTCQB and tracks our stock performance through July 31, 2015.

Comparison of Cumulative Total Return*

Among OncoSec Medical Inc., the NASDAQ Composite Index and

the NASDAQ Biotechnology Index

	4/8/11•	7/31/12	7/31/13	7/31/14	7/31/15
OncoSec Medical Inc.	$100	$14	$20	$29	$20
NASDAQ Composite Index	$100	$106	$130	$157	$184
NASDAQ Biotechnology	$100	$131	$194	$247	$377

•                  OncoSec stock became available for trading on the OTCQB on April 8, 2011. OncoSec data have been recast to account for the May 18, 2015 reverse stock split and OncoSec stock became available for trading on the NASDAQ Capital Market tier on May 29, 2015.

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Securities Authorized for Issuance under Equity Compensation Plans

The information included under Item 12 of Part III of this report, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” is hereby incorporated by reference into this Item 5 of Part II of this report.

ITEM 6.  SELECTED FINANCIAL DATA

The selected financial data set forth below is derived from our audited financial statements and should be read in conjunction with the Financial Statements and notes thereto, Item 1A “Risk Factors,” and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our financial statements and the notes to our financial statements. Amounts are in thousands, except per share amounts

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	July 31,	July 31,	July 31,	July 31,	July 31,
	2015	2014	2013	2012	2011
Operations Data:
Revenue	$—	$—	$—	$—	—
Operating expenses	21,241	11,950	7,065	5,527	1,695
Loss from operations	(21,241)	(11,950)	(7,065)	(5,527)	(1,695)
Net loss	$(21,243)	$(12,012)	$(7,150)	$(2,365)	(3,759)
Per common share- basic and diluted*:	$(1.67)	$(1.26)	$(1.34)	$(0.70)	$(1.19)
Balance Sheet Data:
Cash and cash equivalents	$32,035	$37,853	$4,970	5,142	$2,458
Intangible assets	—	465	1,162	1,859	2,715
Total assets	35,590	39,392	6,510	7,429	5,674
Current liabilities	2,894	1,324	1,771	2,023	6,539
Accumulated deficit	(46,606)	(25,363)	(13,351)	(6,201)	(3,856)
Total stockholders’ equity (deficit)	32,696	38,068	4,739	4,426	(2,365)

*The data presented have been recast to account for the 1:20 reverse stock split.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes and other financial information appearing elsewhere in this Annual Report. Readers are also urged to carefully review and consider the various disclosures made by us, including without limitation the disclosures made in Item 1A of Part I of this Annual Report under the caption “Risk Factors.” The following discussion and other sections of this report contain forward looking statements. We make forward-looking statements, as defined by the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995 These statements are only predictions based on our current expectations and projections about future events that we believe to be reasonable. We undertake no duty to update any of these forward-looking statements after the date of filing of this report to conform such forward-looking statements to actual results or revised expectations, except as otherwise required by law.

Company Overview

We are a biotechnology company focused on designing, developing and commercializing innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our portfolio includes biologic immunology therapeutic product candidates intended to treat a wide range of tumor types.  Our technology includes intellectual property relating to our ImmunoPulse™ delivery technology.  ImmunoPulse™ is an electroporation delivery device that we use in combination with our potential therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer.  This unique therapeutic modality is intended to reverse the immunosuppressive microenvironment in the tumor and engender a systemic anti-tumor response against untreated tumors in other parts of the body.  Our electroporation devices consist of an electrical pulse generator and disposable applicators, which can be adapted to treat different tumor types. Our mission is to develop new and effective immune-oncologic therapeutics.

Our lead product candidate, an investigational intratumoral plasmid IL-12 electroporation (“pIL-12 EP”) monotherapy (“ImmunoPulse IL-12”), is being studied in a Phase II open label clinical trial. On December 5, 2014, we released top-line six-month data from the first Phase II trial of this product candidate in patients with stage III and IV metastatic melanoma, which was presented in an abstract at the Melanoma Bridge 2014 conference in Naples, Italy. In this Phase II study, 30 patients with stage III and IV melanoma received up to four cycles of pIL-12 EP into superficial cutaneous, subcutaneous and nodal lesions on days 1, 5 and 8 of each 12-week cycle. Tumor responses were evaluated using modified RECIST criteria for cutaneous lesions. The primary endpoint of the study was best overall response rate (“bORR”) by modified RECIST. In the 29 response-evaluable patients, bORR was 31% (9/29), with 14% (4/29) of patients achieving a complete response. Regression of at least one non-injected, non-electroporated lesion was observed in 50% (13/26) of patients. Patients are currently being enrolled into an extension arm of the Phase II trial to evaluate a new six-week treatment cycle. On November 25, 2014, we announced entering into a clinical collaboration with the University of California, San Francisco to initiate an investigator sponsored clinical trial to evaluate the safety, tolerability, and efficacy of the combination of KEYTRUDA® (pembrolizumab), Merck & Co.’s anti-PD-1 therapy, and ImmunoPulse™ IL-12 in metastatic melanoma.  This is a multicenter study in which the University of California, San Francisco will be the first site of enrollment.

The safety and efficacy of intratumoral electroporation with plasmid IL-12 is also being tested in other cancer indications. On December 9, 2014, we announced plans to conduct a Phase II trial in head and neck squamous cell carcinoma (“HNSCC”) using our proprietary ImmunoPulse platform. This is a multicenter study in which the University of California, San Francisco will also be the first site of enrollment. The study will enroll patients with treatment-refractory metastatic and unresectable HNSCC, regardless of human papillomavirus status. Additionally, on January 12, 2015, we announced plans to initiate a pilot study to assess ImmunoPulse IL-12 in patients with triple negative breast cancer (“TNBC”). This pilot study, which will be conducted at Stanford University, is designed to assess whether ImmunoPulse IL-12 increases TNBC tumor immunogenicity by driving a pro-inflammatory cascade of events that leads to increases in cytotoxic tumor-infiltrating lymphocytes.

We were incorporated under the laws of the State of Nevada on February 8, 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions.  On March 1, 2011, we effected a 32-for-one forward stock split of our common stock and completed a merger with our subsidiary, OncoSec Medical Incorporated, a Nevada corporation which was incorporated solely to effect the change of our name to “OncoSec Medical Incorporated”. On March 24, 2011, we completed the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. pursuant to an Asset Purchase Agreement.  The acquired technology and related assets relate to the use of drug-medical device combination products for the treatment of various cancers.  Since this acquisition, we have focused our efforts in the biotechnology industry and abandoned our efforts in the online inventory services industry.  On May 18, 2015, we effected a reverse stock split, pursuant to which each 20 shares of issues and outstanding common stock were combined into and became one share of common stock.  The accompanying financial statements and related disclosures give retroactive effect to the reverse stock split for all periods presented. On May 29, 2015, our common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol ONCS.

Recent Equity Financings

June 2015 Public Offering

On June 8, 2015, we closed a registered direct public offering of an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million.  In connection with the June 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock (the “June 2015 Placement Agent Warrants”).  The June 2015 Placement Agent Warrants will be exercisable at an exercise price of $6.88 per share as of December 8, 2015 and will expire on May 12, 2019. These warrants were classified as equity with a fair market value of $571,868 recorded in our balance sheet. We intend to use the net proceeds from the June 2015 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.

June 2014 Public Offering

On June 6, 2014, we closed a registered public offering of an aggregate of 1,126,761 shares of our common stock and warrants to purchase an aggregate of 394,367 shares of common stock for gross proceeds to us of approximately $16.0 million (the “June 2014 Public Offering”). The warrants issued to purchasers have an exercise price of $18.00 per share, are exercisable immediately upon issuance, and have a term of exercise equal to five years from the date of issuance of the warrants.  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the June 2014 Public Offering were approximately $14.9 million. In connection with the June 2014 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 6% of the aggregate number of shares of common stock sold in the offering, or 67,606 shares of our common stock (the “June 2014 Placement Agent Warrants”).  The June 2014 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that such warrants expire on May 12, 2019. The Placement Agent Warrants were classified as equity with a fair market value of $631,707 recorded in our consolidated balance sheet.

September 2013 Public Offering

On September 18, 2013, we closed a registered public offering and issued an aggregate of 2,389,600 shares of our common stock and warrants to purchase an aggregate of 1,194,800 shares of common stock for gross proceeds of approximately $11.95 million (the “September 2013 Public Offering”). The warrants issued to purchasers have an exercise price of $7.00 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants. After deducting for fees and expenses, the aggregate net proceeds to us from the sale of the common stock and the warrants in the September 2013 Public Offering were approximately $11.1 million. In connection with the offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 119,480 shares of our common stock (the “September 2013 Placement Agent Warrants”).  The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $6.25 and expire on September 13, 2018. The Placement Agent Warrants were classified as equity with a fair market value of $410,535 recorded in our consolidated balance sheet.

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

Stock-Based Compensation

We grant equity-based awards under our share-based compensation plan and outside of our stock-based compensation plan. We estimate the fair value of stock-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

We have issued equity for services or as consideration within contractual agreements. Stock-based compensation expense related to such equity issuances are based on the closing price of our stock on the date the liability is incurred, with the stock-based compensation adjusted on the date of issuance, based on our stock price on the issuance date.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to the Financial Statements, included elsewhere in this report.

Results of Operations

Comparison of Fiscal Years Ended July 31, 2015 and 2014

The audited financial data for the fiscal year ended July 31, 2015 and the audited consolidated financial data for the fiscal year ended July 31, 2014 are presented in the following table and the results of these two periods are used in the discussion thereafter.

	July 31, 2015 ($)	July 31, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	13,132,898	5,796,347	7,336,551	**
General and administrative	8,108,244	6,153,313	1,954,931	32%
Loss from operations	(21,241,142)	(11,949,660)	9,291,482	78%
Other income (expense)
Interest expense — non-cash	—	(20,684)	(20,684)	(100)%
Net loss before income taxes	(21,241,142)	(11,970,344)	9,270,798	77%
Income tax provision	1,969	41,773	(39,804)	(95)%
Net loss	(21,243,111)	(12,012,117)	9,230,994	77%

** Percentage increase is greater than 100%.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates and electroporation technologies. These expenses also include certain clinical study expenses, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consisted of salaries, benefits, stock-based compensation costs, outside design and consulting services, laboratory supplies, contract research organization expenses and clinical study supplies. We expense all research and development costs in the periods in which they are incurred.

During our fiscal year ending July 31, 2015 (“Fiscal 2015”), of the $13.1 million of research and development expenses, we incurred (exclusive of personnel costs), engineering costs of approximately $2.7 million, clinical costs of approximately $2.2 million and R&D costs of approximately $2.8 million.

The approximately $7.3 million increase in research and development expenses for the fiscal year ended July 31, 2015 as compared to the fiscal year ended July 31, 2014 (“Fiscal 2014”) was primarily the result of (i) increased salary related expenses (inclusive of stock-based compensation) of approximately $2.9 million due to hiring additional R&D personnel as we further expand our internal research capabilities in molecular discovery, (ii) increased outside services expenses related to sponsored research, clinical development consulting and engineering consulting to assist in the research of novel electroporation technologies, combination studies and to facilitate the planning and development of our next generation electroporation devices of approximately $2.1 million, (iii) increased expenses of approximately $1.2 million for the acquisition of reagents and lab supplies and lab space rentals to support the expansion of our R&D operations, (iv) increased clinical trial expenses of approximately $0.6 million primarily due to the progression of our melanoma extension study and (v) increased travel and registration fees of approximately $0.6 million related to presenting our data at clinical and engineering conferences, offset by a reduction in intangibles amortization of approximately $0.2 million due to our patents being fully amortized. We expect research and development to continue to account for a significant portion of our total expenses in the future as we continue to expand our operations and focus on designing and developing our therapies.

We expect to use our current funds, including the proceeds from our June 2015 Public Offering, for the advancement of our clinical and R&D milestones. We anticipate our spending in discovery research, next-generation electroporation technologies and combination studies will continue to increase as we futher pursue novel immuno-therapies and future product candidates.

General and Administrative

Our general and administrative expenses include expenses related to our executive, accounting and finance, compliance, information technology, legal, facilities, human resource, administrative and corporate communications activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, travel, insurance, and public company expenses, such as stock transfer agent fees and listing fees in connection with obtaining our listing on the NASDAQ Capital Market.

The approximately $2.0 million increase in general and administrative expenses for Fiscal 2015, as compared to Fiscal 2014, was primarily the result of an increase in (i) salary-related expenses of approximately $1.8 million due to hiring additional personnel to support the growth in our operations, and an officer separation package, (ii) travel and registration fees of approximately $0.5 million and (iii) overall operational expenses of approximately $0.2 million primarily consisting of rent, insurance and internet costs, offset by a decrease in (i) outside services of approximately $0.5 million primarily related to professional services and (ii) legal fees of approximately $0.2 million.  Outside services costs consist primarily of corporate development and corporate communications consulting. The decrease in these costs are primarily a result of hiring internal personnel to perform these functions more cost-effectively.

Other Income (Expense)

The approximately $21,000 decrease in other expense for Fiscal 2015 as compared to Fiscal 2014 was due to the decrease in non-cash interest expense related to our payment obligations to Inovio Pharmaceuticals, Inc. (NYSE: INO) pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

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

** Percentage increase is greater than 100%.

Research and Development Expenses

The approximately $2.6 million increase in research and development expenses for the fiscal year ended July 31, 2014 (“Fiscal 2014”) as compared to the fiscal year ended July 31, 2013 (“Fiscal 2013”) was primarily the result of (i) increased salary related expenses (inclusive of stock-based compensation) of approximately $1.5 million due to increased headcount, inclusive of hiring a Chief Medical Officer and additional research personnel, (ii) increased outside services expenses related to sponsored research and clinical development consulting of approximately $0.6 million, (iii) increased expenses of approximately $0.2 million for acquisition of lab supplies to support our expansion of our R&D operations, and (iv) increased clinical trial expenses of approximately $0.2 million due to the progression of our clinical trials. We expect research and development to continue to account for a significant portion of our total expenses in the future as we continue to expand our operations and focus on designing and developing our therapies.

We used our funds from our June 2014 Public Offering for the advancement of our clinical and research milestones.

General and Administrative

The approximately $2.2 million increase in general and administrative expenses for Fiscal 2014, as compared to Fiscal 2013, was primarily the result of increased (i) salary related expenses (inclusive of stock-based compensation) of approximately $1.1 million due to increased headcount and Board-approved management bonuses and (ii) outside services costs of approximately $1.0 million consisting primarily of corporate development and corporate communications consulting. The increases in these costs are attributable to the expansion of our corporate infrastructure as we continue to progress toward achieving our clinical and research milestones.

Other Income (Expense)

The approximately $63,000 decrease in other expense for Fiscal 2014 as compared to Fiscal 2013 was due to the decrease in non-cash interest expense related to our payment obligations to Inovio pursuant to the Asset Purchase Agreement which was fully paid in December 2013.

Liquidity and Capital Resources

Our primary uses of cash have been to finance research and development activities focused on the discovery, the design and the development of innovative and proprietary medical approaches (principally immunotherapy) for the treatment of cancer and to strengthen our corporate infrastructure to enable commercialization of potential product candidates or devices.

Working Capital

Our working capital as of July 31, 2015 and 2014 is summarized as follows:

	At July 31, 2015 ($)	At July 31, 2014 ($)
Current assets	33,567,981	38,319,177
Current liabilities	2,894,469	1,323,551
Working capital	30,673,512	36,995,626

Current Assets

Current assets as of July 31, 2015 decreased to approximately $33.6 million from approximately $38.3 million as of July 31, 2014. This decrease was primarily due to cash used to fund operations during Fiscal 2015, net of the proceeds received from the June 2015 Public Offering.

Current Liabilities

Current liabilities as of July 31, 2015 increased to approximately $2.9 million from approximately $1.3 million as of July 31, 2014. This increase was primarily due to an increase in accrued liabilities primarily due to the progression of our melanoma extension study, the advancement of our next generation electroporation devices and R&D discovery efforts, and obligations due to an officer separation package.

Cash Flow

Cash Flow Used in Operating Activities

Cash used in operating activities for Fiscal 2015 was approximately $17.7 million, as compared to approximately $9.0 million for Fiscal 2014.  This increase was related to increased costs of operations, primarily due to salary and salary-related expense, clinical trial costs, sponsored research, clinical development consulting, engineering services, legal fees, and professional fees for corporate development and corporate communications consulting.

Cash Flow Used in Investing Activities

Cash used in investing activities for Fiscal 2015 was approximately $1.4 million, as compared to approximately $0.5 million for Fiscal 2014. This increase was primarily due to the acquisition of property and equipment for our lab facilities.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was approximately $13.3 million for Fiscal 2015, as compared to approximately $42.4 million for Fiscal 2014. This decrease is due to closing one financing in Fiscal 2015 for approximately $13.6 million in gross proceeds, compared to two financings in Fiscal 2014 for approximately $28.0 million in gross proceeds, and a decline in warrant exercise activity in Fiscal 2015.

Cash Requirements

Our primary objectives for the next twelve-month period are to continue the advancement of our operational milestones, focusing on discovering and developing novel immune-oncology products, utilizing our ImmunoPulse technology. We will also continuously search for industry experts to expand our management team and further strengthen our company. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our business objectives.

We currently estimate our operating expenses and working capital requirements for the fiscal year ending July 31, 2016 (“Fiscal 2016”) to be approximately $26.9 million, although we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below (in millions).

Cash Requirements for Fiscal 2016	Amount
Product development	$14.2
Employee compensation	8.3
General and administration	3.7
Professional services fees	0.7
Total	$26.9

As of July 31, 2015, we had cash and cash equivalents of approximately $32.0 million. We expect these funds to be sufficient to allow us to continue to operate our business for at least the next 12 months.

During Fiscal 2015, we received approximately $0.8 million in cash proceeds from the exercise of warrants previously issued to investors of our equity securities. If the holders of warrants to purchase our common stock were to exercise their remaining outstanding warrants in full on a cash basis, we would receive an aggregate of approximately $21.7 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. As a result, we may never receive proceeds from the exercise of such warrants.

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

Contractual Obligations

As of July 31, 2015, our future contractual cash obligations over the next several periods were as follows (in 000s):

	Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	11,499	—	2,179	2,376	6,944
Total	11,499	—	2,179	2,376	6,944

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We are exposed to changes in interest rates primarily from our certificate of deposit and cash held in interest bearing U.S. savings accounts. Accordingly, we believe that, we are not subject to any material risks arising from changes in interest rates or foreign currency exchange rates.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to our Financial Statements and Consolidated Financial Statements and the Report of Independent Registered Public Accounting Firm beginning at page F-1 of this report.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of July 31, 2015. Based on the foregoing evaluation, our principal executive officer and principal financial officer concluded that, as of July 31, 2015, our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act, for our company. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2015. Management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Management has concluded that our internal control over financial reporting was effective as of July 31, 2015, based on those criteria.

Changes in Internal Control Over Financial Reporting

None

Attestation Report of Independent Registered Public Accounting Firm

The independent registered public accounting firm that audited the financial statements that are included in this Annual Report on Form 10-K has issued an audit report on the effectiveness of our internal control over financial reporting as of July 31, 2015. The report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OncoSec Medical Incorporated

We have audited OncoSec Medical Incorporated’s internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). OncoSec Medical Incorporated’s management is responsible for maintaining effective internal control over financial reporting and for their assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, OncoSec Medical Incorporated maintained, in all material respects, effective internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheet and consolidated balance sheet as of July 31, 2015 and 2014, respectively, and the related statement of operations, stockholders’ equity, and cash flows of OncoSec Medical Incorporated for the year ended July 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2014 and 2013, and our report dated October 14, 2015, expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 14, 2015

ITEM 9B.  OTHER INFORMATION

None

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year, July 31, 2015.

ITEM 11.  EXECUTIVE COMPENSATION

The information required by this Item 11 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year, July 31, 2015.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year, July 31, 2015.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and other information required by this Item 13 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year, July 31, 2015.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is hereby incorporated by reference from our definitive proxy statement, to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year, July 31, 2015.

PART IV

ITEM 15.  EXHIBITS and FINANCIAL STATEMENT SCHEDULES

(a)(1)                  Financial Statements

1.  The following financial statements of OncoSec Medical Incorporated and consolidated financial statements of OncoSec Medical Incorporated and Subsidiary are filed as part of this report under Item 8 — Financial Statements and Supplementary Data:

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet at July 31, 2015 and Consolidated Balance Sheet at July 31, 2014	F-2

Statement of Operations for the Year End Period Ended July 31, 2015 and Consolidated Statements of Operations for the Year End Periods Ended July 31, 2014 and July 31, 2013	F-3

Statement of Stockholders’ Equity for the Year End Period Ended July 31, 2015 and Consolidated Statements of Stockholders’ Equity for the Year End Periods Ended July 31, 2014 and July 31, 2013	F-4

Statement of Cash Flows for the Year End Period Ended July 31, 2015 and Consolidated Statements of Cash Flows for Year End Periods Ended July 31, 2014 and July 31, 2013	F-5

Notes to Financial Statements	F-6

2.  Financial Statement Schedules

These schedules are omitted because they are not required, or are not applicable, or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

The Exhibits listed in the Exhibit Index, which appears immediately following the signature page and is incorporated herein by reference, are filed or incorporated by reference as part of this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Punit Dhillon
Date: October 14, 2015		Punit Dhillon
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

President, Chief Executive Officer and Director
/s/ Punit Dhillon	(Principal Executive Officer)	October 14, 2015
Punit Dhillon

Chief Financial Officer
/s/ Richard Slansky	(Principal Financial and Accounting Officer)	October 14, 2015
Richard Slansky

/s/ James DeMesa	Director	October 14, 2015
Dr. James DeMesa

/s/ Avtar Dhillon	Director	October 14, 2015
Dr. Avtar Dhillon

/s/ Anthony Maida, III	Director	October 14, 2015
Dr. Anthony Maida, III

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

OncoSec Medical Incorporated

We have audited the accompanying balance sheet and consolidated balance sheet of OncoSec Medical Incorporated (the “Company”) as of July 31, 2015 and 2014, respectively, and the related statement of operations, stockholders’ equity, and cash flows for the year ended July 31, 2015, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended July 31, 2014 and 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OncoSec Medical Incorporated as of July 31, 2015 and 2014, and the results of its operations and its cash flows for the years ended July 31, 2015, 2014 and 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), OncoSec Medical Incorporated internal control over financial reporting as of July 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated October 14, 2015 expressed an unqualified opinion thereon.

/s/ Mayer Hoffman McCann P.C.

San Diego, California

October 14, 2015

OncoSec Medical Incorporated

Balance Sheet and Consolidated Balance Sheet

As of July 31, 2015 and July 31, 2014

	July 31, 2015	July 31, 2014
Assets
Current assets
Cash and cash equivalents	$32,035,264	$37,852,694
Prepaid expenses	1,511,587	442,888
Other current assets	21,130	23,595
Total Current Assets	33,567,981	38,319,177
Property and equipment, net	1,807,982	581,054
Intangible assets, net	—	464,693
Other long-term assets	214,127	26,685
Total Assets	$35,590,090	$39,391,609

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,360,505	$1,236,352
Accrued compensation related	501,446	42,654
Accrued income taxes	—	800
Accrued other	32,518	43,745
Total Liabilities	2,894,469	1,323,551

Commitments and Contingencies (Note 11)

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 14,820,854 and 12,233,203 common shares as of July 31, 2015 and July 31, 2014, respectively (1)	24,947	24,463
Additional paid-in capital	71,572,714	56,081,475
Warrants issued and outstanding — 1,895,102 and 1,882,399 warrants as of July 31, 2015 and July 31, 2014, respectively (1)	7,704,103	7,325,152
Accumulated deficit	(46,606,143)	(25,363,032)
Total Stockholders’ Equity	32,695,621	38,068,058
Total Liabilities and Stockholders’ Equity	$35,590,090	$39,391,609

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these financial statements.

OncoSec Medical Incorporated

Statement of Operations and Consolidated Statements of Operations

	Year Ended	Year Ended	Year Ended
	July 31, 2015	July 31, 2014	July 31, 2013
Revenue	$—	$—	$—
Expenses:
Research and development	13,132,898	5,796,347	3,159,209
General and administrative	8,108,244	6,153,313	3,905,763
Loss from operations	(21,241,142)	(11,949,660)	(7,064,972)
Other income (expense):
Non-cash interest expense	—	(20,684)	(83,215)
Net loss before income taxes	(21,241,142)	(11,970,344)	(7,148,187)
Provision for income taxes	1,969	41,773	2,000
Net loss, net of tax	$(21,243,111)	$(12,012,117)	$(7,150,187)
Basic and diluted net loss per common share (1)	$(1.67)	$(1.26)	$(1.34)
Weighted average shares used in computing basic and diluted net loss per common share (1)	12,708,974	9,527,182	5,327,917

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these financial statements.

OncoSec Medical Incorporated

Statement of Stockholders’ Equity and Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Warrants		Accumulated	Total Stockholders’
	Shares (1)	Amount	Capital	Shares (1)	Amount	Deficit	Equity

Balance, July 31, 2012	4,392,800	$8,786	$5,593,567	2,112,300	$5,024,640	$(6,200,728)	$4,426,265
Exercise of stock options	38,325	76	138,224	—	—	—	138,300
Exercise of common stock warrants	22,086	45	181,931	(22,086)	(39,858)	—	142,118
Common stock issued in connection with license agreement	7,500	15	34,485	—	—	—	34,500
Public offering on December 17, 2012, net of issuance costs of $504,000	1,440,000	2,880	5,066,804	792,000	1,626,316	—	6,696,000
Stock-based compensation expense	—	—	452,128	—	—	—	452,128
Net loss	—	—	—	—	—	(7,150,187)	(7,150,187)
Balance, July 31, 2013	5,900,711	$11,802	$11,467,139	2,882,214	$6,611,098	$(13,350,915)	$4,739,124
Exercise of common stock warrants	2,701,131	5,402	22,585,088	(2,776,067)	(5,546,175)	—	17,044,315
Exercise of common stock options	90,000	176	364,360	—	—	—	364,536
Common stock issued for services	25,000	50	149,950	—	—	—	150,000
Public offering on September 18, 2013, net of issuance costs of $836,360	2,389,600	4,779	8,235,318	1,314,280	2,871,543	—	11,111,640
Public offering on June 6, 2014, net of issuance costs of $1,145,000	1,126,761	2,254	11,464,061	461,972	3,388,686	—	14,855,001
Stock-based compensation expense	—	—	1,815,559	—	—	—	1,815,559
Net loss	—	—	—	—	—	(12,012,117)	(12,012,117)
Balance, July 31, 2014	12,233,203	$24,463	$56,081,475	1,882,399	$7,325,152	$(25,363,032)	$38,068,058
Exercise of common stock warrants	110,752	222	967,945	(110,752)	(192,917)	—	775,250
Exercise of common stock options	308	1	1,737	—	—	—	1,738
Common stock issued for services	7,500	15	57,735	—	—	—	57,750
Public offering on June 9, 2015, net of issuance costs of approximately $1,091,794	2,469,091	246	11,916,093	123,455	571,868	—	12,488,207
Stock-based compensation expense	—	—	2,547,729	—	—	—	2,547,729
Net loss	—	—	—	—	—	(21,243,111)	(21,243,111)
Balance, July 31, 2015	14,820,854	$24,947	$71,572,714	1,895,102	$7,704,103	$(46,606,143)	$32,695,621

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these financial statements.

OncoSec Medical Incorporated

Statement of Cash Flows and Consolidated Statements of Cash Flows

	Year Ended	Year Ended	Year Ended
	July 31, 2015	July 31, 2014	July 31, 2013
Operating activities
Net loss	$(21,243,111)	$(12,012,117)	$(7,150,187)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	664,596	780,110	736,875
Non-cash interest expense	—	20,684	83,215
Stock-based compensation	2,547,729	1,815,559	452,128
Stock-based compensation related to stock issuance liability in connection with a contractual agreement	55,500	—	—
Common stock issued for services	57,750	150,000	34,500
Loss on sale of fixed assets	4,325	—	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses	(1,068,699)	(405,904)	156,194
(Increase) decrease in other current	2,465	(11,067)	(30,845)
(Increase) decrease in other long-term assets	(187,442)	—	—
(Decrease) increase in accounts payable and accrued liabilities	1,068,652	657,266	344,764
(Decrease) increase in accrued compensation	459,592	42,654	(218,849)
(Decrease) increase in accrued other	(12,027)	(16,858)	60,603
(Decrease) Increase in accrued income taxes	(800)	(800)	(1,600)
Net cash used in operating activities	(17,651,470)	(8,980,473)	(5,533,202)
Investing activities
Purchases of property and equipment	(1,412,217)	(512,500)	(114,550)
Leasehold improvements	(18,938)	—	—
Net cash used in investing activities	(1,431,155)	(512,500)	(114,550)
Financing activities
Proceeds from issuance of common stock and warrants	13,580,001	27,948,001	7,200,000
Payment of financing and offering costs	(1,091,794)	(1,981,360)	(504,000)
Payment of amounts due under acquisition obligation	—	(1,000,000)	(1,500,000)
Proceeds from exercise of warrants and stock options	776,988	17,408,851	280,418
Net cash provided by financing activities	13,265,195	42,375,492	5,476,418
Net increase (decrease) in cash	(5,817,430)	32,882,519	(171,334)
Cash and cash equivalents, at beginning of period	37,852,694	4,970,175	5,141,509
Cash and cash equivalents, at end of period	$32,035,264	$37,852,694	$4,970,175

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—	$—
Income taxes	$1,969	$1,600	$2,800

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offerings	$571,868	$1,042,242	$228,240

The accompanying notes are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

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

The Company has not produced any revenues from the assets it acquired from Inovio and the Company has not commenced planned principal operations. The Company is a biotechnology company focused on designing, developing and commercializing innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. The Company’s technology includes intellectual property relating to certain delivery technologies including ImmunoPulse™, an electroporation delivery device that is used in combination with the Company’s therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer. This unique therapeutic modality is intended to reverse the immunosuppressive microenvironment in the tumor and engender a systemic anti-tumor response against untreated tumors in other parts of the body. The Company’s electroporation devices consist of an electrical pulse generator and disposable applicators, which can be adapted to treat different tumor types.

The Company continues to seek to improve the treatment of cancer through the development of novel intratumoral, electroporation-based therapies. The Company’s research and development activities are subject to significant risks and uncertainties, including potentially failing to secure additional funding to continue the advancement of its product candidates, obtain FDA approval to market and sell one or more of its products candidates and commercialize its product candidates before similar or competing technology is developed by competitors.

On October 28, 2014, OncoSec Medical Therapeutics Incorporated (or, OMTI), which was incorporated in Delaware on July 2, 2010 and acquired on June 3, 2011 for a total purchase price of $1,000, was dissolved. There were no significant transactions related to this subsidiary since its inception. The Company currently has no subsidiaries. The accompanying consolidated financial statements as of July 31, 2014and July 31, 2013 include the accounts of OMTI and all intercompany transactions and balances were eliminated in consolidation.

Reverse Stock Split

Effective May 18, 2015, the Company implemented a reverse stock split pursuant to which each 20 shares of issued and outstanding common stock held by each stockholder were combined into and became one share of common stock, with such resulting shares rounded up to the next whole share.  No fractional shares were issued. All options, warrants and other convertible securities outstanding immediately prior to the reverse split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 20 and multiplying the exercise or conversion price by 20, all in accordance with the terms of the agreements governing such options, warrants and other convertible securities.   The accompanying financial statement data for the annual prior periods presented have been retroactively adjusted to reflect the effects of the reverse stock split.

On May 29, 2015, the Company’s common stock began trading on The NASDAQ Stock Market LLC’s NASDAQ Capital Market tier, under the symbol “ONCS”.

Note 2—Significant Accounting Policies

Segment Reporting

The Company operates in a single industry segment — the discovery and development of novel immunotherapeutic product candidates to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions, where such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Warrants

The Company accounts for its warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and will be revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield, and risk-free interest rate.

Use of Estimates

The accompanying financial statements have been prepared in conformity with U.S. generally accepted accounting principles, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation and accounting for income taxes including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that these estimates appropriately reflect changes in the business or as new information becomes available. Actual results could differ materially from the estimates.

Property and Equipment

The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property and equipment for the purpose of computing depreciation are:

Computers and Equipment	3 to 10 years
Computer Software	1 to 3 years
Leasehold Improvements	Shorter of lease period or useful life

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

Stock-based Compensation

The Company grants equity-based awards under our stock-based compensation plan and outside of our stock-based compensation plan, with terms generally similar to the terms under our stock-based compensation plan. The Company estimates the fair value of stock-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Changes in assumptions used under the Black-Scholes option valuation model could materially affect the Company’s net loss and net loss per share. Stock options granted to non-employees are revalued monthly until fully vested, with any change in fair value expensed.

The Company has issued equity for services or as consideration within contractual agreements. Stock-based compensation expense related to such equity issuances are based on the closing price of the Company’s stock on the date the liability is incurred, with the stock-based compensation adjusted on the date of issuance, based on the Company’s stock price on the issuance date.

Comprehensive Income (Loss)

Comprehensive income or loss includes all changes in equity except those resulting from investments by owners and distributions to owners.  The Company did not have any items of comprehensive income or loss other than net loss from operations for the years ended July 31, 2015, 2014 and 2013.

Recent Accounting Pronouncements

Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in the ASU remove all incremental financial reporting requirements from U.S. GAAP for development stage entities. In addition, the ASU: (a) adds an example disclosure in Topic 275, Risks and Uncertainties, to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities; and (b) removes an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity. The Company adopted this standard in the first quarter of fiscal year 2015. The adoption of this standard did not have an impact on the financial condition of the Company.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of July 31, 2015 and July 31, 2014, cash and cash equivalents were principally comprised of cash in checking accounts.

The Company’s activities to date have been supported primarily by equity financing.  It has sustained losses in previous reporting periods with an inception to date loss of $46,606,143 as of July 31, 2015.

As of July 31, 2015, the Company had cash and cash equivalents of approximately $32.0 million. The Company believes its cash resources are sufficient to meet its anticipated needs during the next twelve months. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization potential product candidates. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company raises additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources.  However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

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

At July 31, 2015 and 2014, respectively, approximately $90,000 and $0, respectively, was recorded in other long-term assets relating to a long-term certificate of deposit, which is classified within Level 1.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	July 31,	July 31,
	2015	2014
Computers and Equipment	$1,589,914	$465,964
Computer Software	18,701	18,701
Leasehold Improvements	112,469	100,196
Construction In Progress	417,440	138,506
Property and Equipment, gross	2,138,524	723,367
Accumulated Depreciation	(330,542)	(142,313)
	$1,807,982	$581,054

Depreciation expense recorded for the years ended July 31, 2015, 2014 and 2013 was approximately $200,000, $83,000 and $40,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	July 31,	July 31,
	2015	2014
Research & Development Costs	$1,865,087	$820,522
Professional Services Fees	213,122	244,055
Office Equipment (not-capitalized)	69,900	4,640
Other	212,396	167,135
	$2,360,505	$1,236,352

Accrued Compensation

Accrued compensation is comprised of the following:

	July 31,	July 31,
	2015	2014
Separation Costs	$353,909	$—
Relocation Costs	76,884	—
Stock issuance liability	55,500	—
Payroll taxes on stock option exercise	—	39,723
401K costs	14,329	2,931
Other	824	—
	$501,446	$42,654

Note 6—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered into the Asset Purchase Agreement with Inovio , whereby the Company acquired technology and related assets related to the use of drug-medical device combination products for the treatment of various cancers. In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the acquired technology.  The transaction closed on March 24, 2011. The Asset Purchase Agreement has been amended by the parties to modify the schedule of payments to Inovio (see Note 7).

In connection with the closing of the Asset Purchase Agreement, the Company entered into a cross-license agreement with Inovio.  Under the terms of the agreement, the Company granted Inovio a fully paid-up, exclusive, worldwide license to limited uses of certain of the acquired technology patents in the field of use of electroporation. No consideration was received by the Company, nor will Inovio be liable for future royalty fees related to this arrangement.  Inovio also granted the Company a non-exclusive, worldwide license to certain other technology patents held by it in consideration for the following: (a) a fee for any sublicense of the Inovio technology, not to exceed 10%; (b) a royalty on net sales of business the Company develops, with certain limitations, with the Inovio technology, not to exceed 1.5%; and (c) payment to Inovio of any amount owed by Inovio to one licensor of the Inovio technology that is a direct result of the license.  In addition, the Company agreed not to transfer this non-exclusive license apart from the assigned intellectual property.

ASC 805, Business Combinations, provides guidance on determining whether an acquired set of assets meets the definition of a business for accounting purposes.  Under the framework, the acquired set of activities and assets have to be capable of being operated as a business, from the viewpoint of a market participant as defined in ASC 820, Fair Value Measurements.  Two essential elements required for an integrated set of activities are inputs and outputs.  The Company evaluated the Asset Purchase Agreement and in accordance with the guidance, determined it did not meet the definition of a business acquisition as the acquisition consisted solely of the acquired technology and certain other tangible assets.  The Company did not acquire the right to any employees previously involved with the technology, or research processes previously in place at Inovio.  The Company therefore accounted for the transaction as an asset acquisition and allocated the purchase price to the identified tangible and intangible assets (patents) acquired based on their relative fair values, $38,000 and $2,962,000, respectively. The relative fair value of the intangible assets (patents) of $2,962,000 was reduced by a discount of approximately $174,000 recorded for the acquisition obligation (see Note 6).  The relative fair value of the tangible assets of $38,000 was expensed to research and development as of the acquisition date.

As of July 31, 2015, the intangible assets (patents) are fully amortized. As of July 31, 2014, the intangible assets (patents) are stated net of accumulated amortization of approximately $2,788,000. The intangible assets (patents) were amortized on a straight-line basis over the estimated remaining useful lives of the assets, determined as four years from the date of acquisition.  Amortization expense for the years ended July 31, 2015, 2014 and 2013 was approximately $465,000, $697,000 and $697,000, respectively

In accordance with the provisions of the applicable authoritative guidance, the Company’s long-lived assets and amortizable intangible assets are tested for impairment whenever events or changes in circumstances indicate that their carrying value may not be recoverable.  The Company assesses the recoverability of such assets by determining whether their carrying value can be recovered through undiscounted future operating cash flows, including its estimates of revenue driven by assumed market segment share and estimated costs.  If impairment is indicated, the Company measures the amount of such impairment by comparing the fair value to the carrying value.  During the years ended July 31, 2015 and 2014, no impairment was recorded.

Note 7—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 6).  Amendments were entered into which obligated the Company to make certain payments on certain dates. In addition, in consideration of the two amendments entered into, the Company issued to Inovio a warrant to purchase 50,000 shares of common stock pursuant to the first amendment and a warrant to purchase 150,000 shares of common stock pursuant to the second amendment. The Company evaluated these warrants and determined that each met the criteria for equity classification.

In accordance with ASC 835-30 “Interest on Receivables and Payables”, the future payments under the acquisition obligation were discounted using the incremental borrowing rate of 5.0%, to arrive at an initial imputed interest discount on the obligation as of the acquisition date of approximately $174,000.  The imputed interest discount was recorded as a reduction to the relative fair value of the intangible assets acquired (see Note 6).  The discount was revised with each purchase agreement amendment.  Non-cash interest expense recognized during the years ended July 31, 2015, 2014 and 2013 was approximately $0, $21,000 and $83,000, respectively.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, were completed by December 31, 2013. At July 31, 2015 and July 31, 2014 there were no payment obligations outstanding under the Asset Purchase Agreement.

Note 8—Common Stock Transactions

Reverse Stock Split

On May 18, 2015, the Company effected a 1-for-20 reverse stock split. As a result, the accompanying consolidated financial statements for the annual prior periods presented have been retroactively adjusted to reflect the effects of the reverse stock split.

June 2015 Public Offering

On June 8, 2015, the Company closed a registered direct public offering of an aggregate of 2,469,091 shares of the Company’s common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million.  In connection with the June 2015 Public Offering, the Company paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of the Company’s common stock (the “June 2015 Placement Agent Warrants”).  The June 2015 Placement Agent Warrants will be exercisable at $6.88 per share as of December 8, 2015 and will expire on May 12, 2019. The fair value of the June 2015 Placement Agent Warrants was $571,868 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 88.40% and a risk free interest rate of 1.72%) and was recorded as an offering cost. The June 2015 Placement Agent Warrants and the shares of the Company’s common stock underlying the June 2015 Placement Agent Warrants have not been registered under the Securities Act. The Company completed an evaluation of the June 2015 Placement Agent warrants issued and determined the warrants should be classified as equity within the balance sheet.

June 2014 Public Offering

On June 6, 2014, the Company closed a registered public offering of an aggregate of 1,126,761 shares of the Company’s common stock and warrants to purchase an aggregate of 394,367 shares of common stock for gross proceeds to the Company of approximately $16.0 million (the “June 2014 Public Offering”).  After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants to the purchasers in the June 2014 Public Offering were approximately $14.9 million.  In connection with the June 2014 Public Offering, the Company paid placement agent and financial advisory fees equal to 6% of the gross proceeds of the June 2014 Public Offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the June 2014 Public Offering and an accountable legal expense reimbursement of $25,000.  In addition, the Company agreed to issue warrants to purchase an aggregate of up to 6% of the aggregate number of shares of Common Stock sold in the June 2014 Public Offering to the placement agent or its designees (the “June 2014 Placement Agent Warrants”).  The June 2014 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the June 2014 Public Offering, except that such warrants shall expire on May 12, 2019. The fair value of the June 2014 Placement Agent Warrants was $631,707 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 90.30% and a risk free interest rate of 1.53%), and was recorded as an offering cost. The June 2014 Placement Agent Warrants and the shares of the Company’s common stock underlying the June 2014 Placement Agent Warrants have not been registered under the Securities Act.

The fair value of the warrants issued the purchasers in connection with the June 2014 Public Offering, based on their fair value relative to the common stock issued, was $2,756,979 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 90.30%, and a risk-free interest rate of 1.53%).  The Company completed an evaluation of all of the warrants issued to the purchasers and determined the warrants should be classified as equity within the consolidated balance sheet.

September 2013 Public Offering

On September 18, 2013, the Company closed a registered public offering of an aggregate of 2,389,600 shares of the Company’s common stock and warrants to purchase an aggregate of 1,194,800 shares of common stock for gross proceeds to the Company of approximately $11.95 million (the “September 2013 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock and the warrants in the September 2013 Public Offering were approximately $11.1 million.

Pursuant to the terms of the securities purchase agreement, at the closing each purchaser was issued a warrant to purchase up to a number of shares of the Company’s common stock equal to 50% of the shares issued to such purchaser in the offering.  The warrants have an exercise price of $7.00 per share, are exercisable immediately upon issuance and have a term of exercise equal to four years from the date of issuance of the warrants, or September 18, 2017.

In connection with the September 13, 2013 Public Offering, the Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the offering. In addition, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of Common Stock sold in the offering, or 119,480, to the placement agent or its designees (the “September 2013 Placement Agent Warrants”). The September 2013 Placement Agent Warrants have substantially the same terms as the warrants issued to the purchasers in the offering, except that such warrants have an exercise price of $6.25 and shall expire on September 18, 2018.  The fair value of the September 2013 Placement Agent Warrants was $410,535 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 94.57%, and a risk-free interest rate of 1.43%), and was recorded as an offering cost.  The September 2013 Placement Agent Warrants and the shares of the Company’s common stock underlying the September 2013 Placement Agent Warrants have not been registered under the Securities Act.The fair value of the warrants issued in connection with the September 2013 Public Offering to the purchasers, based on their fair value relative to the common stock issued, was $2,461,008 (based on the Black-Scholes Option Pricing Model assuming no dividend yield, volatility of 83.62%, and a risk-free interest rate of 1.43%).  The Company completed an evaluation of all of the warrants issued in connection with this offering and determined the warrants should be classified as equity within the consolidated balance sheet.

Outstanding Warrants

At July 31, 2015, the Company had outstanding warrants to purchase 1,895,102 shares of common stock, with exercise prices ranging from $5.20 to $24.00, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and June 2019.

Dividends

The Company has not adopted any policy regarding payment of dividends and no dividends have been paid during the periods presented.

Note 9 — Stock-Based Compensation

In May 2011, the Company’s Board of Directors adopted the OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended, the “2011 Plan”).  The 2011 Plan was approved by the Company’s stockholders in March 2012 and originally authorized the Board of Directors to grant equity awards to employees, directors, and consultants for up to 260,000 shares of common stock.  On April 15, 2013, the Company’s stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 190,000 shares of common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 450,000 shares. On July 18, 2014, the Company’s stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 800,000 shares of common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 1,250,000 shares. In addition, the stockholders approved an automatic increase of the share reserve available under the 2011 Plan on the first business day of each calendar year by the lesser of 3% of the shares of common stock outstanding as of the last day of the immediately preceeding calendar year, 500,000 shares, or such lesser amount of shares as determined by the Board of Directors. On January 2, 2015, the shares reserved for issuance under the 2011 Plan was increased by 370,278. On July 31, 2015, the Company’s stockholders approved an amendment to the 2011 Plan to authorize the issuance of an additional 1,879,722 shares of common stock under the 2011 Plan, increasing the total number of shares reserved for issuance under the 2011 Plan to 3,500,000 shares. In addition, the annual fiscal year per-individual grant limitation was increased to 500,000 shares. Incentive stock options are to be granted at a price that is no less than 100% of the fair value of the stock at the date of grant.  Options vest over a period specified in individual option agreements entered into with grantees, and are exercisable for a maximum period of ten years after the date of grant.  Options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price no less than 110% of the fair value of the stock on the date of grant.

During the year ended July 31, 2015, the Company granted options to purchase 491,001, 37,500 and 80,000 shares of the Company’s common stock to employees, directors and consultants under the 2011 Plan, respectively. The options issued to employees under the 2011 Plan have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $5.60 to $10.60. The options issued to directors have a ten-year term, vest quarterly in equal increments over one year and have an exercise price of $7.60. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $6.01 to $7.80.

During the year ended July 31, 2014, the Company granted options to purchase 90,500, 37,500 and 38,000 shares of the Company’s common stock to employees, directors and consultants, respectively, under the 2011 Plan.  During the year ended July 31, 2014, the Company granted options to purchase 260,000 and 25,000 shares of the Company’s common stock to employees and consultants, respectively, outside of the 2011 Plan. The options issued to employees both within the 2011 Plan and outside of the 2011 Plan have a ten-year term, vest over a range of two to three years, and have exercise prices ranging from $6.20 to $16.10.  The options issued to directors have a ten-year term, vest quarterly in equal increments over one year, and have an exercise price of $16.10. The options issued to consultants both within the 2011 Plan and outside of the 2011 Plan have one- to ten-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $5.20 to $16.10.

During the year ended July 31, 2013, the Company granted options to purchase 34,250 and 15,000 shares of the Company’s common stock to employees and directors, respectively, under the 2011 Plan.  The options issued to employees have a ten-year term, vest over a range of two to three years, and have exercise prices ranging from $4.00 to $8.40.  The options issued to directors have a ten-year term, vest quarterly in equal increments over one year and have an exercise price of $5.00.  During the year ended July 31, 2013, the Company also granted options to purchase 101,500 shares of the Company’s common stock to consultants under the 2011 Plan. The options issued to consultants have three to ten year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $3.60 to $7.00.

The following assumptions were used to calculate the fair value of stock-based compensation during the years ended:

	July 31, 2015	July 31, 2014	July 31, 2013
Expected volatility	86.02% - 117.50%	83.62% - 93.27%	80.32% - 97.85%
Risk-free interest rate	0.36% - 2.13%	0.10% - 2.78%	0.31% - 1.97%
Expected forfeiture rate	0.00%	0.00%	0.00%
Expected dividend yield	—	—	—
Expected term	1.6 – 6.5 years	1 - 10 years	3 - 10 years

Expected price volatility is the measure by which the Company’s stock price is expected to fluctuate during the expected term of an option.  The Company exited shell status on March 24, 2011 and its stock became available for trading on April 8, 2011.  In situations where a public entity has limited historical data on the price of its publicly traded shares and no other traded financial instruments, authoritative guidance is provided on estimating this assumption by basing its expected volatility on the historical, expected, or implied volatility of similar entities whose share option prices are publicly available.  In making the determination as to similarity, the guidance recommends the consideration of industry, stage of life cycle, size and financial leverage of such other entities.  The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since its stock became available for trading, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company.

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

Stock-based compensation expense recognized in the Company’s statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures.  Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination.

Stock-based compensation expense recorded in the Company’s statement of operations for the years ended July 31, 2015, 2014 and 2013, respectively, resulting from stock options awarded to company’s employees, directors and consultants was approximately $2,548,000, $1,816,000 and $452,000, respectively.  Of these balances during the years ended July 31, 2015, 2014 and 2013, approximately $946,000, $666,000 and $41,000, respectively, was recorded to research and development, and approximately $1,346,000, $1,150,000 and $411,000, respectively, was recorded in general and administrative in the Company’s statement of operations. See Note 11, Commitments and Contingencies, regarding the impact of stock option modifications (due to a separation package) on stock-based compensation expense for the year ended July 31, 2015. During the years ended July 31, 2015, 2014 and 2013, the Company recorded approximately $58,000, $118,000 and $11,000 respectively, in research and development expense and $198,000, $119,000 and $289,000, respectively, in general and administrative expense for stock options granted to non-employees.

A summary of the Company’s stock option activity for the years ended July 31, 2015, 2014 and 2013 is as follows:

	Option Shares Outstanding (1)	Weighted-Average Exercise Price (1)	Aggregate Intrinsic Value ($000’s)
Balance at July 31, 2012	158,750	$4.80	$24
Granted	150,750	4.40	232
Exercised	(38,325)	3.60	52
Forfeited / Cancelled / Expired	(13,675)	6.60	9
Balance at July 31, 2013	257,500	4.60	372
Granted	451,000	13.20	1
Exercised	(89,999)	4.20	846
Forfeited / Cancelled / Expired	(30,456)	5.20	65
Balance at July 31, 2014	588,045	11.20	844
Granted	608,501	7.45	1
Exercised	(308)	5.60	1
Forfeited / Cancelled / Expired	(47,474)	12.29	46
Balance at July 31, 2015	1,148,764	9.20	216
Exercisable at July 31, 2015	616,511	$9.81	$206

(1) Recast to reflect the 1-for-20 reverse stock split effected May 2015

Range of Exercise Prices (1)	Number of Shares Outstanding	Weighted Average Contractual Life (in years)	Number Of Shares Exercisable	Weighted Average Remaining Contractual Life (in years)
$3.60 -16.10	1,148,764	8.2	$616,511	7.3

The weighted-average grant date fair value of stock options granted during the years ended July 31, 2015, 2014 and 2013 was $5.57, $9.40 and $2.80, respectively.  As of July 31, 2015, there was approximately $3.4 million of unrecognized non-cash compensation cost related to unvested options, which will be recognized over a weighted average period of 1.9 years. The weighted-average fair value of stock options vested during the years ended July 31, 2015, 2014 and 2013 was $7.12, $6.60 and $3.00.

Common Stock Reserved for Future Issuance

The following table summarizes common stock reserved for future issuance at July 31, 2015:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	1,148,764
Common Stock warrants	1,895,102
Common Stock options authorized for future grant under the 2011 Plan	2,652,434
5,696,300

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

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. The Company had an accrual of $0 and $0 for interest or penalties on the Company’s balance sheet at July 31, 2015 and July 31, 2014, respectively, and has recognized approximately $0, $41,000 and $0 of interest and/or penalties in the statement of operations for the year ended July 31, 2015, 2014 and 2013, respectively.

The Company is subject to taxation in the United States, California, New York, North Carolina and Washington. The Company’s tax years for 2008 and forward are subject to examination by the United States and California tax authorities due to the carry forward of unutilized net operating losses and research and development credits.

At July 31, 2015, the Company had federal and California income tax net operating loss carryforwards of approximately $40,330,000 and $39,009,000, respectively.  In addition, the Company has federal and California research and development tax credit carryforwards of approximately $660,000 and $694,000, respectively. The Company also has California Hiring Credits of approximately $9,300.  The federal net operating loss, research tax credit carryforwards and California net operating loss carryforwards will begin to expire in 2027 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has not completed a study to assess whether an ownership change has occurred, as defined by IRC Section 382/383 or whether there have been multiple ownership changes since the Company’s formation due to the complexity and cost associated with such a study, and the fact that there may be additional such ownership changes in the future.  Based on a preliminary assessment, the Company believes that an ownership change occurred in 2011. The Company estimates that if such a change did occur, the federal and state net operating loss carry-forwards and research and development credits that can be utilized in the future will be significantly limited. There can be no assurance that the Company will ever be able to realize the benefit of some or all of the federal and state loss carryforwards or the credit carryforwards, either due to ongoing operating losses or due to ownership changes, which limit the usefulness of the loss carryforwards.

Significant components of the Company’s deferred tax assets as of July 31, 2015 and 2014 are listed below:

	2015	2014
Net operating loss carryforwards	15,460,000	8,211,000
Credits	1,082,000	397,000
Start-up costs	56,000	61,000
Accumulated Depreciation	591,000	663,000
Other	1,691,000	877,000
Net deferred tax assets	18,880,000	10,209,000
Valuation allowance for deferred tax assets	(18,880,000)	(10,209,000)
Net deferred taxes	$—	$—

A valuation allowance of $18,880,000 and $10,209,000 at July 31, 2015 and 2014, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain.

A reconciliation of incomes taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2015	2014	2013
Federal tax benefit at the expected statutory rate	34.00%	34.00%	34.00%
State income tax, net of federal tax benefit	(0.01)%	(0.01)%	(0.01)%
Non-deductible expenses	(1.34)%	(0.45)%	(0.08)%
Change in valuation allowance	(34.55)%	(33.90)%	(33.93)%
Other	1.89%	—	—
Income tax benefit - effective rate	(0.01)%	(0.36)%	(0.02)%

Note 11—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On May 31, 2013, the Company entered into a 38-month lease agreement for office space to serve as our corporate headquarters in San Diego, California, commencing on July 1, 2013.  The initial base monthly rent is approximately $8,000, with scheduled annual increases of 3%.  Under the terms of the lease agreement, the Company received a tenant improvement allowance of approximately $60,000, which was classified as deferred rent and is being amortized on a straight-line basis over the term of the lease as a reduction to rent expense. Tenant improvements associated with the lease agreement are recorded as an addition to leasehold improvements and are being amortized over the shorter of the estimated useful life of the improvement or the remaining life of the lease. This lease has not been sublet or renegotiated.

Effective April 1, 2014, the Company entered into a short-term, 6-month sublease agreement for temporary office and laboratory space in Seattle, Washington to support its R&D operations. Effective July 1, 2014 the Company amended the sublease agreement to include additional lab benches and cubicle office space, which increased its rent obligations from $7,375 to $9,925 per month. Effective December 1, 2014, the Company entered into a second addendum sublease agreement to include 10 lab benches and additional office space, which increased its rent obligations from $9,925 to $12,450 per month. On April 1, 2015 the sublease was extended on the same terms, on a month-to-month basis.

Effective June 15, 2014, the Company entered into a 12-month lease agreement for 1,393 square feet of lab space in San Diego, California to further support its R&D operations. The base rent is approximately $2,300 per month. At expiration this lease was extended to December 31, 2015, with base rent at approximately $3,000 per month.

Effective April 15, 2015, the Company entered into a 12-month lease agreement for vivarium space for its R&D operations, with base rent at approximately $5,000 per month.

On December 31, 2014, the Company entered into a lease agreement for approximately 33,928 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California to serve as the Company’s new corporate headquarters and research and development laboratory. The lease term commences on or about October 16, 2015 and expires 120 months after commencement. The Company has an option to extend the lease for an additional 5 years, if notice is given within 12 months prior to the expiration of the lease term. The Company also has the right to terminate the lease after the expiration of the 84th month after the lease commencement so long as the Company delivers to the landlord a written notice of its election to exercise its termination right no less than 12 months in advance. The lease agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the term of the lease agreement. Upon commencement of the lease, 12 months of rent abatement is provided. The lease also provides for a tenant improvement (“TI”) fund of $6,107,040, which the landlord is solely responsible for and covers base building improvements. An additional TI allowance up to $508,920 is available to the Company, should we choose to use it, in the form of TI rent. The Company’s Corporate relocation is anticipated to be completed by November 2015 and as of October 9, 2015, we have not yet determined if any portion of the additional TI allowance is needed. In addition, the Company is required to share in certain operating expenses of the premises.In addition, the Company is required to share in certain operating expenses of the Premises. In December 2014, pursuant to the lease agreement, the Company delivered a security deposit of approximately $90,000.

Total rent expense for the years ended July 31, 2015, 2014 and 2013 was approximately $349,000, $141,000 and $128,000, respectively.

At July 31, 2015, future minimum lease payments under the non-cancelable operating leases are approximately as follows:

Year Ending July 31,	Operating Lease
2016	$190,000
2017	853,000
2018	1,136,000
2019	1,170,000
2020	1,206,000
Thereafter	6,944,000
Total minimum payments	$11,499,000

On March 6, 2015, the Company entered into two research and development services agreements, one with Rev.1 Engineering Inc. (“Rev.1”) and the other with Merlin CSI, LLC (“Merlin”). Each company has been engaged to perform research, development, testing, and regulatory filing services related to an engineering project. The Company will own intellectual property related to any potential candidate device that is developed by either party in the performance of the services under these agreements. The estimated total cost of the Rev.1 agreement is $3,383,000. The Company paid an initial deposit to Rev.1 of $350,000 upon signing the agreement and Rev.1 will use this deposit to offset 10% of each monthly invoice under the agreement, reducing the outstanding deposit accordingly. If the Company exercises its right to terminate the Rev.1 agreement before the completion of the engineering projects, the Company will forfeit the outstanding deposit amount to Rev.1. The estimated total cost of the Merlin agreement is $1,525,000. The Company may be responsible for additional costs, including the costs of preapproved expenses incurred by Merlin. As of July 31, 2015, the Company has paid approximately $1.4 million related to these two research and development agreements.

The Company has entered employment agreements with the Chief Executive Officer, Chief Financial Officer, Chief Scientific Officer and Chief Medical Officer of the Company.  Generally the terms of each agreement are such that if the Officer is terminated other than for cause, death or disability, or if the case of termination of employment with the Company is for good cause, the Officer shall be entitled to receive severance payments equal to either 6 or 12 months of his/her then-current annual base salary plus any accrued bonus and 6 or 12 months of benefits coverage.

On June 24, 2015, the Company and the Company’s former Chief Financial Officer (“CFO”) entered into a termination and separation agreement pursuant to which the Company agreed to pay severance of $309,833 (which included 30 days’ pay in lieu of notice under the respective, effective employment agreement), less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices and a pro rata bonus for 2015 equal to $35,100. The Company will also pay for 12 months of benefits coverage and the Company agreed to accelerate the vesting of 31,586 stock options as of the date of termination and to extend the exercise period for one year post-termination for all vested stock options. A release was signed in favor of the Company (subject to any statutory rights). At July 31, 2015, the Company has recorded a liability of approximately $354,000 in its balance sheet related to the former CFO’s separation package. In addition, the Company accounted for the stock option modification pursuant to ASC Topic 718. Based on a Black-Scholes Option Pricing Model (assuming a term of 1 year, no dividend yield, volatility of 74.61% and a risk free interest rate of .30%), the Company recorded at July 31, 2015 approximately $41,000 of additional stock-based compensation expense in its statement of operations related to the stock option modification. The additional stock-based compensation was categorized as general and administrative expense.

Note 12—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees up to 100% of eligible compensation, subject to the Internal Revenue Service imposed maximum limits. The terms of the plan allow for discretionary employer contributions. The Company currently matches 100% of its employees’ contributions, up to 6% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying statement of operations and totaled approximately $133,000 for the year ended July 31, 2015. The Company made no discretionary employer contributions to the 401(k) Plan during the fiscal years ended July 31 2014 and 2013.

Note 13—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a Director and the Chairman (formerly Executive Chairman) of Inovio.  The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 6 and the amendments (and related warrants) disclosed in Note 7, while performing his duties as Executive Chairman of Inovio.

Note 14—Quarterly Financial Data (Unaudited)

The following financial information reflects all normal recurring adjustments, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods. Summarized quarterly data for fiscal 2015 and 2014 are as follows:

	Year ended July 31 2015
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter
Selected quarterly financial data:
Revenue	$—	$—	$—	$—
Total operating expenses	(4,060,206)	(4,618,237)	(5,986,286)	(6,576,413)
Loss from operations	(4,060,206)	(4,618,237)	(5,986,286)	(6,576,413)
Net loss	$(4,061,116)	$(4,618,237)	$(5,987,345)	$(6,576,413)
Net loss applicable to common stockholders	$(4,061,116)	$(4,618,237)	$(5,987,345)	$(6,576,413)
Basic and diluted net loss per share (1) (2)	$0.33	$0.38	$0.48	$0.48

(1) Loss per share is computed independently for each of the quarters presented.

Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(2) Recast to reflect the 1-for-20 reverse stock split effected May 2015

	Year ended July 31 2014
	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter	Quarter

Selected quarterly financial data:
Revenue	$—	$—	$—	$—
Total operating expenses	(1,988,493)	(2,601,780)	(3,816,030)	(3,543,358)
Loss from operations	(1,988,493)	(2,601,780)	(3,816,030)	(3,543,358)
Net loss	$(2,051,486)	$(2,600,429)	$(3,816,844)	$(3,543,358)
Net loss applicable to common stockholders	$(2,051,486)	$(2,600,429)	$(3,816,844)	$(3,543,358)
Basic and diluted net loss per share (1) (2)	$0.28	$0.29	$0.37	$0.30

(1) Loss per share is computed independently for each of the quarters presented.

Therefore, the sum of the quarterly net loss per share will not necessarily equal the total for the year.

(2) Recast to account for the 1-for-20 reverse stock split effected May 2015.

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

10.10#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Robert Slansky (incorporated by reference to our Current Report on From 8-K, filed on June 25, 2015)

10.11#	Form of Executive Employment Agreement, dated September 16, 2014, by and between the Company and Mai Hope Le (incorporated by reference to our Current Report on From 8-K, filed on September 19, 2014)

10.12

Form of Securities Purchase Agreement, dated as of June 3, 2015, by and among the Company and the purchaser identified on the signature pages thereto (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2015)

Exhibit Number	Description of Exhibit
10.13	Form of Share Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on March 24, 2011)

10.14

Sponsored Research Agreement, dated as of June 4, 2013 by and among OncoSec Medical Incorporated, Old Dominion University and The Frank Reidy Research Center for Bioelectrics (incorporated by reference to our Quarterly Report on Form 10-Q, filed December 16, 2013)

10.15

Form of Registration Rights Agreement, dated June 24, 2011, by and among OncoSec Medical Incorporated and the purchasers identified therein (incorporated by reference to our Current Report on Form 8-K, filed June 27, 2011)

10.16	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

10.17

Form of Securities Purchase Agreement, dated as of June 3, 2014, by and among the Company and the purchaser identified on the signature pages thereto (incorporated by reference to our Current Report on Form 8-K, filed on June 4, 2014)

10.18	Placement Agency Agreement, dated as of June 3, 2014, by and between the Company and H. C. Wainright & Co., LLC (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

10.19

Amendment to Asset Purchase Agreement, dated September 28, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

10.20	Form of Series A (incorporated by reference to our Current Report on Form 8-K, filed on June 27, 2011)

10.21	Share Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on October 3, 2011)

10.22	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.23

Second Amendment to Asset Purchase Agreement, dated March 24, 2012, by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.24	Common Stock Purchase Warrant (issued to Inovio Pharmaceuticals on March 24, 2012) (incorporated by reference to our Current Report on Form 8-K, filed on March 29, 2012)

10.25	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

10.26

Standard Industrial Lease, dated May 31, 2013, by and between OncoSec Medical Incorporated and H.G. Fenton Property Company (incorporated by reference to our Current Report on Form 8-K, filed on June 6, 2013)

10.27#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated (incorporated by reference to our Registration Statement on Form S-8, filed on July 28, 2014, File No. 333-197678)

10.28

Securities Purchase Agreement, dated September 16, 2013, by and among OncoSec Medical Incorporated and the purchasers party thereto (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

10.29	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

Exhibit Number	Description of Exhibit
10.30

Placement Agent Agreement, dated August 16, 2013, by and between OncoSec Medical Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to our Registration Statement on Form S-1/A, filed on August 16, 2013, File No. 333-189516)

10.31

Amendment to Placement Agent Agreement, dated September 11, 2013, by and between OncoSec Medical Incorporated and H.C. Wainwright & Co., LLC (incorporated by reference to our Annual Report on Form 10-K, filed on September 27, 2013)

10.32

Research and Development Services Agreement, dated March 6, 2015, by and between OncoSec Medical Incorporated and Rev. 1 Engineering Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 11, 2015)

10.33

Research and Development Services Agreement, dated March 6, 2015, by and between OncoSec Medical Incorporated and Merlin CSI, LLC. (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on March 11, 2015)

10.34	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to our Current Report on Form 8-K, filed on January 2, 2015)

10.35	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 4, 2015)

21.1	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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