Form 10-Q
period 2015-10-31
ONCOSEC MEDICAL Inc
filed 2015-12-08
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                     TO

COMMISSION FILE NO. 000-54318

ONCOSEC MEDICAL INCORPORATED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0573252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5820 NANCY RIDGE DRIVE
SAN DIEGO, CA	92121
(Address of principal executive offices)	(Zip Code)

9810 Summers Ridge Road, Suite 110
SAN DIEGO, CA	92121
(Former Address of principal executive offices)	(Former Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐		Accelerated filer	☒

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐  No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 16,971,214 as of December 1, 2015.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2015

OncoSec Medical Incorporated

Condensed Balance Sheets

	(unaudited) October 31, 2015	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$26,896,369	$32,035,264
Prepaid expenses and other current assets	1,091,048	1,532,717
Total Current Assets	27,987,417	33,567,981
Property and equipment, net	2,223,391	1,807,982
Other long-term assets	187,442	214,127
Total Assets	$30,398,250	$35,590,090

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,909,725	$2,360,505
Accrued other	268,229	533,964
Total Liabilities	3,177,954	2,894,469

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 14,828,354 and 14,820,854 common shares as of October 31, 2015 and July 31, 2015, respectively	24,948	24,947
Additional paid-in capital	73,134,779	71,572,714
Warrants issued and outstanding — 1,895,102 warrants as of October 31, 2015 and July 31, 2015	7,704,103	7,704,103
Accumulated deficit	(53,643,534)	(46,606,143)
Total Stockholders’ Equity	27,220,296	32,695,621
Total Liabilities and Stockholders’ Equity	$30,398,250	$35,590,090

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statements of Operations (unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
Revenue	$—	$—
Expenses:
Research and development	3,659,313	2,501,268
General and administrative	3,375,906	1,558,938
Net loss before income taxes	(7,035,219)	(4,060,206)
Provision for income taxes	2,172	910
Net loss, net of tax	$(7,037,391)	$(4,061,116)
Basic and diluted net loss per common share (1)	$(0.47)	$(0.33)
Weighted average shares used in computing basic and diluted net loss per common share (1)	14,826,887	12,231,554

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statements of Cash Flows (unaudited)

	Three Months Ended October 31, 2015	Three Months Ended October 31, 2014
Operating activities
Net loss	$(7,037,391)	$(4,061,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	65,125	211,347
Loss on disposal of fixed assets	572	2,635
Stock-based compensation	1,562,066	611,240
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	441,669	30,324
Decrease in long-term assets	26,685	—
Increase (decrease) in accounts payable and accrued liabilities	549,221	(188,667)
Decrease in accrued other and taxes	(265,735)	(35,445)
Net cash used in operating activities	(4,657,788)	(3,429,682)
Investing activities
Purchases of property and equipment	(481,107)	(433,415)
Net cash used in investing activities	(481,107)	(433,415)
Net decrease in cash and cash equivalents	(5,138,895)	(3,863,097)
Cash and cash equivalents, at beginning of period	32,035,264	37,852,694
Cash and cash equivalents, at end of period	$26,896,369	$33,989,597

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$2,172	$910
Noncash investing and financing transaction:
Issuance of common stock in connection with a contractual agreement	$55,500	$—

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions Inc. The Company began its operations as a biotechnology company in March 2011, following its completion of the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011. The Company has not produced any revenues, nor has it commenced planned principal operations. The Company’s technology includes intellectual property relating to certain delivery technologies including ImmunoPulse™, an electroporation delivery device that is used in combination with the Company’s therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer. The Company has no subsidiaries.

During the quarter, the Company continued to enroll patients in its clinical programs: ImmunoPulse™ IL-12 monotherapy in patients with metastatic melanoma; ImmunoPulse™ IL-12 with pembrolizumab combination trial in patients with advanced, metastatic melanoma; head and neck squamous cell carcinoma; and, a triple negative breast cancer pilot study. In addition, the Company made further advancements toward prototypes of its next generation electroporation devices and continued its efforts in discovery research related to identifying and developing new immune-targeting agents for use with the ImmunoPulse™ platform.  The Company is planning to continue these program but focus its current and future efforts on developing clinically relevant data in breast cancer and additional combination trials.  The Company’s ImmunoPulse™ product candidates are based on the Company’s proprietary DNA-based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of October 31, 2015, condensed statements of operations for the three months ended October 31, 2015 and 2014 and the condensed statements of cash flow for the three months ended October 31, 2015 and 2014, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three months ended October 31, 2015 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended July 31, 2015, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2015. The balance sheet at July 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions and such balance commonly exceeds the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of October 31, 2015 and July 31, 2014, cash and cash equivalents were primarily comprised of cash in checking accounts.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in previous reporting periods with an inception to date loss of $53.6 million as of October 31, 2015.

As of October 31, 2015, the Company had cash and cash equivalents of approximately $26.9 million. The Company believes based on its projected fiscal year 2016 cash requirements and the funds raised in the November 2015 Public Offering (see footnote 11 below for further information) that its cash resources are sufficient to meet its anticipated needs at least through the next twelve months from the date of this filing. The Company will require additional financing to fund its future planned operations, including research and development and clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to seek to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financing.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining commercial loans, assuming those loans would be available, will increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity is provided below:

	October 31,	October 31,
	2015	2014
Stockholders’ equity at beginning of period	$32,695,621	$38,068,058
Net loss	(7,037,391)	(4,061,116)
Stock-based compensation	1,562,066	611,240

Stockholders’ equity at end of period	$27,220,296	$34,618,182

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

In connection with the closing of the Asset Purchase Agreement, the Company entered into a cross-license agreement with Inovio.  Under the terms of the agreement, the Company granted Inovio a fully paid-up, exclusive, worldwide license to certain of the acquired SECTA technology patents in the field of use of electroporation. No consideration was received by the Company, nor will Inovio be liable for future royalty fees related to this arrangement.  Inovio also granted the Company a non-exclusive, worldwide license to certain non-SECTA technology patents held by it in consideration for the following: (a) a fee for any sublicense of the Inovio technology, not to exceed 10%; (b) a royalty on net sales of any business the Company develops with the Inovio technology, not to exceed 1.5%; and (c) payment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license.  In addition, the Company agreed not to transfer this non-exclusive license apart from the assigned intellectual property.

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

As of July 31, 2015, the patents are fully amortized.  Amortization expense for the three-month period ended October 31, 2015 and 2014 were approximately $0 and $174,000, respectively. In addition, during the three-month period ended October 31, 2015 and 2014, no impairment was recorded.

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

Note 7— Recent Other Equity and Common Stock Transactions

At October 31, 2015, the Company had outstanding warrants to purchase 1,895,102 shares of common stock, with exercise prices ranging from $5.20 to $24.00, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and June 2019.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been declared or paid during the periods presented.

Note 8— Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three-month periods ended October 31, 2015 and 2014, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are marked-to-market generally each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status and became available for trading, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended October 31, 2015, the Company granted options to purchase 1,982,500, and 61,000 shares of the Company’s common stock to employees and directors, and consultants under the Company’s 2011 Stock Incentive Plan ( as amended, the “2011 Plan”), respectively. The options issued to employees and directors have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $4.15 to $6.21. The options issued to consultants have three-year terms, vest in accordance with the terms of the applicable agreement, and have an exercise price of $5.76 per share.

During the three months ended October 31, 2014, the Company granted options to purchase 107,500 and 25,000 shares of the Company’s common stock to employees and consultants under the 2011 Plan, respectively. The options issued to employees have a ten-year term, vest over a range of two to three years, and have exercise prices ranging from $8.80 to $10.40. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $7.80 to $8.60.

The following assumptions were used to calculate the fair value of stock-based compensation during the three months ended October 31, 2015 and 2014:

	October 31, 2015	October 31, 2014
Expected volatility	88.96% - 89.70%	88.82%-92.83%
Risk-free interest rate	0.86% - 1.74%	0.36%-2.13%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2.8 – 6.5 years	2 - 7 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three months ended October 31, 2015 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $1.5 million.  Of this balance, $0.3 million was recorded to research and development, and $1.2 million was recorded in general and administrative in the Company’s condensed statement of operations for the period ended October 31, 2015.

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three months ended October 31, 2014 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $0.6 million.  Of this balance, $0.3 million was recorded to research and development, and $0.3 million was recorded in general and administrative in the Company’s condensed statement of operations for the period ended October 31, 2014.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2015 and 2014 were $4.15 and $7.20, respectively.

Note 9—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition or results of operations.

On December 31, 2014, the Company entered into a lease agreement for approximately 33,928 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California to serve as the Company’s new corporate headquarters and research and development laboratory. The lease term commenced on October 19, 2015 and expires 120 months after commencement. The Company has an option to extend the lease for an additional 5 years, if notice is given within 12 months prior to the expiration of the lease term. The Company also has the right to terminate the lease after the expiration of the 84th month after the lease commencement so long as the Company delivers to the landlord a written notice of its election to exercise its termination right no less than 12 months in advance. The lease agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the term of the lease agreement. Upon commencement of the lease, 12 months of rent abatement is provided. The lease also provides for a tenant improvement (“TI”) fund of $6,107,040, which the landlord is solely responsible for and covers base building improvements. An additional TI allowance up to $508,920 was available to the Company, in the form of TI rent; however, the Company did not use it. The Company’s corporate relocation completed in October 2015 and it’s research and development lab relocation was completed in November 2015. In addition, the Company is required to share in certain operating expenses of the premises. In December 2014, pursuant to the lease agreement, the Company delivered a security deposit of approximately $90,000.

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

Note 11 — Subsequent Events

November 2015 Public Offering

On November 3, 2015, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with certain accredited investors (collectively, the “Purchasers”) pursuant to which the Company has agreed to issue and sell to the Purchasers in a registered public offering (the “November 2015 Public Offering”) an aggregate of 2,142,860 shares of the Company’s Common Stock (collectively, the “Shares”) and warrants to purchase an aggregate of 1,071,430 shares of the Company’s Common Stock (collectively, the “Warrants” and the shares issuable upon exercise of the Warrants, collectively, the “Warrant Shares”) at a purchase price of $3.50 per unit, for aggregate expected gross proceeds of approximately $7.5 million.  Net proceeds, after deducting the Placement Agent Fee (described below) and other estimated offering expenses payable by the Company, are expected to be approximately $6.9 million.  The November 2015 Public Offering closed on November 9, 2015.  The Company intends to use the net proceeds from the November 2015 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses.

Pursuant to the terms of the Securities Purchase Agreement, at the closing each Purchaser will be issued a Warrant to purchase up to a number of shares of the Company’s Common Stock equal to 50% of the shares issued to such Purchaser.  The Warrants have an exercise price of $4.50 per share, are exercisable six months after issuance and have a term of exercise equal to five and one-half years from the date of issuance of the Warrants.

Pursuant to a Placement Agent Agreement (the “Placement Agent Agreement”), dated November 3, 2015, by and between the Company and Wainwright, Wainwright agreed to act as the Company’s placement agent in connection with the November 2015 Public Offering.  Pursuant to the Placement Agent Agreement, the Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to 6.0% of the gross proceeds of the November 2015 Public Offering (the “Placement Agent Fee”), as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the November 2015 Financing and certain other expense reimbursements.  In addition, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of Common Stock sold in the November 2015 Public Offering to the placement agent or its designees (the “Placement Agent Warrants”).  Placement Agent Warrants shall have substantially the same terms as the Warrants to be issued to the Purchasers in the November 2015 Financing, except that such warrants shall have an exercise price of $4.375 and shall expire on the fifth anniversary of the closing date of the November 2015 Public Offering.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our Unaudited Condensed Financial Statements and the related notes thereto contained in Part I, Item 1 of this Report. The information contained in this Quarterly Report on Form 10-Q is not a complete description of our business or the risks associated with an investment in our common stock. We urge you to carefully review and consider the various disclosures made by us in this Report and in our other reports filed with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for the fiscal year ended July 31, 2015, our subsequent quarterly reports on Form 10-Q and our subsequent reports on Form 8-K, which discuss our business in greater detail.

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

Company Overview

As a biotechnology company, our mission is to focus on the advancement of immune system-stimulating treatments, with a focus on discovering and developing novel immuno-oncology therapies.  Our portfolio includes biologic immunology therapeutic product candidates intended to treat a wide range of tumor types.  Our technology also includes intellectual property relating to our ImmunoPulse™ delivery technology.  ImmunoPulse™ is an electroporation delivery device that we use in combination with our therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer.  This unique therapeutic modality is intended to reverse the immunosuppressive microenvironment in the tumor and engender a systemic anti-tumor response against untreated tumors in other parts of the body.  Our electroporation devices consist of an electrical pulse generator and disposable applicators, which can be adapted to treat different tumor types.

In August 2015, we enrolled the first patient into the Phase II investigator sponsored clinical trial led by the University of California, San Francisco to assess the anti-tumor activity, safety, and tolerability of the combination of ImmunoPulse™ IL-12, and Merck’s approved anti-PD-1 agent, KEYTRUDA® (pembrolizumab), in patients with unresectable metastatic melanoma. The primary endpoint is the best Overall Response Rate (bORR) of the combination regimen in patients whose tumors are characterized by low numbers of tumor-infiltrating lymphocytes. In September 2015, we announced the results from a Phase II clinical trial of ImmunoPulise™ IL-12 in patients with Merkel cell carcinoma (“MCC”). In the MCC study led by the University of Washington, 79% of patients (11/14) showed an increase in IL-12 protein levels in tumor biopsy samples obtained approximately 22 days after treatment compared to baseline, indicating that ImmunoPulse™ IL-12 leads to successful DNA transfection and sustained protein expression within the tumor microenvironment. ImmunoPulse™ IL-12 was well-tolerated, with no treatment-related adverse events above Grade 2 and no treatment-related serious adverse events. The most common adverse event was Grade 1 transient pain associated with the treatment procedure. Toward the end of October 2015, we enrolled the first patient in our biomarker-focused pilot study of ImmunoPulse™ IL-12 in patients with triple negative breast cancer (“TNBC”). We anticipate enrolling approximately 10 patients in the TNBC pilot study, led by Stanford University, with the primary objective of the study to evaluate the potential of ImmunoPulse™ IL-12 to promote a pro-inflammatory molecular and histological signature in tumor samples and the secondary objectives include the evaluation of safety and tolerability; evaluation of local ablation effect (% of necrosis) and description of other evidence of anti-tumor activity.  In addition to ImmunoPulse™ IL-12, we continue our research programs to identify and develop new immune-targeting agents for use with the ImmunoPulse™ platform.

Recent Events

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering with two healthcare focused funds for the purchase of 2,142,860 shares of our common stock at a price of $3.50 and warrants to purchase up to an aggregate of 1,071,430 shares of common stock. The warrants have an exercise price of $4.50 per share, a term of 5.5 years and become exercisable after 6 months. The gross proceeds of the offering were approximately $7.5 million. Net proceeds, after deducting the placement agent’s fee and other estimated offering expenses payable by us, were approximately $6.9 million. On November 9, the placement agents were also issued warrants to purchase an aggregate of up to 5% of the aggregate number of shares of common stock sold in this offering. The placement agent warrants have an exercise price of $4.375, are exercisable after 6 months of issuance and expire on November 9, 2020. We intend to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

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

Stock-Based Compensation

We grant equity-based awards under our stock-based compensation plan. We estimate the fair value of stock-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Stock-based compensation expense related to stock option grants issued to consultants not entirely vested at grant date are marked-to-market generally each month. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Results of Operations for the Three Months Ended October 31, 2015 Compared to the Three Months Ended October 31, 2014

The unaudited financial data for the three-month periods ended October 31, 2015 and October 31, 2014 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2015 ($)	October 31, 2014 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,659,313	2,501,268	1,158,045	46
General and administrative	3,375,906	1,558,938	1,816,968	**
Net loss before income taxes	(7,035,219)	(4,060,206)	2,975,013	73
Tax provision	2,172	910	1,262	**
Net loss	(7,037,391)	(4,061,116)	2,976,275	73

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

The $1.2 million increase in research and development expenses for the three-month period ended October 31, 2015, as compared to the three-month period ended October 31, 2014, is primarily the result of an increase of $0.7 million in other outside services to assist with the development of next-generation electroporation device prototypes, novel electroporation technologies and combination studies, an increase of $0.1 million in engineering and lab supplies primarily for discovery research, an increase of $0.1 million in salary related costs and an increase of $0.3 million in additional R&D related expenses consisting primarily of rent, conference fees and travel.

We expect to use our working capital for the advancement of our operational milestones. Our significant milestones currently include generating clinically relevant data in triple negative breast cancer and our current combination trial, designing additional combination trials, continuing our discovery research, but, on a more focused scale and continuing the advancement of our novel electroporation technologies by leveraging internal capabilities to analyze and test our next generation electroporation device prototypes.

Activities related to the above milestones are primarily conducted by our Engineering, Clinical and R&D departments. We estimate we may incur engineering costs of $3.3 million, clinical costs of $3.1 million and R&D costs of $5.1 million, in each case exclusive of personnel costs, stock-based compensation and depreciation, during our current fiscal year ending July 31, 2016 (“Fiscal 2016”).

General and Administrative

Our general and administrative expenses include expenses related to our executive, accounting and finance, compliance, information technology, legal, facilities, human resources, administrative and corporate communications activities. These expenses consist primarily of salaries, benefits, stock-based compensation costs, independent auditor costs, legal fees, consultants, travel, insurance, and public company expenses, such as stock transfer agent fees and listing fees in connection with listing on a national exchange.

The $1.8 million increase in general and administrative expenses for the three-month period ended October 31, 2015, as compared to the three-month period ended October 31, 2014, was primarily the result of an increase of $1.5 million in salary related costs, inclusive of stock-based compensation, an increase of $0.2 million in audit and legal fees primarily related to internal controls attestation and an increase of $0.1 million in outside services primarily related to corporate communications.

We expect our general and administrative expenses related to outside services to decrease in the near-term, as we leverage internal capabilities and increase productivity.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2015 and July 31, 2015 is summarized as follows:

	At October 31, 2015 ($)	At July 31, 2015 ($)
Current assets	27,987,417	33,567,981
Current liabilities	3,177,954	2,894,469
Working capital	24,809,463	30,673,512

Current Assets

Current assets as of October 31, 2015 decreased to approximately $28.0 million, in comparison to current assets of approximately $33.6 million as of July 31, 2015. This decrease in our current assets was primarily due to a decrease in cash from $32.0 million as of July 31, 2015, to $26.9 million as of October 31, 2015, which is attributable to the cash used in operations during the three-month period ended October 31, 2015.

Current Liabilities

Current liabilities as of October 31, 2015 increased to approximately $3.2 million, in comparison to our approximate current liabilities of $2.9 million as of July 31, 2015. This increase was primarily due to an increase in audit fees related to our fiscal year-end 2015 internal controls attestation and an increase is accrued expenses related to patient treatment costs for our on-going clinical studies.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three-month period ended October 31, 2015 was $4.7 million, as compared to $3.4 million for the three-month period ended October 31, 2014.  This increase was primarily related to research and development efforts related to next-generation electroporation devices, novel electroporation technologies and combination studies, and an increase in salary related expenses as a result of hiring additional personnel to support the growth in our operations and our corporate infrastructure.

Cash Used in Investing Activities

Cash used in investing activities for the three-month period ended October 31, 2015 was $0.5 million, as compared to $0.4 million for the three-month period ended October 31, 2014.  Investing activities in the current quarter relate to the purchase of property and equipment for our new corporate headquarters.

Cash Flow Provided by Financing Activities

There were no exercises of stock options, exercise of warrants or financings completed during the three-month period ended October 31, 2015.

Recent Equity Financings

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering of an aggregate of 2,142,860 shares of our common stock at a purchase price of $3.50 per share and warrants to purchase an aggregate of 1,071,430 shares of our common stock (the “November 2015 Public Offering”). The warrants have an exercise price of $4.50 per share, a term of 5.5 years and become exercisable after 6 months. The gross proceeds to us from the November 2015 Public Offering was approximately $7.5 million. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the November 2015 Public Offering were approximately $6.9 million.  In connection with the November 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 107,143 shares of our common stock.  The warrants issued to the placement agent are exercisable at an exercise price of $4.375 per, have a term of 5 years and become exercisable after 6 months. We intend to use the net proceeds from the November 2015 Public Offering for general corporate purposes, including clinical trials and research and development expenses.

June 2015 Public Offering

On June 8, 2015, we closed a registered direct public offering of an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million.  In connection with the June 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock.  The warrants issued to the placement agent are exercisable at an exercise price of $6.88 per share, are exercisable beginning December 8, 2015 and will expire on May 12, 2019. These warrants were classified as equity with a fair market value of $571,868 recorded in our balance sheet. We intend to use the net proceeds from the June 2015 Public Offering for general corporate purposes, including clinical trials and research and development expenses.

Cash Requirements

Our primary objectives for the next twelve-month period are to continue the advancement of our ImmunoPulse™ platform, while fine-tuning our focus on discovery research of new, novel immune-oncology products and optimizing our clinical programs. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our focus on innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer.

As we continue to focus on reducing expenses through leveraging our in-house capabilities and increasing productivity to reduce reliance on consultants and outside service providers, we currently estimate our operating expenses and working capital requirements for Fiscal 2016 to be approximately $22.6 million, although we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below (in millions).

Cash Requirements	Amount
Product development	$11.5
Employee compensation	7.7
General and administration	2.5
Professional services fees	0.9
$22.6

During the three-month period ended October 31, 2015, our operating cash outflow was approximately $4.7 million. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of Fiscal 2016 to range from approximately $1.8 million to $2.2 million per month. In general, our cash outflows for future periods may increase as we expand our business, increase our headcount and further our development activities. We expect our current funds, coupled with the cash raised in the November 2015 Public Offering, to be sufficient to allow us to continue to operate our business for at least the next twelve months from the date of filing these financial statements.

During the first quarter of Fiscal 2016, there were no exercises of warrants previously issued to investors of our equity securities. If the holders of warrants to purchase our common stock were to exercise their remaining outstanding warrants in full on a cash basis, we would receive an aggregate of approximately $21.7 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. As a result, we may never receive proceeds from the exercise of such warrants.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A.  RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. If any of the following events, risks or uncertainties actually occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. These Risk Factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We will need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and will need to raise additional funds in future periods in order to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $22.6 million. As of October 31, 2015, we had cash and cash equivalents of approximately $26.9 million.

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

Our success depends in large part on our ability to protect our intellectual property using a combination of patents, trade secrets, and confidentiality agreements.  Certain of our patents will expire in the near future, and we may have difficulties protecting our proprietary rights and technology and we may not be able to ensure their protection.

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

We have not generated any revenue from operations since our inception. During the quarter ended October 31, 2015, we incurred a net loss of approximately $7.0 million. From inception through October 31, 2015, we have incurred an aggregate net loss of approximately $53.6 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

We are required to evaluate our internal control systems in order to allow management to report on our internal controls as required by Section 404 of the Sarbanes-Oxley Act of 2002, and our management is required to attest to the adequacy of our internal controls. The U.S. Financial Accounting Standards Board and International Accounting Standards Board have been working together since 2002 to achieve convergence of and U.S. generally accepted accounting principles, or GAAP, and International Financial Reporting Standards, or IFRS. As GAAP and IFRS converge into a single set of high quality standards, implementing the new standards could require us to make adjustments to our previously reported financial statements and could require us to make significant investments in training, hiring, consulting, and information technology, among other investments. All of these and other reporting requirements and heightened corporate governance obligations that we face, or will face, will further increase the cost to us, perhaps substantially, of remaining compliant with our obligations under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and other applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act of 2010. In addition, we are an “accelerated filer”, which generally increases our reporting obligations and compliance costs as a public company.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Since March 2011, we have completed a number of offerings of our common stock and warrants and as of December 1, 2015, we have issued an aggregate of 16,971,214 shares of our common stock, including common stock underlying warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of the date of this Report, we have outstanding (i) options to purchase 3,160,158 shares of common stock and (ii) warrants to purchase 3,073,675 shares of our common stock. We have not issued any shares of our common stock as a result of warrant and option exercises during the first quarter of Fiscal 2016. In addition, we have as of December 1, 2015, 638,710 shares reserved for future issuance under our 2011 compensation plan. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

Item 2.                                                                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                                                                         DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                                                                         MINE SAFETY DISCLOSURES.

None.

Item 5.                                                                                                         OTHER INFORMATION.

None.

Item 6.                                                                                                         EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

10.1	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard B. Slansky

10.2	Executive Employment Agreement, effective November 1, 2015, by and between the Company and Sheela Mohan-Peterson

10.3	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the quarter ended October 31, 2015, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: December 8, 2015

/s/ Richard B. Slansky
By: Richard B. Slansky
(Principal Financial Officer)

Dated: December 8, 2015