Form 10-Q
period 2016-01-31
ONCOSEC MEDICAL Inc
filed 2016-03-08
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2016

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

(855) 662-6732

(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 16,971,214 as of March 4, 2016.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2016

OncoSec Medical Incorporated

Condensed Balance Sheets

	(unaudited) January 31, 2016	July 31, 2015
Assets
Current assets
Cash and cash equivalents	$28,845,271	$32,035,264
Prepaid expenses and other current assets	1,219,218	1,532,717
Total Current Assets	30,064,489	33,567,981
Property and equipment, net	2,675,294	1,807,982
Other long-term assets	188,376	214,127
Total Assets	$32,928,159	$35,590,090

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,405,093	$2,360,505
Accrued compensation	605,683	501,446
Total Current Liabilities	4,010,776	2,861,951
Other long-term liabilities	325,053	32,518
Total Liabilities	4,335,829	2,894,469

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 16,971,214 and 14,820,854 common shares as of January 31, 2016 and July 31, 2015, respectively	25,162	24,947
Additional paid-in capital	79,705,843	71,572,714
Warrants issued and outstanding — 3,073,675 and 1,895,102 warrants as of January 31, 2016 and July 31, 2015, respectively	9,542,579	7,704,103
Accumulated deficit	(60,681,254)	(46,606,143)
Total Stockholders’ Equity	28,592,330	32,695,621
Total Liabilities and Stockholders’ Equity	$32,928,159	$35,590,090

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statements of Operations (unaudited)

	Three Months Ended January 31, 2016	Three Months Ended January 31, 2015	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
Revenue	$—	$—	$—	$—
Expenses:
Research and development	4,113,582	2,859,894	7,772,895	5,361,162
General and administrative	2,924,138	1,758,343	6,300,044	3,317,281
Loss from operations	(7,037,720)	(4,618,237)	(14,072,939)	(8,678,443)
Net loss before income taxes	(7,037,720)	(4,618,237)	(14,072,939)	(8,678,443)
Provision for income taxes	—	—	2,172	910
Net loss	$(7,037,720)	$(4,618,237)	$(14,075,111)	$(8,679,353)
Basic net loss per common share (1)	$(0.42)	$(0.38)	$(0.89)	$(0.71)
Diluted net loss per common share (1)	$(0.42)	$(0.38)	$(0.89)	$(0.71)
Weighted average shares used in computing basic net loss per common share (1)	16,761,586	12,312,582	15,794,970	12,272,068
Weighted average shares used in computing diluted net loss per common share (1)	16,761,586	12,312,582	15,794,970	12,272,068

(1) See Note 1, “Reverse Stock Split”

The accompanying notes are an integral part of these condensed financial statements

OncoSec Medical Incorporated

Condensed Statements of Cash Flows (unaudited)

	Six Months Ended January 31, 2016	Six Months Ended January 31, 2015
Operating activities
Net loss	$(14,075,111)	$(8,679,353)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	151,601	431,650
Loss on disposal of property and equipment	41,989	2,636
Stock-based compensation	3,030,225	1,016,771
Common stock issued for services	—	30,000
Changes in operating assets and liabilities:
(Increase) in prepaid expenses and other current assets	313,499	(163,758)
(Increase) decrease in other long-term assets	25,751	(186,533)
Increase in accounts payable and accrued liabilities	1,100,097	181,632
Increase in accrued compensation	104,237	—
Increase in other long-term liabilities	292,534	—
Net cash used in operating activities	(9,015,178)	(7,366,955)
Investing activities
Purchases of property and equipment	(1,060,910)	(563,516)
Net cash used in investing activities	(1,060,910)	(563,516)
Financing activities
Proceeds from issuance of common stock and warrants	7,500,010	—
Payment of financing and offering costs	(613,915)	—
Proceeds from exercise of warrants and stock options	—	776,995
Net cash provided by financing activities	6,886,095	776,995
Net (decrease) in cash	(3,189,993)	(7,153,476)
Cash and cash equivalents, at beginning of period	32,035,264	37,852,694
Cash and cash equivalents, at end of period	$28,845,271	$30,699,218

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$2,172	$910

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$242,143	$—
Issuance of common stock in connection with a contractual agreement	$55,500	$—

The accompanying notes are an integral part of these condensed financial statements

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) began its operations as a biotechnology company in March 2011, following its completion of the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011. The Company has not produced any revenues, nor has it commenced planned principal operations. The Company’s technology includes intellectual property relating to certain delivery technologies including ImmunoPulse™, an electroporation delivery device that is used in combination with the Company’s therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions Inc. The Company has no subsidiaries.

During the quarter, the Company continued to enroll patients in the following clinical programs: ImmunoPulse™ IL-12 monotherapy in patients with metastatic melanoma; ImmunoPulse™ IL-12 with pembrolizumab combination trial in patients with advanced, metastatic melanoma; and a biomarker-focused pilot study of ImmunoPulse™ IL-12 in triple negative breast cancer. In addition, the Company made further advancements toward prototypes of its next generation electroporation devices and performed an internal assessment of its efforts in discovery research to identify new gene combinations for use with the ImmunoPulse™ platform.  The Company plans to discontinue its head and neck clinical trial to focus its efforts on moving ImmunoPulse™ IL-12 toward a potential registration pathway for metastatic melanoma and to pursue clinically relevant data in breast cancer and additional combination trials.  The Company’s ImmunoPulse™ product candidates are based on the Company’s proprietary DNA-based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of January 31, 2016, condensed statements of operations for the three and six months ended January 31, 2016 and 2015 and the condensed statements of cash flow for the six months ended January 31, 2016 and 2015, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and six months ended January 31, 2016 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended July 31, 2015, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2015. The balance sheet at July 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Reclassifications

Certain amounts in the condensed balance sheet for the year ended July 31, 2015 and the condensed statement of cash flows for the year ended July 31, 2015 have been reclassified to conform the interim presentation of accrued compensation and other long-term liabilities.

Note 2—Significant Accounting Policies

Segment Reporting

The Company operates in a single industry segment — the discovery and development of novel immunotherapeutic product candidates to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures made in the accompanying notes to the financial statements.  The Company’s significant estimates pertain to stock-based compensation expense — see Footnote 9. Actual results could differ materially from the estimates.

Recent Accounting Pronouncements

Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

In February 2016, the FASB issued new lease accounting guidance in Accounting Standards Update No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting, however, remains largely unchanged. In addition, the new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. The Company also believes that adoption of this new guidance will not have a material impact on the Company’s financial statements.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents.  As of January 31, 2016 and July 31, 2015, cash and cash equivalents were primarily comprised of cash in checking, savings and money market accounts.

The Company’s activities to date have been supported by equity financing.  It has sustained losses in previous reporting periods with an inception to date loss of $60.7 million as of January 31, 2016.

As of January 31, 2016, the Company had cash and cash equivalents of approximately $28.8 million. The Company believes based on its projected fiscal year 2016 cash requirements that its cash resources are sufficient to meet its anticipated needs at least through the next twelve months from the date of this filing. The Company will require additional financing to fund its future planned operations, including research and development, clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.  Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and debt financings.  If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted.  Obtaining loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments.  The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the six months ended January 31, 2016 and 2015 is provided below:

	January 31,	January 31,
	2016	2015
Stockholders’ equity at beginning of period	$32,695,621	$38,068,058
Net loss	(14,075,111)	(8,679,353)
Public Offering on November 9, 2015, net of issuance costs of $613,915	6,886,095	—
Stock-based compensation	3,030,225	1,016,771
Common stock issued in connection with a contractual agreement	55,500	—
Common stock issued for services	—	30,000
Exercise of common stock warrants	—	775,257
Exercise of common stock options	—	1,738

Stockholders’ equity at end of period	$28,592,330	$31,212,471

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered into the Asset Purchase Agreement with Inovio, whereby the Company acquired technology and related assets related to the use of drug-medical device combination products for the treatment of various cancers. .  In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the SECTA technology.  The transaction closed on March 24, 2011. The Asset Purchase Agreement has been amended by the parties to modify the schedule of payments to Inovio (see Note 6).

In connection with the closing of the Asset Purchase Agreement, the Company entered into a cross-license agreement with Inovio.  Under the terms of the agreement, the Company granted Inovio a fully paid-up, exclusive, worldwide license to certain of the acquired technology patents in the field of use of electroporation. No consideration was received by the Company, nor will Inovio be liable for future royalty fees related to this arrangement.  Inovio also granted the Company a non-exclusive, worldwide license to certain other technology patents held by it in consideration for the following: (a) a fee for any sublicense of the Inovio technology, not to exceed 10%; (b) a royalty on net sales of any business the Company develops with the Inovio technology, not to exceed 1.5%; and (c) payment to Inovio of any amount Inovio pays to one licensor of the Inovio technology that is a direct result of the license.  In addition, the Company agreed not to transfer this non-exclusive license apart from the assigned intellectual property.

The purchase price was allocated to the identified tangible and intangible assets acquired based on their relative fair values, which were derived from their individual estimated fair values of $38,000 and $2,962,000, respectively.  Included in the estimated fair value of the intangible assets is the value associated with the engineering and quality documentation acquired, which was determined to have no stand-alone value apart from the patents.  The relative fair value of the intangible assets of $2,962,000 was reduced by a discount of approximately $174,000 recorded for the acquisition obligation. The relative fair value of the tangible assets of $38,000 was expensed to research and development as of the acquisition date.

As of July 31, 2015, the patents are fully amortized.  Amortization expense for the three- and six- month periods ended January 31, 2016 and 2015 was approximately $0 and $174,000 and $0 and $349,000, respectively. In addition, during the three- and six- month period ended January 31, 2016 and 2015, no impairment was recorded.

Note 6—Acquisition Obligation

On March 24, 2011, the Company recorded an acquisition obligation for amounts due to Inovio in accordance with the Asset Purchase Agreement (see Note 5).  The Company entered into two subsequent amendments to the Asset Purchase Agreement, each of which modified the Company’s payment terms.   In addition,  the Company issued to Inovio a warrant to purchase 50,000 shares of common stock pursuant to the first amendment and a warrant to purchase 150,000 shares of common stock pursuant to the second amendment. The Company evaluated these warrants and determined that each met the criteria for equity classification.

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, were completed by December 31, 2013. At January 31, 2016 and January 31, 2015 there were no payment obligations outstanding under the Asset Purchase Agreement.

Note 7— Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31,	July 31,
	2016	2015
Computers and Equipment	$2,254,245	$1,589,914
Office Furniture	476,791	—
Computer Software	18,701	18,701
Leasehold Improvements	64,368	112,469
Construction In Progress	257,165	417,440
Property and Equipment, gross	3,071,270	2,138,524
Accumulated Depreciation	(395,976)	(330,542)
	$2,675,294	$1,807,982

Depreciation and amortization expense recorded for the three- and six- months period ended January 31, 2016 and 2015, was approximately $86,000 and $152,000 and approximately $46,000 and $83,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31,	July 31,
	2016	2015
Research & Development Costs	$2,552,327	$1,865,087
Professional Services Fees	242,992	213,122
Office Equipment	253,629	69,900
Rent-related	52,837	—
Other	303,308	212,396
	$3,405,093	$2,360,505

Accrued Compensation

Accrued compensation is comprised of the following:

	January 31,	July 31,
	2016	2015
Separation Costs	$467,697	$353,909
Payroll Accrual	116,392	—
Relocation Costs	—	76,884
Stock Issuance Liability	—	55,500
401K Payable	21,245	14,329
Other	349	824
	$605,683	$501,446

Other Long-Term Liabilities

Other long-term liabilities is comprised of the following:

	January 31,	July 31,
	2016	2015
Deferred rent	$325,053	$32,518

Note 8— Recent Other Equity and Common Stock Transactions

At January 31, 2016, the Company had outstanding warrants to purchase 3,073,675 shares of common stock, with exercise prices ranging from $5.20 to $24.00, all of which were classified as equity instruments.  These warrants expire at various times between March 2016 and May 2021.

November 2015 Public Offering

On November 9, 2015, the Company closed the registered public offering of an aggregate of 2,142,860 shares of Common Stock and warrants to purchase an aggregate of 1,071,430 shares of Common Stock (collectively, the “Warrants”)  at a purchase price of $3.50 per unit pursuant to a Securities Purchase Agreement with investors dated November 3, 2015 (the “November 2015 Public Offering”).  Each purchaser was issued a warrant to purchase up to that number of shares of the Company’s Common Stock equal to 50% of the shares issued to such purchaser.  The Warrants have an exercise price of $4.50 per share, are exercisable six months after issuance and expire on May 9, 2021. The Company received aggregate gross proceeds of approximately $7.5 million and net proceeds, after deducting the Placement Agent Fee (described below) and other estimated offering expenses payable by the Company, of approximately $6.9 million in the November 2015 Public Offering.  The Company intends to use the net proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

On November 3, 2015, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with H.C. Wainwright & Co., LLC (“Wainright”), pursuant to which Wainright agreed to act as the Company’s placement agent in connection with the November 2015 Public Offering.  The Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to 6.0% of the gross proceeds of the November 2015 Public Offering (the “Placement Agent Fee”), as well as a non-accountable expense allowance equal to 1% of the gross proceeds of the November 2015 Financing and certain other expense reimbursements.  In addition, the Company agreed to issue warrants to purchase an aggregate of up to 5% of the aggregate number of shares of Common Stock sold in the November 2015 Public Offering, or 107,143 shares, to the placement agent or its designees (the “Placement Agent Warrants”).  The Placement Agent Warrants have substantially the same terms as the Warrants, except that they have an exercise price of $4.375 and expire on November 9, 2020.

The Company intends to use the net proceeds from the November 2015 Public Offering for general corporate purposes, including clinical trial expenses and research and development expenses. The fair value of Warrants, based on their fair value relative to the common stock issued, was approximately $1.6 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a 5.5 year life, volatility of 88.63%, and a risk-free interest rate of 1.75%).  The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the condensed balance sheet.

The fair value of the Placement Agent Warrants was $0.2 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a 5.0 year life, volatility of 89.08%, and a risk-free interest rate of 1.75%).  The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the condensed balance sheet.

June 2015 Public Offering

On June 8, 2015, the Company closed a registered direct public offering of an aggregate of 2,469,091 shares of its common stock at a purchase price of $5.50 per share, for gross proceeds of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million.  In connection with the June 2015 Public Offering, the Company paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock.  The warrants issued to the placement agent are exercisable at an exercise price of $6.88 per share, are exercisable beginning December 8, 2015 and will expire on May 12, 2019. The warrants were classified as equity with a fair market value of approximately $0.6 million recorded in our balance sheet.

The Company has not adopted any policy regarding payment of dividends.  No dividends have been declared or paid during the periods presented.

Note 9— Stock-Based Compensation

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three- and six- months period ended January 31, 2016 and 2015, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are generally marked-to-market each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status and became available for trading, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended January 31, 2016, the Company granted options to purchase 8,750 shares of the Company’s common stock to employees under the Company’s 2011 Stock Incentive Plan (as amended, the “2011 Plan”). The options issued have a ten-year term, vest over three years, and have exercise prices ranging from $3.44 to $4.29.

During the three months ended January 31, 2015, the Company granted options to purchase 21,250 shares of the Company’s common stock to employees under the 2011 Plan. The options issued have a ten-year term, vest over three years, and have exercise prices ranging from $7.80 to $10.60.

During the six months ended January 31, 2016, the Company granted options to purchase 2,052,250 shares of the Company’s common stock, of which 1,366,250 and 618,000 options were to employees and directors, respectively, and 68,000 options were to consultants under the 2011 Plan. The options issued to employees and directors have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $3.44 to $6.21. The options issued to consultants have three-year terms, vest in accordance with the terms of the applicable agreement, and have an exercise price of $5.76 per share.

During the six months ended January 31, 2015, the Company granted options to purchase 128,750 and 25,000 shares of the Company’s common stock to employees and consultants, respectively, under the 2011 Plan. The options issued to employees within the 2011 Plan have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $8.20 to $10.60. The options issued to consultants have one- to three-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $7.80 to $8.60.

The following assumptions were used to calculate the fair value of stock-based compensation during the three months ended January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
Expected volatility	88.31% - 88.37%	90.35%-91.86%
Risk-free interest rate	1.58% - 2.01%	1.31%-1.94%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	5 - 6.5 years	5 - 6.5 years

The following assumptions were used to calculate the fair value of stock-based compensation during the six months ended January 31, 2016 and 2015:

	January 31, 2016	January 31, 2015
Expected volatility	83.57% - 89.70%	88.82%-93.11%
Risk-free interest rate	0.86% - 2.01%	0.36%-2.13%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2.6 - 6.5 years	2 - 6.5 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and six- months period ended January 31, 2016 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $1.5 million and $3.0 million, respectively.  Of this balance, $0.2 million and $0.5 million was recorded to research and development, respectively, and $1.3 million and $2.5 million, respectively, was recorded in general and administrative in the Company’s condensed statement of operations for the period ended January 31, 2016.

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and six- months period ended January 31, 2015 resulting from stock-based compensation awarded to the Company’s employees, directors and consultants was approximately $0.4 million and $1.0 million, respectively.  Of this balance, $0.2 million and $0.5 million was recorded to research and development, respectively, and $0.2 million and $0.5 million, respectively, was recorded in general and administrative in the Company’s condensed statement of operations for the period ended January 31, 2015

The weighted-average grant date fair value of stock options granted during the three- and six- months period ended January 31, 2016 and 2015 were $2.81 and $4.14, respectively, and $6.40 and $4.60, respectively.

Note 10—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition, or results of operations.

On December 27, 2015, upon the resignation of Dr. Mai Le, the Company’s Chief Medical Officer, the Company and Dr. Le entered into a Separation and Release Agreement, effective December 31, 2015, pursuant to which the Company agreed to pay Dr. Le severance of $286,000, less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices. Dr. Le will also be eligible to receive a bonus for calendar year 2015, should the Company’s Board of Directors or Compensation Committee thereof choose to grant discretionary bonuses to the Company’s officers. Dr. Le signed a release in favor of the Company (subject to her statutory rights). As of January 31, 2016, the Company has recorded approximately $300,000 in accrued compensation in its condensed balance sheet related to this agreement.

On December 31, 2014, the Company entered into a lease agreement for approximately 34,000 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California to serve as the Company’s new corporate headquarters and research and development laboratory. The lease term commenced on October 19, 2015 and expires 120 months after commencement. The Company has an option to extend the lease for an additional 5 years, if notice is given within 12 months prior to the expiration of the lease term. The Company also has the right to terminate the lease after the expiration of the 84th month after the lease commencement so long as the Company delivers to the landlord a written notice of its election to exercise its termination right no less than 12 months in advance. The lease agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the term of the lease agreement. Upon commencement of the lease, 12 months of rent abatement is provided. The Company’s corporate relocation was completed in October 2015 and its research and development lab relocation was completed in November 2015. In addition, the Company is required to share in certain operating expenses of the premises. In December 2014, pursuant to the lease agreement, the Company delivered a security deposit of approximately $90,000.

Note 11—Related Party Transactions

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

In August 2015, we enrolled the first patient into the Phase II investigator sponsored clinical trial led by the University of California, San Francisco to assess the anti-tumor activity, safety, and tolerability of the combination of ImmunoPulse™ IL-12, and Merck’s approved anti-PD-1 agent, KEYTRUDA® (pembrolizumab), in patients with unresectable metastatic melanoma. The primary endpoint is the best Overall Response Rate (bORR) of the combination regimen in patients whose tumors are characterized by low numbers of tumor-infiltrating lymphocytes. We currently are on track to complete enrollment by the end of calendar year 2016.

In September 2015, we announced the results from a Phase II clinical trial of ImmunoPulise™ IL-12 in patients with Merkel cell carcinoma (“MCC”). In the MCC study led by the University of Washington, 79% of patients (11/14) showed an increase in IL-12 protein levels in tumor biopsy samples obtained approximately 22 days after treatment compared to baseline, indicating that ImmunoPulse™ IL-12 leads to successful DNA transfection and sustained protein expression within the tumor microenvironment. ImmunoPulse™ IL-12 was well-tolerated, with no treatment-related adverse events above Grade 2 and no treatment-related serious adverse events. The most common adverse event was Grade 1 transient pain associated with the treatment procedure. This was a proof-of-concept study and with our announcement of these results, we do not plan to further advance the MCC program.

Toward the end of October 2015, we enrolled the first patient in our biomarker-focused pilot study of ImmunoPulse™ IL-12 in patients with triple negative breast cancer (“TNBC”). We anticipate enrolling approximately 10 patients in the TNBC pilot study, led by Stanford University, with the primary objective of the study to evaluate the potential of ImmunoPulse™ IL-12 to promote a pro-inflammatory molecular and histological signature in tumor samples and the secondary objectives include the evaluation of safety and tolerability; evaluation of local ablation effect (% of necrosis) and description of other evidence of anti-tumor activity.  We currently are on track to complete enrollment by the end of calendar year 2016.

In the second quarter of fiscal year 2016, we decided to pause further enrollment in our head and neck clinical trial to focus our development efforts toward a potential registration pathway for metastatic melanoma and to pursue clinically relevant data in breast cancer and additional combination trials.

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering with two healthcare focused funds for the purchase of 2,142,860 shares of our common stock at a price of $3.50 and warrants to purchase up to an aggregate of 1,071,430 shares of common stock. The warrants have an exercise price of $4.50 per share, are exercisable after six months and expire on May 9, 2021. The gross proceeds of the offering were approximately $7.5 million. Net proceeds, after deducting the placement agent’s fee and other estimated offering expenses payable by us, were approximately $6.9 million. At the closing, the placement agents were also issued warrants to purchase an aggregate of up to 5% of the aggregate number of shares of common stock sold in this offering, or 107,143 shares. The placement agent warrants have an exercise price of $4.375, are exercisable after 6 months of issuance and expire on November 9, 2020. The proceeds from this offering will be used for general corporate purposes, including clinical trial expenses and research and development expenses.

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

Results of Operations for the Three Months Ended January 31, 2016 Compared to the Three Months Ended January 31, 2015

The unaudited financial data for the three-month periods ended January 31, 2016 and January 31, 2015 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2016 ($)	January 31, 2015 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	4,113,582	2,859,894	1,253,688	44
General and administrative	2,924,138	1,758,343	1,165,795	66
Net loss before income taxes	(7,037,720)	(4,618,237)	2,419,483	52
Tax provision	—	—	—	—
Net loss	(7,037,720)	(4,618,237)	2,419,483	52

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates and electroporation technologies. These expenses also include certain clinical study expenses, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consisted of salaries, employee benefits, stock-based compensation costs, outside design and consulting services, laboratory supplies, contract research organization expenses and clinical study supplies. We expense all research and development costs in the periods in which they are incurred.

The $1.3 million increase in research and development expenses for the three-month period ended January 31, 2016, as compared to the three-month period ended January 31, 2015, is primarily the result of an increase of $0.9 million related to the progression of patient treatments in our clinical trials, an increase of $0.4 million related to salaries, inclusive of an accrual for the Chief Medical Officer’s separation pay, and an increase of $0.3 million in other outside services primarily related to consulting services to assist with the development of next-generation electroporation device prototypes, novel electroporation technologies and combination studies, offset by a decrease of $0.3 million in engineering and lab supplies as discovery research was temporarily paused as we transitioned our labs to our new headquarters.

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

The $1.2 million increase in general and administrative expenses for the three-month period ended January 31, 2016, as compared to the three-month period ended January 31, 2015, was primarily the result of an increase of $1.3 million in salary related costs, inclusive of stock-based compensation primarily due to the stock options granted in August and hiring additional personnel to support business and market development, offset by a decrease of $0.2 million in outside services primarily related to corporate communications and IT consulting as we continue to leverage our internal resources in these areas.

Results of Operations for the Six Months Ended January 31, 2016 Compared to the Six Months Ended January 31, 2015

The unaudited financial data for the six-month periods ended January 31, 2016 and January 31, 2015 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2016 ($)	January 31, 2015 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	7,772,895	5,361,162	2,411,733	45
General and administrative	6,300,044	3,317,281	2,982,763	90
Net loss before income taxes	(14,072,939)	(8,678,443)	5,394,496	62
Tax provision	2,172	910	1,262	**
Net loss	(14,075,111)	(8,679,353)	5,395,758	62

** Percentage increase/(decrease) is greater than 100%.

Research and Development Expenses and Operational Milestones

The $2.4 million increase in research and development expenses for the six-month period ended January 31, 2016, as compared to the six-month period ended January 31, 2015 is primarily the result of an increase of $1.3 million related to the progression of patient treatments in our clinical trials, an increase of $1.0 million in outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies and an increase of $0.5 million in salary related expenses, inclusive of an accrual for the Chief Medical Officer’s separation pay, offset by a decrease of $0.3 million in amortization expense due to our intangible assets being fully amortized and a decrease of $0.2 million related to reduced engineering and lab supplies as discovery research was temporarily paused as we transitioned our labs to our new headquarters.

We expect to use our working capital for the advancement of our operational milestones. Our significant milestones currently include generating clinically relevant data in TNBC and our current combination trial, designing additional combination trials, continuing our discovery research focus on a novel gene combination and developing an ImmunoPulse IL-12 registration pathway for metastatic melanoma.

Activities related to the above milestones are primarily conducted by our Engineering, Clinical and R&D (or, “discovery research”) departments. We estimate we may incur engineering/quality assurance costs of $3.0 million, clinical costs of $3.0 million and discovery research costs of $3.9 million, in each case exclusive of personnel costs, stock-based compensation and depreciation, during our current fiscal year ending July 31, 2016 (“Fiscal 2016”).

General and Administrative

The $3.0 million increase in general and administrative expenses for the six-month period ended January 31, 2016, as compared to the six-month period ended January 31, 2015, was primarily the result of an increase of $2.6 million in salary related costs due to hiring additional personnel to support business and market development, inclusive of stock-based compensation primarily related to stock options granted to corporate management, an increase of $0.2 million in audit fees related to our fiscal-year end 2015 internal controls attestation and an increase of $0.2 million related primarily to rent expense and other operational costs related to our new corporate headquarters.

We expect our general and administrative expenses related to outside services to decrease in the near-term, as we continue to leverage internal capabilities and increase productivity.

Liquidity and Capital Resources

Working Capital

Our working capital as of January 31, 2016 and July 31, 2015 is summarized as follows:

	At January 31, 2016 ($)	At July 31, 2015 ($)
Current assets	30,064,489	33,567,981
Current liabilities	4,010,776	2,861,951
Working capital	26,053,713	30,706,030

Current Assets

Current assets as of January 31, 2016 decreased to approximately $30.1 million, in comparison to current assets of approximately $33.6 million as of July 31, 2015. This decrease in our current assets was primarily due to a decrease in cash from $32.0 million as of July 31, 2015, to $28.8 million as of January 31, 2016, which is attributable to the cash used in operations during the six-month period ended January 31, 2016, offset by the $6.9 million of net proceeds from the November 2015 financing.

Current Liabilities

Current liabilities as of January 31, 2016 increased to approximately $4.0 million, in comparison to our approximate current liabilities of $2.9 million as of July 31, 2015. This increase was primarily due to an increase in patient treatment costs for our on-going clinical studies.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the six-month period ended January 31, 2016 was $9.0 million, as compared to $7.4 million for the six-month period ended January 31, 2015.  This increase was primarily related to the progression of our on-going clinical trials, research and development efforts related to next-generation electroporation devices, novel electroporation technologies and combination studies, and an increase in salary related expenses as a result of hiring additional personnel to support business and market development and discovery research.

Cash Used in Investing Activities

Cash used in investing activities for the six-month period ended January 31, 2016 was $1.1 million, as compared to $0.6 million for the six-month period ended January 31, 2015.  Investing activities in the current quarter relate to the purchase of property and equipment for our new corporate headquarters, inclusive of the laboratory equipment.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $6.9 million for the six-month period ended January 31, 2016, as compared to $0.8 million for the comparable six-month period ended January 31, 2015. The increase is due to the proceeds from the November 2015 financing, whereas in the prior year period proceeds resulted from option and warrant exercises.

Recent Equity Financings

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering of an aggregate of 2,142,860 shares of our common stock at a purchase price of $3.50 per share and warrants to purchase an aggregate of 1,071,430 shares of our common stock in the November 2015 Public Offering. The warrants have an exercise price of $4.50 per share, are exerciseable on May 9, 2016 and expire on May 9, 2021. The warrants were classified as equity at a relative fair market value to common stock of approximately $1.6 million recorded in our balance sheet. The gross proceeds to us from the November 2015 Public Offering was approximately $7.5 million. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the November 2015 Public Offering were approximately $6.9 million.  In connection with the November 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 107,143 shares of our common stock.  The warrants issued to the placement agent are exercisable at an exercise price of $4.375 per, have a term of 5 years are exercisable on May 9, 2016 and expire on November 9, 2020. The warrants were classified as equity with a fair market value of approximately $0.2 million in our balance sheet. We will use the net proceeds from the November 2015 Public Offering for general corporate purposes, including clinical trials and research and development expenses.

June 2015 Public Offering

On June 8, 2015, we closed a registered direct public offering of an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million.  In connection with the June 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to 6% of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to 1% of the gross proceeds, and (ii) warrants to purchase up to an aggregate of 5% of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock.  The warrants issued to the placement agent are exercisable at an exercise price of $6.88 per share, are exercisable beginning December 8, 2015 and will expire on May 12, 2019. The warrants were classified as equity  with a fair market value of approximately $0.6 million recorded in our balance sheet. We will use the net proceeds from the June 2015 Public Offering for general corporate purposes, including clinical trials and research and development expenses.

Cash Requirements

Our primary objectives for the next twelve-month period are to continue the advancement of our ImmunoPulse™ platform, inclusive of developing an ImmunoPulse™ IL-12 registration pathway for metastatic melanoma, completing the triple negative breast cancer pilot study and current combination study and developing a new combination trial. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our focus on innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer.

As we continue to focus on reducing expenses through leveraging our in-house capabilities to reduce reliance on consultants and outside service providers and as we continue to pursue our business plan, we currently estimate our operating expenses and working capital requirements for Fiscal 2016 to be approximately $20.9 million, although we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below (in millions).

Cash Requirements	Amount
Product development	$9.8
Employee compensation	3.4
General and administration	6.1
Professional services fees	1.6
$20.9

During the six-month period ended January 31, 2016, our operating cash outflow was approximately $9.0 million. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of Fiscal 2016 to range from approximately $1.5 million to $1.9 million per month. In general, our cash outflows for future periods may increase as we continue to operate our business and pursue our mission to discover and develop novel immuno-oncology therapies. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months from the date of filing these financial statements.

During the six-month period ended January 31, 2016, there were no exercises of warrants previously issued to investors of our equity securities. If the holders of warrants to purchase our common stock were to exercise their remaining outstanding warrants in full on a cash basis, we would receive an aggregate of approximately $27.0 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. In addition, currently all 3,073,675 warrants outstading are out-of-the-money. As a result, we may never receive proceeds from the exercise of such warrants.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our primary exposure to market risk due to changes in interest rates relates primarily to the increase or decrease in the amount of interest income we can earn on our investments. The primary objective of our investment activities is to preserve principal. Our risk associated with fluctuating interest rates is limited to our investments in interest rate sensitive financial instruments and we do not use interest rate derivative instruments to manage exposure to interest rate changes. We mitigate default risk by investing in investment grade securities. A hypothetical 100 basis point adverse move in interest rates along the entire interest rate yield curve would not materially affect the fair value of our interest sensitive financial instruments due to their relatively short term nature.

Cash and cash equivalents as of January 31, 2016 were $28.8 million and were primarily invested in interest bearing money market, checking and sasvings accounts. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would not have had a material effect on net loss for the three and six months ended January 31, 2016.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended January 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate any cash from operations and will need to raise additional funds in future periods in order to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $20.9 million. As of January 31, 2016, we had cash and cash equivalents of approximately $29 million.

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

We may not be able to obtain additional financing if the volatile and uncertain conditions in the capital and financial markets, and more particularly the market for early-development-stage biotechnology and life science company stocks, persist. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our Company.

Our success depends in large part on our ability to protect our intellectual property using a combination of patents, trade secrets, and confidentiality agreements.  Certain of our patents will expire in the near future, and we may have difficulties protecting our proprietary rights and technology and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, and trade secret protection of our product candidates and their respective components, including devices, formulations, manufacturing methods, and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities.  As we describe in our Annual Reports on Form 10-K, most recently filed on October 14, 2015, we have patent protection for components of our ImmunoPulse™ product candidates. Our current device portfolio includes US6,014,584, US6,055,453, US6,068,650, US6,181,964, US6,216,034, US6,233,482, US6,241,701,US6,516,233, US7,412,284, and EP999867, which cover our current clinical device. These patents will expire between 2017 and 2018, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell, or importing our current clinical device. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and products.

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

We have not generated any revenue from operations since our inception. During the quarter ended January 31, 2016, we incurred a net loss of approximately $7.0 million. From inception through January 31, 2016, we have incurred an aggregate net loss of approximately $60.7 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our or our partners’ trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. We have one clinical trial currently open for enrollment to assess our ImmunoPulse™ IL-12 single-agent therapy in patients with metastatic melanoma and one biomarker-focused pilot study of ImmunoPulse™ IL-12 in patients with triple negative breast cancer open for enrollment. In addition, a Phase 2 investigator sponsored clinical trial led by the University of California San Francisco to assess the combination of ImmunoPulse™ IL-12 and Merck’s anti-PD-1 antibody, KEYTRUDA® is also enrolling. If we cannot adequately demonstrate through the clinical trial process that a therapeutic product we are developing is safe and effective, regulatory approval of that product would be delayed or prevented, which would impair our reputation, increase our costs and prevent us from earning revenues. Even if a product candidate is approved, it may be approved for fewer or more limited indications than requested or the approval may be subject to the performance of significant post-marketing studies. In addition, regulatory agencies may not approve the labeling claims that are necessary or desirable for the successful commercialization of our product candidates. Any limitation, condition or denial of approval would have an adverse effect on our business, reputation and results of operations.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our Phase 2 clinical trials will be completed on schedule, if at all; however, current enrollment in the clinical trials suggest possible completion by the end of calendar 2016. We do not know whether any other pre-clinical or clinical trials will begin on time or be completed on schedule, if at all. In addition, a number of pre-clinical and clinical trials related to our product candidates are investigator-initiated and sponsored.  An investigator-initiated trial is a research effort in which the investigator designs and implements the study and the investigator or the institution acts as the study sponsor.  The trial sponsor has control over the design, conduct and timing of such trials, and we have limited or no control over the commencement and completion of such trials.

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

•                  our ability to obtain sufficient third-party payor coverage or reimbursement; and

•                  the willingness of patients to pay out-of-pocket in the absence of third-party payor coverage.

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

Certain federal and state healthcare laws and regulations may be applicable to our business, including:

•                  the federal Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

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

We have acquired the use of certain technology and related assets from the University of South Florida, or USF, pursuant to an exclusive milestone and royalty bearing license. US 8,026,223 covers our current therapeutic method. Patents have also been granted in Australia, and applications are pending in Canada, China, Japan, and Korea. This patent family will expire between 2025 and 2027. Method-of-use patents protect the use of a product for the specified method. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product for an indication that is outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

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

In addition to the risks and uncertainties described in this section of this Quarterly Report, other factors affecting the trading price and trading volume of our common stock may include:

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Since March 2011, we have completed a number of offerings of our common stock and warrants and as of March 4, 2016, we have issued an aggregate of 2,962,602 shares of our common stock related to the exercise of warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of the date of this Report, we have outstanding (i) options to purchase 2,942,724 shares of common stock and (ii) warrants to purchase 3,073,675 shares of our common stock. On March 4, 2016, we have issued options to purchase 599,500 shares of our common stock and 680,000 shares of restricted stock. In addition, we have as of March 4, 2016, 49,144 shares reserved for future issuance under our 2011 Stock Incentive Plan. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

If our common stock is delisted from The Nasdaq Capital Market or we are found noncompliant with Nasdaq regulations, our stock’s market price and liquidity could be negatively impacted.

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

Item 2.                                                                                                         UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3.                                                                                                         DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4.                                                                                                         MINE SAFETY DISCLOSURES.

None.

Item 5.                                                                                                         OTHER INFORMATION.

None.

Item 6.                                                                                                         EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2015)

10.1

Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and the signatories thereto (incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2015)

10.2

Placement Agency Agreement, dated as of November 3, 2015, by and among the Company and H.C. Wainright & Co., LLC (incorporated by reference to our Current Report on Form 8-K, filed on November 5, 2015)

10.3	Separation and Release Agreement, effective December 31, 2015, by and between the Company and Mai Hope Le (incorporated by reference to our Current Report on Form 8-K, filed on December 29, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three- and six- months period ended January 31, 2016, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: March 8, 2016

/s/ Richard B. Slansky
By: Richard B. Slansky
(Principal Financial Officer)

Dated: March 8, 2016