Form 10-Q
period 2016-04-30
ONCOSEC MEDICAL Inc
filed 2016-06-09
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer [ ]	Accelerated filer [X]

Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 17,636,263 as of June 1, 2016.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2016

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

OncoSec Medical Incorporated

Condensed Balance Sheets

	April 30, 2016	July 31, 2015
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,018,782	$32,035,264
Prepaid expenses and other current assets	1,000,503	1,532,717
Total Current Assets	25,019,285	33,567,981
Property and equipment, net	3,062,459	1,807,982
Other long-term assets	188,841	214,127
Total Assets	$28,270,585	$35,590,090

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,160,331	$2,360,505
Accrued compensation	517,170	501,446
Total Current Liabilities	3,677,501	2,861,951
Other long-term liabilities	606,173	32,518
Total Liabilities	4,283,674	2,894,469

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 16,971,214 and 14,820,854 common shares as of April 30, 2016 and July 31, 2015, respectively	25,162	24,947
Additional paid-in capital	81,783,814	71,572,714
Warrants issued and outstanding — 3,000,875 and 1,895,102 warrants as of April 30, 2016 and July 31, 2015, respectively	9,110,598	7,704,103
Accumulated deficit	(66,932,663)	(46,606,143)
Total Stockholders’ Equity	23,986,911	32,695,621
Total Liabilities and Stockholders’ Equity	$28,270,585	$35,590,090

The accompanying notes are an integral part of these condensed financial statements.

OncoSec Medical Incorporated

Condensed Statements of Operations (unaudited)

	Three Months Ended April 30, 2016	Three Months Ended April 30, 2015	Nine Months Ended April 30, 2016	Nine Months Ended April 30, 2015
Revenue	$—	$—	$—	$—
Expenses:
Research and development	3,376,757	3,932,322	11,149,652	9,293,484
General and administrative	2,874,362	2,053,964	9,174,406	5,371,245
Loss from operations	(6,251,119)	(5,986,286)	(20,324,058)	(14,664,729)
Provision for income taxes	290	1,059	2,462	1,969
Net loss	$(6,251,409)	$(5,987,345)	$(20,326,520)	$(14,666,698)
Basic net loss per common share	$(0.37)	$(0.48)	$(1.27)	$(1.19)
Diluted net loss per common share	$(0.37)	$(0.48)	$(1.27)	$(1.19)
Weighted average shares used in computing basic net loss per common share	16,971,214	12,349,693	15,955,116	12,347,450
Weighted average shares used in computing diluted net loss per common share	16,971,214	12,349,693	15,955,116	12,347,450

The accompanying notes are an integral part of these condensed financial statements.

OncoSec Medical Incorporated

Condensed Statements of Cash Flows (unaudited)

	Nine Months Ended April 30, 2016	Nine Months Ended April 30, 2015
Operating activities
Net loss	$(20,326,520)	$(14,666,698)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	253,664	601,777
Loss on disposal of property and equipment	41,989	4,325
Stock-based compensation	4,676,215	1,650,550
Common stock issued for services	—	59,250
Changes in operating assets and liabilities:
Decrease (Increase) in prepaid expenses and other current assets	532,214	(550,688)
Decrease in other long-term assets	25,286	6,625
Increase in accounts payable and accrued liabilities	461,617	466,051
Increase in accrued compensation	15,724	—
Increase in other long-term liabilities	573,654	—
Net cash used in operating activities	(13,746,157)	(12,428,808)
Investing activities
Purchases of property and equipment	(1,156,420)	(761,693)
Net cash used in investing activities	(1,156,420)	(761,693)
Financing activities
Proceeds from issuance of common stock and warrants	7,500,010	—
Payment of financing and offering costs	(613,915)	—
Proceeds from exercise of warrants and stock options	—	776,995
Net cash provided by financing activities	6,886,095	776,995
Net (decrease) in cash	(8,016,482)	(12,413,506)
Cash and cash equivalents, at beginning of period	32,035,264	37,852,694
Cash and cash equivalents, at end of period	$24,018,782	$25,439,188

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$2,463	$1,969

Noncash investing and financing transaction:
Fair value of placement agent warrants issued in the public offering	$242,143	$—
Issuance of common stock in connection with a contractual agreement	$55,500	$—
Noncash expiration of March 2011 warrants	$431,981	$—
R&D Equipment in use, but, financed through accounts payable and accrued liabilities	$393,718	$—

The accompanying notes are an integral part of these condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) began its operations as a biotechnology company in March 2011, following its completion of the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an Asset Purchase Agreement (the “Asset Purchase Agreement”) dated March 14, 2011. The Company has not produced any revenues, nor has it commenced planned principal operations. The Company’s technology includes intellectual property relating to certain delivery technologies including ImmunoPulse™, an electroporation delivery device that is used in combination with the Company’s therapeutic product candidates, including DNA plasmids that encode for immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions, Inc. and changed its name in March 2011 when it began operating as a biotechnology company. The Company has no subsidiaries.

During the quarter, the Company continued to enroll patients in the following clinical programs: ImmunoPulse™ IL-12 with pembrolizumab combination trial in patients with advanced, metastatic melanoma and the biomarker-focused pilot study of ImmunoPulse™ IL-12 in triple negative breast cancer. The Company presented positive melanoma clinical data at the American Association for Cancer Research Annual Meeting in April 2016 (“AACR”). The data presented at AACR was longterm, followup data of patients who were treated with ImmunoPulse™ IL-12 and later went on to receive an anti-PD-1/PD-L1 therapy. The data suggest that ImmunoPulse™ IL-12 may prime and enhance response rates to PD-1/PD-L1 blockade. Also at AACR the Company with Heat Biologics, Inc. (“Heat”) presented preclinical results in a poster presentation in which researchers concluded that combining Heat’s ComPACT vaccine with the Company’s intratumoral DNA electroporation delivery platform stimulated an expansion of neoantigen-specific CD8+ T cells, leading to a regression in both treated and untreated cancer lesions in two mouse studies (melanoma and colorectal cancer). With regard to the Company’s Phase 2 clinical trial in Merkel cell carcinoma (“OMS-I110”), enrollment is complete. The Company is currently in the process of collecting and cleaning all of the available data and expects to officially close OMS-I110 by July 2016. In addition, enrollment in the extension study of the Company’s Phase 2 metastatic melanoma monotherapy clinical trial (“OMS-I100”) is complete. These data are being collected and OMS-I100 is expected to close by August 2016. Final clinical study reports for both the OMS-I100 and OMS-I110 studies are expected to be finalized before the end of calendar year 2016. In addition, the Company continued work to advance its own proprietary technology toward a prototype of its next generation electroporation device and continued advancing its efforts in discovery research to identify new proprietary gene combinations for use with the ImmunoPulse™ platform. The Company’s ImmunoPulse™ product candidates are based on the Company’s proprietary DNA-based immunotherapy technology, which is designed to stimulate the human immune system, resulting in systemic anti-tumor immune responses.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed balance sheet as of April 30, 2016, condensed statements of operations for the three and nine months ended April 30, 2016 and 2015 and the condensed statements of cash flow for the nine months ended April 30, 2016 and 2015, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The results of operations for the three and nine months ended April 30, 2016 shown herein are not necessarily indicative of the results that may be expected for the year ending July 31, 2016, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended July 31, 2015, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 14, 2015. The balance sheet at July 31, 2015 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reverse Stock Split

Effective May 18, 2015, the Company implemented a reverse split of its common stock pursuant to which each 20 shares of issued and outstanding common stock held by each stockholder were combined into and became one share of common stock, with such resulting shares rounded up to the next whole share. No fractional shares were issued. All options, warrants and other convertible securities outstanding immediately prior to the reverse split were adjusted by dividing the number of shares of common stock into which the options, warrants and other convertible securities are exercisable or convertible by 20 and multiplying the exercise or conversion price by 20, all in accordance with the terms of the agreements governing such options, warrants and other convertible securities. The accompanying financial statements and related disclosures give retroactive effect to the reverse stock split for all periods presented.

Reclassifications

Certain amounts in the condensed balance sheet for the year ended July 31, 2015 and the condensed statement of cash flows for the nine-month period ended April 30, 2015 have been reclassified to conform the interim presentation of accrued compensation and other long-term liabilities.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company’s significant estimates pertain to stock-based compensation expense — see Note 9. Actual results could differ materially from the estimates.

Recent Accounting Pronouncements

Recent pronouncements that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed.

In February 2016, the FASB issued new lease accounting guidance in Accounting Standards Update (or, ASU) No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize for all leases (with the exception of short-term leases) at the commencement date: (1) a lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and (2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. Lessor accounting, however, remains largely unchanged. In addition, the new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. The new lease guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early application is permitted, however, the Company does not intend to early adopt. The Company also believes that adoption of this new guidance will not have a material impact on the Company’s financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The amendments cover both public and private companies that issue share-based payment awards to their employees. Under the amendment several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. For public companies, the amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application is permitted, however, the Company does not intend to early adopt and the Company does not believe that adoption of these clarifying amendments will have a material impact on the Company’s financial statements.

In April 2016, the FASB issued ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing. The amendments clarify the following two aspects of Topic 606: (a) identifying performance obligations; and (b) the licensing implementation guidance. The amendments do not change the core principle of the guidance in Topic 606. The effective date and transition requirements for the amendments are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those fiscal years. Early application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company does not intend to early adopt and the Company does not believe that adoption of these clarifying amendments will have a material impact on the Company’s financial statements.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. As of April 30, 2016 and July 31, 2015, cash and cash equivalents were primarily comprised of cash in checking, savings and money market accounts.

The Company’s activities to date have been primarily supported by equity financing. It has sustained losses in previous reporting periods with an inception to date loss of $66.9 million as of April 30, 2016.

As of April 30, 2016, the Company had cash and cash equivalents of approximately $24.0 million. The Company believes based on its projected fiscal year 2016 cash requirements that its cash resources are sufficient to meet its anticipated needs at least through the next twelve months from the date of this filing. The Company will require additional financing to fund its future planned operations, including research and development, clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and possibly debt financings. If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted. Obtaining loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the nine months ended April 30, 2016 and 2015 is provided below:

	April 30, 2016	April 30, 2015
Stockholders’ equity at beginning of period	$32,695,621	$38,068,058
Net loss	(20,326,520)	(14,666,698)
Public Offering on November 9, 2015, net of issuance costs of $613,915	6,886,095	—
Stock-based compensation	4,676,215	1,650,550
Common stock issued in connection with a contractual agreement	55,500	—
Common stock issued for services	—	59,250
Exercise of common stock warrants	—	775,257
Exercise of common stock options	—	1,738

Stockholders’ equity at end of period	$23,986,911	$25,888,155

Note 5—Intangible Asset Acquisition and Cross License Agreement

On March 14, 2011, the Company entered into the Asset Purchase Agreement with Inovio, whereby the Company acquired technology and related assets related to the use of drug-medical device combination products for the treatment of various cancers. In return, the Company agreed to pay Inovio $3,000,000 in scheduled payments and a royalty on commercial product sales related to the SECTA technology. The transaction closed on March 24, 2011. The Asset Purchase Agreement was later amended by the parties to modify the schedule of payments to Inovio (see Note 6).

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

As of July 31, 2015, the patents were fully amortized. Amortization expense for the three- and nine- month periods ended April 30, 2016 and 2015 was approximately $0 and $0 and $116,000 and $465,000, respectively. In addition, during the three- and nine- month period ended April 30, 2016 and 2015, no impairment was recorded.

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

The scheduled payments for the $3,000,000 obligation under this arrangement, as amended, were completed by December 31, 2013. At April 30, 2016 and April 30, 2015 there were no payment obligations outstanding under the Asset Purchase Agreement.

Note 7—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2016	July 31, 2015
Computers and Equipment	$2,873,801	$1,589,914
Office Furniture	476,791	—
Computer Software	18,701	18,701
Leasehold Improvements	80,102	112,469
Construction In Progress	111,102	417,440
Property and Equipment, gross	3,560,497	2,138,524
Accumulated Depreciation and Amortization	(498,038)	(330,542)
	$3,062,459	$1,807,982

Depreciation and amortization expense recorded for the three- and nine- months period ended April 30, 2016 and 2015, was approximately $102,000 and $254,000 and approximately $54,000 and $137,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2016	July 31, 2015
Research & Development Costs	$2,242,784	$1,865,087
Professional Services Fees	341,202	213,122
Lab/Office Equipment	396,899	69,900
Rent-related	13,136	—
Other	166,310	212,396
	$3,160,331	$2,360,505

Accrued Compensation

Accrued compensation is comprised of the following:

	April 30, 2016	July 31, 2015
Separation Costs	$303,940	$353,909
Payroll Accrual	212,311	—
Relocation Costs	—	76,884
Stock Issuance Liability	—	55,500
401K Payable	—	14,329
Other	919	824
	$517,170	$501,446

Other Long-Term Liabilities

Other long-term liabilities is comprised of the following:

	April 30, 2016	July 31, 2015
Deferred rent	$606,173	$32,518

Note 8—Recent Other Equity and Common Stock Transactions

At April 30, 2016, the Company had outstanding warrants to purchase 3,000,875 shares of common stock, with exercise prices ranging from $4.375 to $24.00, all of which were classified as equity instruments. These warrants expire at various times between June 2016 and May 2021.

November 2015 Public Offering

On November 9, 2015, the Company closed the registered public offering of an aggregate of 2,142,860 shares of Common Stock and warrants to purchase an aggregate of 1,071,430 shares of Common Stock (the “Warrants”) at a purchase price of $3.50 per unit pursuant to a Securities Purchase Agreement with investors dated November 3, 2015 (the “November 2015 Public Offering”). Each purchaser was issued a warrant to purchase up to that number of shares of the Company’s Common Stock equal to 50% of the shares issued to such purchaser. The Warrants have an exercise price of $4.50 per share, became exercisable six months after issuance, and expire on May 9, 2021. The Company received aggregate gross proceeds of approximately $7.5 million and net proceeds, after deducting the Placement Agent Fee (described below) and other estimated offering expenses payable by the Company, of approximately $6.9 million in the November 2015 Public Offering.

On November 3, 2015, the Company entered into a Placement Agent Agreement (the “Placement Agent Agreement”) with H.C. Wainwright & Co., LLC (“Wainwright”), pursuant to which Wainwright agreed to act as the Company’s placement agent in connection with the November 2015 Public Offering. The Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to six percent (6%) of the gross proceeds of the November 2015 Public Offering (the “Placement Agent Fee”), as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the November 2015 Financing and certain other expense reimbursements. In addition, the Company agreed to issue warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of Common Stock sold in the November 2015 Public Offering, or 107,143 shares, to the placement agent or its designees (the “Placement Agent Warrants”). The Placement Agent Warrants have substantially the same terms as the Warrants, except that they have an exercise price of $4.375 and expire on November 9, 2020.

The net proceeds from the November 2015 Public Offering are being used for general corporate purposes, including clinical trial expenses and research and development expenses. The fair value of Warrants, based on their fair value relative to the common stock issued, was approximately $1.6 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a 5.5 year life, volatility of 88.63%, and a risk-free interest rate of 1.75%). The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the condensed balance sheet.

The fair value of the Placement Agent Warrants was $0.2 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a 5 year life, volatility of 89.08%, and a risk-free interest rate of 1.75%). The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the condensed balance sheet.

June 2015 Public Offering

On June 8, 2015, the Company closed a registered direct public offering of an aggregate of 2,469,091 shares of its common stock at a purchase price of $5.50 per share, for gross proceeds of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million. In connection with the June 2015 Public Offering, the Company paid placement agent fees consisting of (i) a cash fee equal to six percent (6%) of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds, and (ii) warrants to purchase up to an aggregate of five percent (5%) of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock. The warrants issued to the placement agent are exercisable at an exercise price of $6.88 per share, became exercisable beginning December 8, 2015, and will expire on May 12, 2019. The warrants were classified as equity with a fair market value of approximately $0.6 million recorded in our balance sheet.

The Company has not adopted any policy regarding payment of dividends. No dividends have been declared or paid during the periods presented.

Note 9—Stock-Based Compensation

Stock Options

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three- and nine- month periods ended April 30, 2016 and 2015, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are generally re-valued each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status and became available for trading, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended April 30, 2016, the Company granted options to purchase 637,000 shares of the Company’s common stock, of which 589,500 and 37,500 options were to employees and directors, respectively, and 10,000 options were to a consultant under the 2011 Plan. The options issued to employees and directors have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $1.64 to $2.35. The options issued to a consultant have ten-year terms, vest in accordance with the terms of the applicable agreement, and have an exercise price of $2.02 per share.

During the three months ended April 30, 2015, the Company granted options to purchase 184,750 shares of the Company’s common stock to employees under the 2011 Plan. The options issued have a ten-year term, vest over three years, and have exercise prices ranging from $6.60 to $7.60.

During the nine months ended April 30, 2016, the Company granted options to purchase 2,689,250 shares of the Company’s common stock, of which 1,955,750 and 655,500 options were to employees and directors, respectively, and 78,000 options were to consultants under the 2011 Plan. The options issued to employees and directors have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $1.64 to $6.21. The options issued to consultants have terms ranging from three to ten years, vest in accordance with the terms of the applicable agreement, and have an exercise price ranging from $2.02 to $6.21 per share.

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

The following assumptions were used to calculate the fair value of stock-based compensation during the three months ended April 30, 2016 and 2015:

	April 30, 2016	April 30, 2015
Expected volatility	84.59% - 87.87%	87.68%-117.51%
Risk-free interest rate	1.17% - 1.87%	0.87%-1.86%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	5.0 - 10 years	3 - 6.5 years

The following assumptions were used to calculate the fair value of stock-based compensation during the nine months ended April 30, 2016 and 2015:

	April 30, 2016	April 30, 2015
Expected volatility	83.57% - 89.70%	87.68%-117.51%
Risk-free interest rate	0.83% - 2.01%	0.40%-2.13%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2.3 - 10 years	2 - 6.5 years

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and nine- month periods ended April 30, 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.6 million and $4.6 million, respectively. Of this balance, $0.3 million and $0.8 million was recorded to research and development, respectively, and $1.3 million and $3.8 million, respectively, was recorded in general and administrative in the Company’s condensed statement of operations for the period ended April 30, 2016.

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and nine-month periods ended April 30, 2015 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million and $1.7 million , respectively. Of this balance, $0.3 million and $0.8 million were recorded in research and development, respectively, and $0.3 million and $0.9 million, respectively, were recorded in general and administrative in the Company’s condensed statement of operations for the periods ended April 30, 2015.

The weighted-average grant date fair value of stock options granted during the three- and nine- month periods ended April 30, 2016 and 2015 were $1.44 and $3.49, respectively, and $6.20 and $6.60, respectively.

Restricted Stock Units

On March 4, 2016, under the 2011 Plan, the Compensation Committee of the Board of Directors approved the issuance of a total of 680,000 restricted stock units (“RSUs”), each of which is equivalent to one share of stock, to certain employees and a consultant. The RSUs have three (3)-year cliff vesting and are intended to be treated as equity, and, thus, will only allow for settlement in shares. Stock-based compensation expense is measured at the grant date quoted market price of the underlying stock, recognized ratably over the vesting period and adjusted for actual forfeitures. Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and nine- month periods ended April 30, 2016 was approximately $76,000.

Employee Stock Purchase Program

Pursuant to the Company’s December 2015 Annual Shareholders Meeting, the Company’s shareholders approved the Company’s 2015 Employee Stock Purchase Plan (“2015 ESPP”). The 2015 ESPP provides an incentive to attract, retain and reward eligible employees to contribute to the growth and profitability of the Company through the opportunity to acquire Company stock at a discount. The ESPP allows for the purchase of Company stock at not less than 85% of the lesser of (a) the fair market value of a share of stock on the offering date of the offering period or (b) the fair market value of a share of stock on the purchase date of the offering period, subject to a share and dollar limit as defined in the 2015 ESPP and subject to the requirements of IRS code section 423. The first 2015 ESPP offering period commenced on February 7, 2016 and it will last approximately six (6) months, with the first purchase date on July 31, 2016.

Under FASB issued ASC 718 Compensation –Stock Compensation, the Company’s 2015 ESPP would be considered a Type B plan because the number of shares a participant is permitted to purchase is not fixed based on the stock price at the beginning of the offering period and the expected withholdings. The 2015 ESPP enables the participant to “buy-up” to the plan’s share limit, if the stock price is lower on the purchase date.

Because the 2015 ESPP is considered a Type B plan, the fair value of the award would be calculated at the beginning of the offering period as the sum of:

15% of the share price of a nonvested share at the beginning of the offering period,

85% of the fair market value of a six (6)-month call on the nonvested share aforementioned, and

15% of the fair market value of a six (6)-month put on the nonvested share aforementioned.

The fair market value of the 6-month call and 6-month put are based on the Black-Scholes option pricing model, using the following assumptions: six (6) month maturity, 0.45% risk free interest, 81.06% volatility, 0% forfeitures and $0 dividends.

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three- and nine- month periods ended April 30, 2016 was approximately $20,000, adjusting for withdrawals and terminations.

Note 10—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition, or results of operations.

On April 15, 2016, Dr. Robert Pierce notified the Company that he will resign as Chief Scientific Officer of the Company effective June 18, 2016. He will remain an officer and an employee of the Company until that date. Immediately thereafter, Dr. Pierce will transition to the role of Chief Scientific Strategist and continue to support the Company in a consulting capacity. Dr. Pierce and the Company entered into a Separation, Release, and Consulting Agreement (the “Agreement”) on April 15, 2016. Under the Agreement, Dr. Pierce’s employment with the Company, and the Executive Employment Agreement between the Company and Dr. Pierce, will terminate on June 18, 2016. Dr. Pierce will not receive any severance pay from the Company relating to his employment agreement. The Agreement includes a release signed by Dr. Pierce in favor of the Company (subject to his statutory rights). Pursuant to the Agreement, as Chief Scientific Strategist, Dr. Pierce will provide the Company certain services beginning on June 18, 2016, including reviewing data and advising on the Company’s preclinical and clinical development strategies, providing medical and scientific guidance, fostering relationships with collaborators and key opinion leaders, and serving as the chair of the Company’s Scientific Advisory Board. Dr. Pierce will be compensated for services at a rate of $30,000 per month, plus certain reimbursable expenses. His equity awards will, by their terms, continue to vest during the time he is serving as Chief Scientific Strategist. The term of the Agreement is one (1) year from June 18, 2016 unless the Agreement is (a) terminated earlier by either party in the event of an uncured breach of the Agreement, or (b) terminated earlier by either party for convenience. Under the Agreement, Dr. Pierce is entitled to receive the compensation he would have earned during the remainder of the term if the Agreement terminates due to a breach by the Company or if the Company terminates for convenience.

On December 31, 2014, the Company entered into a lease agreement for approximately 34,000 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California to serve as the Company’s new corporate headquarters and research and development laboratory. The lease term commenced on October 19, 2015 and expires 120 months after commencement. The Company has an option to extend the lease for an additional five (5) years, if notice is given within 12 months prior to the expiration of the lease term. The Company also has the right to terminate the lease after the expiration of the 84th month after the lease commencement so long as the Company delivers to the landlord a written notice of its election to exercise its termination right no less than 12 months in advance. The lease agreement provides for base rent at $2.65 per rentable square feet, subject to a 3% rate increase on each annual anniversary of the first day of the first full month during the term of the lease agreement. Upon commencement of the lease, 12 months of rent abatement is provided. The Company’s corporate relocation was completed in October 2015 and its research and development lab relocation was completed in November 2015. In addition, the Company is required to share in certain operating expenses of the premises. In December 2014, pursuant to the lease agreement, the Company delivered a security deposit of approximately $90,000.

Note 11—Related Party Transactions

The Company’s Chairman of the Board of Directors is also a director and the Chairman (formerly Executive Chairman) of Inovio. The Company’s Chairman abstained from all discussions and voting related to the Asset Purchase Agreement disclosed in Note 5 and the amendments (and related warrants) disclosed in Note 6, while performing his duties as Executive Chairman of Inovio.

Note 12—Subsequent Events

On May 26, 2016 the Company’s stock price closed at $1.62 and the Company closed an “at-the-market registered direct offering” with a single healthcare-dedicated institutional fund for the purchase of 5,509,642 shares of its common stock at a price of $1.815, or pre-funded warrants in lieu thereof at a price of $1.805 with an exercise price of $0.01, and warrants to purchase up to an aggregate of 5,509,642 shares of common stock at an exercise price of $1.69 per share for a term of nine (9) years. The warrants are immediately exercisable on the date of issuance. At the closing, the placement agents were also issued warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of common stock and pre-funded warrants sold in this offering, or 275,482 shares. The placement agent warrants have an exercise price of $2.26875, are immediately exercisable and expire on May 24, 2021. The gross proceeds of the offering were $9.9 million. Net proceeds, after deducting the placement agent’s fee, financial advisory fees, and other estimated offering expenses payable by the Company, are expected to be approximately $9.1 million. The Company intends to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

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

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to continue as a going concern; our need to raise additional capital and our ability to obtain financing; uncertainties inherent in pre-clinical studies and clinical trials and our ability to commercialize our products; delays in pre-clinical studies and clinical trials; our ability to retain qualified personnel; our ability to manage future growth; our expected reliance on third parties; general economic and business conditions; our limited operating history; competition we face within our industry; our ability to develop our planned products; our ability to protect our intellectual property; and various risks related to our common stock. These forward-looking statements speak only as of the date of this Form 10-Q, except as required by applicable law, we do not intend to update any of these forward-looking statements.

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

In August 2015, we enrolled the first patient into the Phase II investigator sponsored clinical trial led by the University of California, San Francisco to assess the anti-tumor activity, safety, and tolerability of the combination of ImmunoPulse™ IL-12, and Merck’s approved anti-PD-1 agent, KEYTRUDA® (pembrolizumab), in patients with unresectable metastatic melanoma. The primary endpoint is the best Overall Response Rate (bORR) of the combination regimen in patients whose tumors are characterized by low numbers of tumor-infiltrating lymphocytes. We expect to complete enrollment by the end of calendar year 2016.

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

In the third quarter of fiscal year 2016, we announced positive melanoma clinical data presented at the American Association for Cancer Research Annual Meeting 2016 (“AACR”). The data suggest that ImmunoPulse™ IL12 may prime and enhance response rates to PD-1/PD-L1 blockade. Also at AACR we presented with Heat Biologics, Inc. (“Heat”) preclinical results in a poster presentation in which researchers concluded that combining Heat’s ComPACT vaccine with our intratumoral DNA electroporation delivery platform stimulated an expansion of neoantigen-specific CD8+ T cells, leading to a regression in both treated and untreated cancer lesions in two mouse studies (melanoma and colorectal cancer). With regard to our MCC study, enrollment is complete. The Company is currently in the process of collecting and cleaning all of the available data and expects to officially close the MCC study by July 2016. In addition, enrollment in the extension study of our Phase II metastatic melanoma monotherapy study is complete. These data are being collected and our metastatic melanoma monotherapy study is expected to close by August 2016. Final clinical study reports for both these studies are expected to be finalized before the end of calendar year 2016.

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

Stock Options

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

Restricted Stock Units

We grant restricted stock units under our stock-based compensation plan. The fair value of restricted stock units is based on our closing stock price on the date of grant. The vesting of all outstanding restricted stock units is three (3)-years cliff vesting. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by forfeitures.

Employee Stock Purchase Plan

Employees may elect to participate in our shareholder approved employee stock purchase plan. Our employee stock purchase plan generally provides for two six-month offering periods per year, contains a look-back option and offers the purchase of our stock at a 15% discount. We estimate the fair value of the awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and the offering period. This fair value is then amortized at the onset of the offering period. Stock-based compensation expense is based on awards expected to be purchased at the onset of the offering period, and therefore is reduced when participants withdraw during the offering period.

Results of Operations for the Three Months Ended April 30, 2016 Compared to the Three Months Ended April 30, 2015

The unaudited financial data for the three-month periods ended April 30, 2016 and April 30, 2015 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2016 ($)	April 30, 2015 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,376,757	3,932,322	(555,565)	(14)
General and administrative	2,874,362	2,053,964	820,398	40
Net loss before income taxes	(6,251,119)	(5,986,286)	264,833	4
Tax provision	290	1,059	(769)	(73)
Net loss	(6,251,409)	(5,987,345)	264,064	4

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates and electroporation technologies. These expenses also include certain clinical study expenses, intellectual property prosecution and maintenance costs, and quality assurance expenses. The expenses primarily consisted of salaries, employee benefits, stock-based compensation costs, outside design and consulting services, engineering and laboratory supplies, contract research organization expenses and clinical study supplies. We expense all research and development costs in the periods in which they are incurred.

The $0.6 million decrease in research and development expenses for the three-month period ended April 30, 2016, as compared to the three-month period ended April 30, 2015, is primarily the result of a decrease of $0.6 million in salary related expenses due to the engineering department restructuring and bonuses paid out in the prior year period and a decrease of $0.1 million in engineering supplies primarily related to prototype development, offset by an increase in patient treatment costs of $0.1 million primarily related to additional patient enrollment in the IST combination trial.

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

The $0.8 million increase in general and administrative expenses for the three-month period ended April 30, 2016, as compared to the three-month period ended April 30, 2015, was primarily the result of an increase of $1.0 million in salary related costs, inclusive of stock-based compensation primarily due to stock options and restricted stock units granted in March to management and the Board of Directors, offset by a decrease of $0.2 million in outside services primarily related to corporate communications and IT consulting as we continue to leverage our internal resources in these areas.

Results of Operations for the Nine Months Ended April 30, 2016 Compared to the Nine Months Ended April 30, 2015

The unaudited financial data for the nine-month periods ended April 30, 2016 and April 30, 2015 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2016 ($)	April 30, 2015 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	11,149,652	9,293,484	1,856,168	20
General and administrative	9,174,406	5,371,245	3,803,161	71
Net loss before income taxes	(20,324,058)	(14,664,729)	5,659,329	39
Tax provision	2,462	1,969	493	25
Net loss	(20,326,520)	(14,666,698)	5,659,822	39

Research and Development Expenses and Operational Milestones

The $1.9 million increase in research and development expenses for the nine-month period ended April 30, 2016, as compared to the nine-month period ended April 30, 2015 is primarily the result of an increase of $1.2 million primarily related to the progression of patient treatments in our clinical trials and CMC work, an increase of $1.0 million in outside services to further assist in the research of next-generation devices, novel electroporation technologies and combination studies, an increase of $0.1 million in depreciation primarily on laboratory equipment and an increase of $0.1 million in facility related expenses, offset by a decrease of $0.5 million in amortization expense due to our intangible assets being fully amortized.

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

Activities related to the above milestones are primarily conducted by our Engineering, Clinical and R&D (“discovery research”) departments. We estimate we may incur engineering and quality assurance costs of $2.8 million, clinical costs of $3.2 million and discovery research costs of $4.0 million, in each case exclusive of personnel costs, stock-based compensation and depreciation, during our current fiscal year ending July 31, 2016 (“Fiscal 2016”).

General and Administrative

The $3.8 million increase in general and administrative expenses for the nine-month period ended April 30, 2016, as compared to the nine-month period ended April 30, 2015, was primarily the result of an increase of $3.6 million in salary related costs due to hiring additional personnel to support business and product development and stock-based compensation primarily related to stock options and restricted stock units granted to management and the Board of Directors, an increase of $0.2 million in audit fees related to our fiscal-year end 2015 internal controls attestation and an increase of $0.6 million related primarily to rent expense and other operational costs related to our new corporate headquarters, offset by a decrease of $0.3 million in outside services primarily due to corporate communications services, IT consulting and product development consulting as we continue to leverage our internal resources in these areas and a decrease of $0.3 million related to conference fees and travel related expenses.

We expect our general and administrative expenses related to stock-based compensation will continue to increase as we expect to continue to grant annual stock options to our employees, directors, and, as appropriate, to consultants.

Liquidity and Capital Resources

Working Capital

Our working capital as of April 30, 2016 and July 31, 2015 is summarized as follows:

	At April 30, 2016 ($)	At July 31, 2015 ($)
Current assets	25,019,285	33,567,981
Current liabilities	3,677,501	2,861,951
Working capital	21,341,784	30,706,030

Current Assets

Current assets as of April 30, 2016 decreased to approximately $25.0 million, in comparison to current assets of approximately $33.6 million as of July 31, 2015. This decrease in our current assets was primarily due to a decrease in cash from $32.0 million as of July 31, 2015, to $24.0 million as of April 30, 2016, which is attributable to the cash used in operating and investing activities during the nine-month period ended April 30, 2016, offset by the $6.9 million of net proceeds from the November 2015 financing.

Current Liabilities

Current liabilities as of April 30, 2016 increased to approximately $3.7 million, in comparison to our approximate current liabilities of $2.9 million as of July 31, 2015. This increase was due to an increase of $0.6 million in research and development related accruals primarily related to our clinical programs and lab equipment payable and $0.2 million related to salary accrual as we moved from bi-monthly to bi-weekly payroll.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine-month period ended April 30, 2016 was $13.7 million, as compared to $12.4 million for the nine-month period ended April 30, 2015. This increase was primarily related to the progression of our on-going clinical trials, discovery research efforts, and an increase in personnel costs.

Cash Used in Investing Activities

Cash used in investing activities for the nine-month period ended April 30, 2016 was $1.2 million, as compared to $0.8 million for the nine-month period ended April 30, 2015. Investing activities relate to the purchase of furniture and equipment for our new corporate headquarters, inclusive of the laboratory equipment.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $6.9 million for the nine-month period ended April 30, 2016, as compared to $0.8 million for the comparable nine-month period ended April 30, 2015. The increase is due to the proceeds from the November 2015 financing, whereas in the prior year period proceeds resulted from option and warrant exercises.

Recent Equity Financings

May 2016 “At-the-Market Registered Direct Offering”

On May 26, 2016 our stock price closed at $1.62 and we closed an “at-the-market registered direct offering” with a single healthcare-dedicated institutional fund for the purchase of 5,509,642 shares of its common stock at a price of $1.815, or pre-funded warrants in lieu thereof at a price of $1.805 with an exercise price of $0.01, and warrants to purchase up to an aggregate of 5,509,642 shares of common stock at an exercise price of $1.69 per share for a term of nine (9) years. The warrants are immediately exercisable on the date of issuance. At the closing, the placement agents were also issued warrants to purchase an aggregate of up to five percent ( 5%) of the aggregate number of shares of common stock sold in this offering, or 275,482 shares. The placement agent warrants have an exercise price of $2.26875, are immediately exercisable, and expire on May 24, 2021. The gross proceeds of the offering were $9.9 million. Net proceeds, after deducting the placement agent’s fee, financial advisory fees, and other estimated offering expenses payable by us, are expected to be approximately $9.1 million. We intend to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering of an aggregate of 2,142,860 shares of our common stock at a purchase price of $3.50 per share and warrants to purchase an aggregate of 1,071,430 shares of our common stock in the November 2015 Public Offering. The warrants have an exercise price of $4.50 per share, are exercisable on May 9, 2016 and expire on May 9, 2021. The warrants were classified as equity at a relative fair market value to common stock of approximately $1.6 million recorded in our balance sheet. The gross proceeds to us from the November 2015 Public Offering was approximately $7.5 million. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the November 2015 Public Offering were approximately $6.9 million. In connection with the November 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to six percent (6%) of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds, and (ii) warrants to purchase up to an aggregate of five percent (5%) of the aggregate number of shares of common stock sold in the offering, or 107,143 shares of our common stock. The warrants issued to the placement agent are exercisable at an exercise price of $4.375 per share, have a term of five (5) years became exercisable on May 9, 2016, and expire on November 9, 2020.

June 2015 Public Offering

On June 8, 2015, we closed a registered direct public offering of an aggregate of 2,469,091 shares of our common stock at a purchase price of $5.50 per share, for gross proceeds to us of approximately $13.6 million (the “June 2015 Public Offering”). After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the June 2015 Public Offering were approximately $12.5 million. In connection with the June 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to six percent (6%) of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds, and (ii) warrants to purchase up to an aggregate of five percent (5%) of the aggregate number of shares of common stock sold in the offering, or 123,455 shares of our common stock. The warrants issued to the placement agent became exercisable at an exercise price of $6.88 per share, are exercisable beginning December 8, 2015, and will expire on May 12, 2019. The net proceeds from the June 2015 Public Offering are being used for general corporate purposes, including clinical trials and research and development expenses.

Cash Requirements

Our primary objectives for the next twelve-month period are to continue the advancement of our ImmunoPulse™ platform, inclusive of developing an ImmunoPulse™ IL-12 registration pathway for metastatic melanoma, completing the triple negative breast cancer pilot study and the melanoma combination study, and developing a new combination trial. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets and technology consistent with our focus on innovative gene therapies, therapeutics and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer.

As we continue to focus on reducing expenses through leveraging our in-house capabilities to reduce reliance on consultants and outside service providers and as we continue to pursue our business plan, we currently estimate our cash-based operating expenses and working capital requirements for Fiscal 2016 to be approximately $20.3 million, although we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below.

Cash Requirements	Amount
Product development	$9,961,000
Employee compensation	7,097,000
General and administration	1,631,000
Professional services fees	1,579,000
$20,268,000

During the nine-month period ended April 30, 2016, our operating cash outflow was approximately $13.7 million. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of Fiscal 2016 to be approximately $1.6 million per month. In general, our cash outflows for future periods may increase as we continue to operate our business and pursue our mission to discover and develop novel immuno-oncology therapies. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months from the date of filing these financial statements.

During the nine-month period ended April 30, 2016, there were no exercises of warrants previously issued to investors of our equity securities. At April 30, 2016, if the holders of warrants to purchase our common stock were to exercise their remaining outstanding warrants in full on a cash basis, we would receive an aggregate of approximately $25.5 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. In addition, currently all 3,000,875 warrants outstanding are out-of-the-money. As a result, we may never receive proceeds from the exercise of such warrants.

Since the inception of our current business in March 2011, we have funded our operations primarily through equity financings and we expect to continue to pursue capital-raising transactions in future periods. If we obtain additional financing by issuing equity securities, our existing stockholders’ ownership will be diluted. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments and may subject us to financial covenants and other restrictions applicable to our business. We may be unable to maintain operations at a level sufficient for investors to obtain a return on their investments in our common stock. Further, we may continue to be unprofitable.

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

Cash and cash equivalents as of April 30, 2016 were $24.0 million and were primarily invested in interest bearing money market, checking and savings accounts. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would not have had a material effect on net loss for the three and nine months ended April 30, 2016.

ITEM 4. CONTROLS AND PROCEDURE

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

We do not generate any cash from operations and will need to raise additional funds in future periods in order to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $24.0 million. As of April 30, 2016, we had cash and cash equivalents of approximately $24.0 million. We completed a registered direct financing in May 2016, with net proceeds expected to be approximately $9.1 million.

We have a history of raising funds through offerings of our common stock, and we may in the future raise additional funds through public or private equity offerings, debt financings, grants or corporate collaborations and licensing arrangements. We expect to continue to fund our operations primarily through equity financings in the near future. If additional capital is not available, we may not be able to continue to operate our business or we may have to significantly change our business plan.

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

We may not be able to obtain additional financing if the volatile and uncertain conditions in the capital and financial markets, and more particularly the market for early-development-stage biotechnology and life science company stocks, persist. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. We may not be able to raise money through the sale of our equity securities or through borrowing funds on terms we find acceptable. If we cannot raise the funds that we need, we may be unable to continue our operations, and our stockholders could lose their entire investment in our Company.

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

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize our product candidates, including the assets we acquired from Inovio, encompassing certain non-DNA vaccine technology and intellectual property relating to solid tumor treatments. In addition, we plan to expand our clinical pipeline and to build our product portfolio through the acquisition or licensing of new assets, product candidates or approved products. There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

●	successfully identifying potential product candidates;

●	developing potential product candidates;

●	conducting or completing clinical trials, including receiving incomplete, unconvincing, or equivocal clinical trials data;

●	obtaining requisite regulatory approvals for such products in a timely manner or at all;

●	acquiring, developing, testing, and manufacturing products in compliance with regulatory standards in a timely manner or at all;

●	being subject to legal actions brought by our competitors, which may delay or prevent the development and commercialization of new products;

●	significant and unpredictable changes in the payor landscape, coverage, and reimbursement for any products we successfully develop and commercialize; and

●	delays or unanticipated costs, including those related to the foregoing.

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

The commencement and completion of clinical trials can be delayed for a number of reasons, including delays related to:

●	obtaining clearance from the FDA or respective international regulatory body equivalents to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators, and trial sites;

●	obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications; and

●	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death or for any other reason they choose, or who are lost to further follow-up.

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

If we are unable to successfully retain and recruit and retain qualified personnel, we may not successfully maintain or grow our business.

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully retaining and recruiting qualified executives, managers, scientists and other employees having relevant experience in the biotechnology industry. Competition for qualified individuals is intense, particularly in our geographical location where there are several larger, more established biotechnology companies that compete with us for talent. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to support us. If we are not able to retain existing personnel and find, attract, and retain new qualified personnel on acceptable terms and in a timely manner to coincide with our growth, we may not be able to successful maintain or grow our business and our business operations and prospects could suffer.

Additionally, although we have employment agreements with each of our executive officers, these agreements are terminable by them at will and we may not be able to retain any one or more of our executives. The loss of the services of any one or more members of our senior management team, including recent changes within our management team, could (i) disrupt or divert our focus from pursuing our business plan while we seek to recruit other executives, (ii) impact the perceptions of our employees, partners and investors, and perceptions of prospective employees, partners and investors, regarding our business and prospects, (iii) cause us to incur substantial costs in connection with managing transitions and recruiting suitable replacements, and (iv) delay or prevent the development and commercialization of our product candidates. These and other potential consequences could cause significant harm to our business, especially to the extent that we are not able to recruit suitable replacements in a timely manner.

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

We have not generated any revenue from operations since our inception. During the quarter ended April 30, 2016, we incurred a net loss of approximately $6.3 million. From inception through April 30, 2016, we have incurred an aggregate net loss of approximately $66.9 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

In addition, future acquisitions may entail numerous operational and financial risks, including:

●	exposure to unknown liabilities;

●	disruption of our business and diversion of our management’s time and attention to manage the acquisition and develop acquired products or technologies;

●	incurrence of substantial debt or dilutive issuances of securities to pay for acquisitions;

●	higher than expected acquisition and integration costs;

●	increased amortization expenses;

●	difficulty and cost in combining the operations and personnel of any acquired business with our operations and personnel;

●	impairment of relationships with key suppliers or customers of any acquired business due to changes in management and ownership; and

●	inability to retain key employees of any acquired business.

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

The commercial success of any potential product candidates for which we obtain marketing approval from the FDA or other regulatory authorities will depend upon the acceptance of these products by physicians, patients, healthcare payors, and the medical community. Coverage and reimbursement of our approved product by third-party payors is also necessary for commercial success. The degree of market acceptance of any potential product candidates for which we may receive regulatory approval will depend on a number of factors, including:

●	our ability to provide acceptable evidence of safety and efficacy;

●	acceptance by physicians and patients of the product as a safe and effective treatment;

●	the prevalence and severity of adverse side effects;

●	limitations or warnings contained in a product’s FDA-approved labeling;

●	the clinical indications for which the product is approved;

●	availability and perceived advantages of alternative treatments;

●	any negative publicity related to our or our competitors’ products;

●	the effectiveness of our or any current or future collaborators’ sales, marketing, and distribution strategies;

●	pricing and cost effectiveness;

●	our ability to obtain sufficient third-party payor coverage or reimbursement; and

●	the willingness of patients to pay out-of-pocket in the absence of third-party payor coverage.

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

Certain federal and state healthcare laws and regulations may be applicable to our business, including:

●	the federal Anti-Kickback Statute, which prohibits, among other things, people from soliciting, receiving or providing remuneration, directly or indirectly, to induce either the referral of an individual, for an item or service or the purchasing or ordering of a good or service, for which payment may be made under federal healthcare programs such as the Medicare and Medicaid programs;

●	federal false claims laws which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other third-party payors that are false or fraudulent;

●	the Patient Protection and Affordable Care Act, or ACA, expands the government’s investigative and enforcement authority and increases the penalties for fraud and abuse, including amendments to both the False Claims Act and the Anti-Kickback Statute to make it easier to bring suit under those statutes;

●	the federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, which prohibits executing a scheme to defraud any healthcare benefit program or making false statements relating to healthcare matters and which also imposes certain requirements relating to the privacy, security and transmission of individually identifiable health information;

●	the Federal Food, Drug and Cosmetic Act, which among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and

●	state law equivalents of each of the above federal laws, such as anti-kickback and false claims laws which may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and often are not preempted by Health Insurance Portability and Accountability Act, or HIPAA, thus complicating compliance efforts.

Additionally, the compliance environment is changing, with more states, such as California and Massachusetts, mandating implementation of compliance programs, compliance with industry ethics codes, and spending limits, and other states, such as Vermont, Maine, and Minnesota requiring reporting to state governments of gifts, compensation, and other remuneration to physicians. Under the ACA, pharmaceutical companies must record any transfers of value made to doctors and teaching hospitals and to disclose such data to the U.S. Department of Health and Human Services, or HHS. These laws all provide for penalties for non-compliance. The shifting regulatory environment, along with the requirement to comply with multiple jurisdictions with different compliance and/or reporting requirements, increases the possibility that a company may run afoul of one or more laws. It also may adversely affect:

●	our ability to set a price we believe is fair for our products;

●	our ability to generate revenues and achieve or maintain profitability;

●	the availability of capital; and

●	our ability to obtain timely approval of our products.

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

Regardless of merit or potential outcome, product liability claims against us may result in, among other effects, the inability to commercialize our product candidates, impairment of our business reputation, withdrawal of clinical trial participants, and distraction of management’s attention from our primary business. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liabilities.

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

In addition to the risks and uncertainties described in this section of this Quarterly Report, other factors affecting the trading price and trading volume of our common stock may include:

●	adverse research and development or clinical trial results;

●	conducting open-ended clinical trials which could lead to results (success or setbacks) being obtained by the public prior to a formal announcement by us;

●	our inability to obtain additional capital;

●	announcement that the FDA denied our request to approve our products for commercialization in the United States, or similar denial by other regulatory bodies which make independent decisions outside the United States;

●	potential negative market reaction to the terms or volume of any issuance of shares of our stock to new investors or service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock will be sold, by our stockholders in the public market;

●	declining working capital to fund operations, or other signs of apparent financial uncertainty;

●	significant advances made by competitors that adversely affect our potential market position; and

●	the loss of key personnel and the inability to attract and retain additional highly-skilled personnel.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Since March 2011, we have completed a number of offerings of our common stock and warrants and as of June 1, 2016, we have issued an aggregate of 2,962,602 shares of our common stock related to the exercise of warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised, the interests of our stockholders could be diluted.

As of the date of filing this Report, we have outstanding (i) options to purchase 3,461,399 shares of common stock, (ii) warrants to purchase 13,630,592 shares of our common stock, and 680,000 restricted stock units. In addition, we have as of June 1, 2016, 157,469 shares reserved for future issuance under our 2011 Stock Incentive Plan and 500,000 shares reserved for issuance under our 2015 Employee Stock Purchase Plan. The exercise of options and warrants, and the sale of shares underlying such options or warrants, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants granted under our stock option plans, and options and warrants that may be granted or issued in the future. In future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.1	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and the signatories thereto (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.2	Placement Agency Agreement, dated as of May 22, 2016, by and among the Company and H.C. Wainwright & Co., LLC (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.3	Separation and Release Agreement, effective June 18, 2016, by and between the Company and Robert Pierce, MD (incorporated by reference to our Current Report on Form 8-K, filed on April 15, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three- and nine- months period ended April 30, 2016, formatted in XBRL: (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Cash Flows, (iv) the Notes to Condensed Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Punit Dhillon
Punit Dhillon
(Principal Executive Officer)

Dated: June 9, 2016

By:	/s/ Richard B. Slansky
Richard B. Slansky
(Principal Financial Officer)

Dated: June 9, 2016

