Form 10-Q
period 2016-10-31
ONCOSEC MEDICAL Inc
filed 2016-12-08
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2016

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 19,734,645 as of December 1, 2016.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2016

PART I—FINANCIAL INFORMATION		3
Item 1.	Financial Statements:	3
	a) Condensed Consolidated Balance Sheet and Condensed Balance Sheet as of October 31, 2016 (unaudited) and July 31, 2016	3
	b) Condensed Consolidated Statement of Operations and Condensed Statement of Operations for the three months ended October 31, 2016 and 2015 (unaudited)	4
	c) Condensed Consolidated Statement of Other Comprehensive Loss and Condensed Statement of Other Comprehensive Loss for the three months ended October 31, 2016 and 2015 (unaudited)	5
	d) Condensed Consolidated Statement of Cash Flows and Condensed Statement of Cash Flows for the three months ended October 31, 2016 and 2015 (unaudited)	6
	e) Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	20
Item 4.	Controls and Procedures	21
PART II—OTHER INFORMATION		21
Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheet and Condensed Balance Sheet

	October 31, 2016	July 31, 2016
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,350,898	$28,746,224
Prepaid expenses and other current assets	861,070	671,184
Total Current Assets	25,211,968	29,417,408
Property and equipment, net	2,687,992	2,799,930
Other long-term assets	189,785	189,309
Total Assets	$28,089,745	$32,406,647

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,011,475	$3,223,327
Accrued compensation	309,463	242,924
Total Current Liabilities	3,320,938	3,466,251
Other long-term liabilities	1,130,166	887,292
Total Liabilities	4,451,104	4,353,543

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 19,584,645 and 18,036,263 common shares as of October 31, 2016 and July 31, 2016, respectively	25,424	25,269
Additional paid-in capital	89,664,757	88,233,965
Warrants issued and outstanding — 11,478,693 and 12,859,286 warrants as of October 31, 2016 and July 31, 2016, respectively	13,046,712	13,288,527
Accumulated other comprehensive loss	(9)	—
Accumulated deficit	(79,098,243)	(73,494,657)
Total Stockholders’ Equity	23,638,641	28,053,104
Total Liabilities and Stockholders’ Equity	$28,089,745	$32,406,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statement of Operations and Condensed Statement of Operations (unaudited)

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
Revenue	$—	$—
Expenses:
Research and development	3,099,739	3,659,313
General and administrative	2,502,455	3,375,906
Net loss before income taxes	(5,602,194)	(7,035,219)
Provision for income taxes	1,391	2,172
Net loss, net of tax	$(5,603,585)	$(7,037,391)
Basic and diluted net loss per common share	$(0.29)	$(0.47)
Weighted average shares used in computing basic and diluted net loss per common share	19,020,982	14,826,887

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statement of Comprehensive Loss and Condensed Statement of Comprehensive Loss (unaudited)

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
Net Loss	$(5,603,585)	$(7,037,391)
Foreign currency translation adjustments	(9)	—
Comprehensive Loss	$(5,603,594)	$(7,037,391)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statement of Cash Flows and Condensed Statement of Cash Flows (unaudited)

	Three Months Ended October 31, 2016	Three Months Ended October 31, 2015
Operating activities
Net loss	$(5,603,585)	$(7,037,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94,784	65,125
Loss on disposal of property and equipment	—	572
Stock-based compensation	1,148,209	1,562,066
Changes in operating assets and liabilities:
(Increase)/Decrease in prepaid expenses and other current assets	(189,886)	441,669
(Increase)/Decrease in other long-term assets	(476)	26,685
(Decrease)/Increase in accounts payable and accrued liabilities	(183,121)	549,221
Increase in accrued compensation	66,539	—
Increase (Decrease) in other long-term liabilities	242,874	(265,735)
Net cash used in operating activities	(4,424,662)	(4,657,788)
Investing activities
Purchases of property and equipment	(9,578)	(481,107)
Net cash used in investing activities	(9,578)	(481,107)
Financing activities
Proceeds from issuance of common stock through employee stock purchase plan	25,617	—
Proceeds from exercise of warrants	13,306	—
Net cash provided by financing activities	38,923	—
Effect of exchange rate changes on cash	(9)	—
Net (decrease) in cash	(4,395,326)	(5,138,895)
Cash and cash equivalents, at beginning of period	28,746,224	32,035,264
Cash and cash equivalents, at end of period	$24,350,898	$26,896,369

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$1,391	$2,172

Noncash investing and financing transaction:
Issuance of common stock in connection with a contractual agreement	$—	$55,500
Noncash expiration of warrants	$228,509	$—
Noncash activity related to the issuance of warrants in-transit	$2,000	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

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

During the quarter-ended October 31, 2016, the Company continued to enroll patients in an investigator-sponsored ImmunoPulse® IL-12 with pembrolizumab combination trial in patients with advanced, metastatic melanoma. In August 2016, the Company announced the publication of research showing that partially exhausted CD8+ cells infiltrating melanoma tumors accurately predicted most patients’ responses to anti-PD-1 therapies. The findings, published in the Journal of Clinical Investigation, show that the response to pembrolizumab strongly correlated to the percent of CD8+ tumor-infiltrating lymphocytes that expressed high levels of both PD-1 and CTLA-4. The study was led by immunologists and physicians at the University of California, San Francisco.

On October 7, 2016, OncoSec Medical Australia Pty, Ltd. (“OncoSec Australia”) was created as a wholly-owned subsidiary of OncoSec Medical Incorporated to facilitate the operation of clinical trials principally in Australia where there is a high rate of melanoma cases. OncoSec Australia issued 100 shares (AUD$1.00 par value) to the Company for AUD$100. OncoSec Australia’s functional currency, the Australian dollar, is also its reporting currency. Its financial statements are translated to US dollars, the reporting currency of the Company, prior to consolidation. All intercompany accounts and transactions have been eliminated in consolidation.

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2016, condensed consolidated statement of operations and statement of operations, condensed consolidated statement of comprehensive loss and condensed statement of comprehensive loss for the three months ended October 31, 2016 and 2015, respectively, and the condensed consolidated statement of cash flows and the condensed statement of cash flows for the three months ended October 31, 2016 and 2015, respectively, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The consolidated results of operations for the three months ended October 31, 2016 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2017, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended July 31, 2016, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2016. The balance sheet at July 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain amounts in the condensed balance sheet for the year ended July 31, 2016 and the condensed statement of cash flows for the three-month period ended October 31, 2016 have been reclassified to conform to the interim presentation of prepaid expenses, other current assets and property and equipment.

Note 2—Significant Accounting Policies

Segment Reporting

The Company operates in a single industry segment which is the discovery and development of novel immunotherapeutic product candidates to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company’s significant estimates pertain to stock-based compensation expense — see Note 7. Actual results could differ materially from the estimates.

Recent Accounting Pronouncements

Recent pronouncements during the quarter that are not anticipated to have an impact on or are unrelated to the Company’s financial condition, results of operations, or related disclosures are not discussed in this Quarterly Report on Form 10-Q. See the Company’s Annual Report on Form 10-K for discussion on recent pronouncements not yet adopted by the Company.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. As of October 31, 2016 and July 31, 2016, cash and cash equivalents were primarily comprised of cash in checking, savings and money market accounts.

The Company’s activities to date have been primarily supported by equity financings. It has sustained losses in previous reporting periods with an inception to date loss of $79.1 million as of October 31, 2016.

As of October 31, 2016, the Company had cash and cash equivalents of approximately $24.4 million. The Company believes based on its projected fiscal year 2017 cash requirements that its cash resources are sufficient to meet its anticipated needs at least through the next twelve months from the date of this filing. The Company will require additional financing to fund its future planned operations, including research and development, clinical trials and commercialization of its product candidate. In addition, the Company will require additional financing in order to license or acquire new assets, research and develop any potential patents and the related compounds, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and possibly debt financings. If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted. Obtaining loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. The Company also expects to pursue non-dilutive financing sources. However, obtaining such financing would require significant efforts by the Company’s management team, and such financing may not be available, and if available, could take a long period of time to obtain.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the three months ended October 31, 2016 and 2015 is provided below:

	October 31, 2016	October 31, 2015
Stockholders’ equity at beginning of period	$28,053,104	$32,695,621
Net loss	(5,603,585)	(7,037,391)
Stock-based compensation	1,148,199	1,562,066
Issuance of common stock through employee stock purchase plan	25,617	—
Exercise of common stock warrants	15,306	—
Stockholders’ equity at end of period	$23,638,641	$27,220,296

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2016	July 31, 2016
Equipment and Furniture	$2,851,900	$2,851,900
Computer Software	235,785	226,207
Leasehold Improvements	80,102	80,102
Construction In Progress	58,670	85,402
Property and Equipment, gross	3,226,457	3,243,611
Accumulated Depreciation and Amortization	(538,465)	(443,681)
	$2,687,992	$2,799,930

Depreciation and amortization expense recorded for the three-month period ended October 31, 2016 and 2015, was approximately $95,000 and $65,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2016	July 31, 2016
Research & Development Costs	$2,132,844	$2,389,711
Professional and Other Outside Service Fees	714,733	707,070
Credit Card Facility	28,012	—
Rent	15,229	—
Office Equipment (not capitalized)	199	794
Other	120,458	125,752
	$3,011,475	$3,223,327

On September 8, 2016, the Company entered into a $50,000 credit card facility with Banc of California, which underlays the Company’s visa business card from Elan Financial Services. At October 31, 2016, approximately $28,000 of credit card charges were recorded by the Company in its condensed consolidated financial statements. Under the terms of the Visa Business Card agreement, the annual percentage rate for purchases is 14.24%, which the rate will vary with the market based on the Prime Rate. Payment is due 24-30 days after each billing cycle and no interest will be charged on purchases if the entire balance is paid by the due date each month. The Company, however, is charged foreign transaction fees of 2% or 3%, depending on origin and currency of the foreign purchase. For the three-month period ended October 31, 2016, the Company recorded approximately $150 of foreign transaction fees in its condensed consolidated statement of operations. In addition, cash advances and balance transfers, if used, will incur interest on the transaction date of 24.24% and 14.24%, respectively, and these rates will also vary with the market based on the Prime Rate. At October 31, 2016, there were no cash advances or balance transfers made.

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2016	July 31, 2016
Separation Costs	$63,944	$134,993
Accrued Payroll	244,867	93,021
401K Payable	—	14,365
Other	652	545
	$309,463	$242,924

Other Long-Term Liabilities

Other long-term liabilities is comprised of the following:

	October 31, 2016	July 31, 2016
Deferred rent	$1,130,166	$887,292
	$1,130,166	$887,292

Note 6—Common Stock Transactions

May 2016 Registered Direct Offering

On May 26, 2016, the Company’s stock price closed at $1.62 and the Company closed an “at-the-market registered direct offering” (or, “May 2016 Offering”) with a single healthcare-dedicated institutional fund for the purchase of: (i) 665,049 shares of common stock; (ii) Series B Warrants to purchase 4,844,593 shares of common stock at an exercise price of $0.01; and, (iii) Series A Warrants to purchase up to an aggregate of 5,509,642 shares of common stock at an exercise price of $1.69 per share with a term of nine (9) years. The investor paid a purchase price of $1.815 per share of common stock and an accompanying Series A Warrant to purchase one share of common stock and $1.805 per Series B Warrant and accompanying Series A warrant to purchase one share of common stock. The Series B warrants were issued to prevent the beneficial ownership of the purchaser (together with its affiliates and certain related parties) of the Company’s common stock from exceeding 4.99%. The Series B warrants expire upon their exercise in full. Both the Series A and Series B warrants are immediately exercisable on the date of issuance. The fair value of the Series A and Series B warrants issued to the purchaser in connection with the May 2016 registered direct offering, based on their fair value relative to the common stock issued, was $4.4 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a nine (9) year life, volatility of 100.03%, and a risk-free interest rate of 1.74%), of which $48,446 of the relative fair market value was ascribed to the Series B warrants, based on the number of warrants issued at its exercise price of $0.01 per share. The Company completed an evaluation of the Series A and Series B warrants issued to the purchaser and determined that the Series A and Series B warrants should be classified as equity within the balance sheet.

At the closing of the May 2016 Offering, the placement agents were also issued warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of common stock and Series B warrants sold in this offering, or 275,482 shares. The placement agent warrants have an exercise price of $2.26875, are immediately exercisable and expire on May 24, 2021. The fair value of the placement agent warrants was $0.3 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a five-year life, volatility of 94.36%, and a risk-free interest rate of 1.38%). The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the balance sheet.

The gross proceeds of the offering were $9.9 million. Net proceeds, after deducting the placement agent’s fee, financial advisory fees, and other estimated offering expenses payable by the Company, were approximately $9.2 million. The Company intends to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

November 2015 Public Offering

On November 9, 2015, the Company closed a public offering of an aggregate of 2,142,860 shares of common stock and warrants to purchase an aggregate of 1,071,430 shares of common stock at a purchase price of $3.50 per unit. Each purchaser was issued a warrant to purchase up to that number of shares of the Company’s common stock equal to 50% of the shares issued to such purchaser. The warrants to the purchasers have an exercise price of $4.50 per share, became exercisable six months after issuance, and expire on May 9, 2021. The fair value of the warrants to the purchasers, based on their fair value relative to the common stock issued, was approximately $1.6 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a 5.05-year life, volatility of 88.63%, and a risk-free interest rate of 1.75%). The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the balance sheet.

The Company agreed to pay an aggregate cash fee for placement agent and financial advisory services equal to six percent (6%) of the gross proceeds of the November 2015 public offering, as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds of the offering and certain other expense reimbursements. In addition, placement agents were also issued warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of common stock sold in the offering, or 107,143 shares. The Placement Agent Warrants have substantially the same terms as the Warrants, except that they have an exercise price of $4.375 and expire on November 9, 2020. The fair value of the placement agent warrants was $0.2 million (based on the Black-Scholes Option Pricing Model assuming no dividend yield, a five-year life, volatility of 89.08%, and a risk-free interest rate of 1.75%). The Company completed an evaluation of these warrants and determined the warrants should be classified as equity within the balance sheet.

The gross proceeds of the offering were $7.5 million. Net proceeds, after deducting the placement agent’s fee, financial advisory fees, and other offering expenses payable by the Company, were approximately $6.9 million. The Company intends to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

Outstanding Warrants

At October 31, 2016, the Company had outstanding warrants to purchase 11,478,693 shares of common stock, with exercise prices ranging from $0.01 to $20.00, all of which were classified as equity instruments. These warrants expire at various times between December 2016 and May 2025, with the exception of the Series B Warrants, as aforementioned, which expire upon their exercise in full. At October 31, 2016, 2,914,000 Series B Warrants were available to exercise.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been declared or paid during the periods presented.

Note 7—Stock-Based Compensation

Stock Options

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three-month period ended October 31, 2016 and 2015, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are generally re-valued each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since it exited shell status and became available for trading, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

During the three months ended October 31, 2016, the Company granted options to purchase 656,500 shares of the Company’s common stock, of which options on 346,500 shares were to employees and options on 310,000 shares were to consultants, under the 2011 Plan. The options issued to employees have a ten-year term, vest over three years and have exercise prices ranging from $1.71 and $1.94. The options issued to consultants have ten-year terms, generally vest in accordance with the terms of the applicable agreement, and have exercise prices ranging from $1.74 and $2.00 per share.

During the three months ended October 31, 2015, the Company granted options to purchase 1,982,500 shares of the Company’s common stock to employees and directors and 61,000 shares of the Company’s common stock to consultants under the Company’s 2011 Stock Incentive Plan. The options issued to employees and directors have a ten-year term, vest over a range of one to three years, and have exercise prices ranging from $4.15 to $6.21. The options issued to consultants have three-year terms, vest in accordance with the terms of the applicable agreement, and have an exercise price of $5.76 per share.

The following assumptions were used to calculate the fair value of stock-based compensation during the three-month periods ended October 31, 2016 and 2015:

	October 31, 2016	October 31, 2015
Expected volatility	91.73% - 97.10%	88.96%-89.70%
Risk-free interest rate	0.82% - 1.54%	0.86%-1.74%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	2.9 – 6.5 years	2.8 - 6.5 years

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three-month period ended October 31, 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.0 million. Of this balance, $0.3 million was recorded to research and development and $0.7 million was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the period ended October 31, 2016.

Stock-based compensation expense recorded in the Company’s condensed statement of operations for the three-month period ended October 31, 2015 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.5 million. Of this balance, $0.3 million was recorded to research and development, and $1.2 million was recorded in general and administrative in the Company’s condensed statement of operations for the period ended October 31, 2015.

The weighted-average grant date fair value of stock options granted during the three-month period ended October 31, 2016 and 2015 were $1.16 and $4.15, respectively.

Restricted Stock Units

In March 2016, the Company granted 555,000, 100,000 and 25,000 restricted stock unit awards (or, RSUs) to motivate and retain certain employees, directors and consultants, respectively, under the 2011 Plan. All RSUs vest in full three (3) years following the date of grant. The Company’s closing common stock price on the date of issue was $2.02 per share, which is the RSUs fair market value per unit. Stock-based compensation expense related to RSUs for the three-month period ended October 31, 2016 was approximately $110,000, of which approximately $24,000 was recorded to research and development and $86,000 was recorded to general and administrative. As of October 31, 2016, 655,000 RSUs were outstanding.

Employee Stock Purchase Program

The Company’s 2015 ESPP is authorized to issue 500,000 shares of the Company stock. The second offering period commenced in August 2016, with an estimated 23,398 shares to be purchased (assumes $1.56 purchase price per share based on a 15% discount off of the Company’s closing stock price of $1.84 on August 1, 2016) at the end of the six-month period. At October 31, 2016, taking into consideration the anticipated second offering purchases, 458,813 shares are available for issuance under the 2015 ESPP.

Because the 2015 ESPP is considered a Type B plan, the $1.03 fair value of the award was calculated at the beginning of the offering period as the sum of:

15% of the share price of a nonvested share at the beginning of the offering period,

85% of the fair market value of a six (6)-month call on the nonvested share aforementioned, and

15% of the fair market value of a six (6)-month put on the nonvested share aforementioned.

The fair market value of the 6-month call and 6-month put are based on the Black-Scholes option pricing model, using the following assumptions: six (6) month maturity, 0.40% risk free interest, 96.91% volatility, 0% forfeitures and $0 dividends.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three-month period ended October 31, 2016 was approximately $24,000, adjusting for withdrawals and terminations, of which $14,000 was recorded to research and development and $10,000 was recorded to general and administrative.

Note 8—Net Loss Per Share

The Company computes basic net loss per share using the weighted average number of common shares outstanding during the period. Diluted net income per share is based upon the weighted average number of common shares and potentially dilutive securities (common share equivalents) outstanding during the period. Common share equivalents outstanding, determined using the treasury stock method, are comprised of shares that may be issued under the Company’s stock option agreements and warrants. Common share equivalents are excluded from the diluted net loss per share calculation if their effect is anti-dilutive.

The following potentially dilutive outstanding securities were excluded from diluted net loss per common share because of their anti-dilutive effect:

	October 31, 2016	October 31, 2015
Stock Options	3,840,860	3,130,846
Warrants	11,478,693	1,895,102
Total	15,319,553	5,025,948

Note 9—Commitments and Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition, or results of operations.

The Company has entered employment agreements with each of its executive level officers. Generally, the terms of each agreement are such that if the officer is terminated other than for cause, death or disability, or if the case of termination of employment with the Company is for good cause, the officer shall be entitled to receive severance payments equal to either six or 12 months of his/her then-current annual base salary plus any accrued bonus and six or 12 months of benefits coverage.

On April 15, 2016, the Company and the Company’s former Chief Scientific Officer (or, CSO) entered into a separation, release and consulting agreement, in which the CSO would voluntarily resign from the Company on June 18, 2016 and become a consultant of the Company. The terms of the agreement afforded no severance pay related to the termination of employment; however, the terms of the agreement provide for a fee of $30,000 per month for consulting services. The consulting agreement will terminate automatically on June 18, 2017, unless renewed by a written agreement of both parties or earlier terminated as provided within the agreement. On the date of termination of employment, the Company recorded a liability of $360,000 in its balance sheet as the consulting services to be performed are not substantive and the offsetting charge was recorded in research and development as other outside service fees. As of October 31, 2016, the Company has paid $120,000 against the liability.

On December 27, 2015, the Company and the Company’s former Chief Medical Officer (or, CMO) entered into a separation and release agreement pursuant to which the Company agreed to pay the former CMO $286,000, less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices. At the separation date, the Company recorded a liability of $286,000 in its balance sheet and the offsetting charge was recorded in research and development as salary expense. As of October 31, 2016, the Company has paid approximately $220,000 against the liability.

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

Note 10—Subsequent Events

On November 11, 2016, the Company filed a Tender Offer Statement on Schedule TO relating to an offer (the “Exchange Offer”) by the Company, to exchange certain stock options to purchase up to an aggregate of 3,394,011 shares of its common stock that have been granted to eligible participants for a lesser number of new stock options with a lower exercise price. The stock options with an exercise price greater-than-or-equal-to $3.00, held by eligible participants (employee, director or consultant with continuous service from the commencement of the Exchange Offer through its termination) are eligible for exchange in the Exchange Offer at a rate of 2 for 1 for options priced from $3.00 to $9.99 and 3 for 1 for options priced $10 or greater. Each new stock option will be granted pursuant to OncoSec’s 2011 Stock Incentive Plan, as amended and restated.

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

Company Overview

As a biotechnology company, our mission is the advancement of immune system-stimulating treatments, with a focus on discovering and developing novel immuno-oncology therapies. Our core technology the ImmunoPulse® platform is a unique modality intended to reverse the immunosuppressive microenvironment in the tumor and engender a systematic anti-tumor response against untreated tumors in other parts of the body. Our lead product candidate, ImmunoPulse® IL-12, consists of a proprietary electroporation delivery device (an electrical pulse generator and disposable applicators) and DNA-encoded interleukin-12 (“IL-12”) which can be adapted to threat different tumor types and can be used in combination with anti-PD-1/PD-L1 therapies to drive tumor infiltrating lymphocytes and stimulate anti-cancer immune activity.

We are in collaboration with University of California, San Francisco, in which the University of California, San Francisco is the sponsor of a Phase 2 clinical trial of ImmunoPulse® IL-12 plus pembrolizumab (KEYTRUDA®) in patients with advanced, metastatic melanoma that is active and we have a biomarker-focused pilot study in triple negative breast cancer open for enrollment; however, the triple negative breast cancer study is slow to enroll. In addition, we are advancing toward initiating an adaptive Phase 2 parallel study of ImmunoPulse® IL-12 in combination with an approved anti-PD-1/PD-L1 therapy in patients with advanced, late-stage melanoma. Concurrently, we continue development on our next-generation electroporation device and a proprietary combination therapeutic candidate.

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

Stock-Based Compensation

Stock Options

We primarily grant equity-based awards under our stock-based compensation plan. We estimate the fair value of stock-based payment awards using the Black-Scholes option valuation model. This fair value is then amortized over the requisite service periods of the awards. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by expected forfeitures. Stock-based compensation expense related to stock option grants issued to consultants not entirely vested at grant date are marked-to-market generally each month. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

Restricted Stock Units

We grant restricted stock units under our stock-based compensation plan. The fair value of restricted stock units is based on our closing stock price on the date of grant. The vesting of all outstanding restricted stock units is three-year cliff vesting. Stock-based compensation expense is based on awards ultimately expected to vest, and therefore is reduced by forfeitures.

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

Results of Operations for the Three Months Ended October 31, 2016 Compared to the Three Months Ended October 31, 2015

The unaudited financial data for the three-month periods ended October 31, 2016 and October 31, 2015 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2016 ($)	October 31, 2015 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,099,739	3,659,313	(559,574)	(15)
General and administrative	2,502,455	3,375,906	(873,451)	(26)
Net loss before income taxes	(5,602,194)	(7,035,219)	(1,433,025)	(20)
Tax provision	1,391	2,172	(781)	(36)
Net loss	(5,603,585)	(7,037,391)	(1,433,806)	(20)

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

The $0.5 million decrease in research and development expenses for the three-month period ended October 31, 2016, as compared to the three-month period ended October 31, 2015, is primarily the result of a decrease of: 1) our clinical studies expenses as the melanoma extension monotherapy trial has completed and the triple negative breast cancer study is slow to enroll ($0.4 million); 2) other outside services fees as we completed the prototype of our low voltage generator ($0.2 million); and 3) engineering and lab supplies due to completing our prototype build and an intentional slowing of research related to our next immune-modulating therapeutic product candidate intended to treat a wide range of tumor types ($0.1 million) in the first quarter, offset by an increase in facility costs ($0.1 million).

We expect our clinical study expenses and plasmid costs to increase as we advance toward initiation of our multi-center, multi-country, Phase 2, adaptive, parallel trial of ImmunoPulse® IL-12 in combination with pembrolizumab or nivolumab in patients with stage 3/4 melanoma who are progressing on either pembrolizumab or nivolumab.

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

The $0.9 million decrease in general and administrative expenses for the three-month period ended October 31, 2016, as compared to the three-month period ended October 31, 2015, was primarily the result of a decrease of: 1) salary-related expenses related to stock-based compensation ($0.3 million); 2) audit fee savings due to no internal controls attestation requirement as a small reporting company ($0.3 million); and, 3) other outside services fees principally related to planned savings on investor relations and public relations consulting as we performed more of the work in-house ($0.3 million).

We expect our cash-based general and administrative expenses to remain relatively flat as we continue to leverage internal resources and automate processes to decrease our outside services expenses.

Liquidity and Capital Resources

Working Capital

Our working capital as of October 31, 2016 and July 31, 2016 is summarized as follows:

	At October 31, 2016 ($)	At July 31, 2016 ($)
Current assets	25,211,968	29,417,408
Current liabilities	3,320,938	3,466,251
Working capital	21,891,030	25,951,157

Current Assets

Current assets as of October 31, 2016 decreased to approximately $25.2 million, in comparison to current assets of approximately $29.4 million as of July 31, 2016. This decrease in our current assets was primarily due to a decrease in cash from $28.7 million as of July 31, 2016, to $24.4 million as of October 31, 2016, which is attributable to the cash used in operating and investing activities during the three-month period ended October 31, 2016.

Current Liabilities

Current liabilities as of October 31, 2016 decreased to approximately $3.3 million, in comparison to our approximate current liabilities of $3.5 million as of July 31, 2016. This decrease was primarily due to a decrease in accrued clinical trial expenses as our melanoma extension monotherapy study completed enrollment.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the three-month period ended October 31, 2016 was $4.4 million, as compared to $4.7 million for the three-month period ended October31, 2015. This decrease was primarily related to the completion of our melanoma extension monotherapy clinical trial and the completion of a new electroporation device prototype which reduced our accounts payable and accrued liabilities.

Cash Used in Investing Activities

Cash used in investing activities for the three-month period ended October 31, 2016 was $10,000, as compared to $481,000 for the three-month period ended October 31, 2015. The decrease was primarily related to our lab space being fully equipped now.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $39,000 for the three-month period ended October 31, 2016, as compared to $0 for the comparable three-month period ended October 31, 2015. The increase is due to the proceeds received from the exercise of prefunded warrants related to our May 2016 financing and the purchase of common stock through our employee stock purchase plan.

Recent Equity Financings

May 2016 “At-the-Market Registered Direct Offering”

On May 26, 2016, our stock price closed at $1.62 and we closed an “at-the-market registered direct offering” with a single healthcare-dedicated institutional fund for the purchase of 5,509,642 shares of its common stock at a price of $1.815, or pre-funded warrants in lieu thereof at a price of $1.805 with an exercise price of $0.01, and warrants to purchase up to an aggregate of 5,509,642 shares of common stock at an exercise price of $1.69 per share for a term of nine (9) years. The warrants are immediately exercisable on the date of issuance. At the closing, the placement agents were also issued warrants to purchase an aggregate of up to five percent (5%) of the aggregate number of shares of common stock sold in this offering, or 275,482 shares. The placement agent warrants have an exercise price of $2.26875, are immediately exercisable, and expire on May 24, 2021. The gross proceeds of the offering were $9.9 million. Net proceeds, after deducting the placement agent’s fee, financial advisory fees, and other estimated offering expenses payable by us, are expected to be approximately $9.1 million. We intend to use proceeds from the offering for general corporate purposes, including clinical trial expenses and research and development expenses.

November 2015 Public Offering

On November 9, 2015, we closed a registered direct offering of an aggregate of 2,142,860 shares of our common stock at a purchase price of $3.50 per share and warrants to purchase an aggregate of 1,071,430 shares of our common stock in the November 2015 Public Offering. The warrants have an exercise price of $4.50 per share, are exercisable on May 9, 2016 and expire on May 9, 2021. The warrants were classified as equity at a relative fair market value to common stock of approximately $1.6 million recorded in our balance sheet. The gross proceeds to us from the November 2015 Public Offering was approximately $7.5 million. After deducting for fees and expenses, the aggregate net proceeds from the sale of the common stock in the November 2015 Public Offering were approximately $6.9 million. In connection with the November 2015 Public Offering, we paid placement agent fees consisting of (i) a cash fee equal to six percent (6%) of the gross proceeds of the offering, as well as a non-accountable expense allowance equal to one percent (1%) of the gross proceeds, and (ii) warrants to purchase up to an aggregate of five percent (5%) of the aggregate number of shares of common stock sold in the offering, or 107,143 shares of our common stock. The warrants issued to the placement agent are exercisable at an exercise price of $4.375 per share, have a term of five (5), years became exercisable on May 9, 2016, and expire on November 9, 2020.

Cash Requirements

Our primary objective for the next twelve-month period is to advance of our ImmunoPulse® platform, through the initiation of a new combination trial of ImmnoPuluse® IL-12 and an approved anti-PD-1/PD-L1 therapy, advancing us toward an ImmunoPulse® IL-12 registration pathway for metastatic melanoma. In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets or technologies consistent with our focus on innovative gene therapies, therapeutics and proprietary medical approaches to stimulate anti-tumor immune responses for the treatment of cancer.

As we continue to focus on reducing expenses through leveraging our in-house capabilities to reduce reliance on consultants and outside service providers and as we continue to refine our business plan to focus on ImmunoPulse® 1L-12 as a combination therapy, we currently estimate our cash-based operating expenses and working capital requirements for Fiscal 2017 to be approximately $20.2 million, although we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below.

Cash Requirements	Amount
Product development	$10,800,000
Employee compensation	5,900,000
General and administration	3,100,000
Professional services fees	400,000
$20,200,000

During the three-month period ended October 31, 2016, our operating cash outflow was approximately $4.4 million. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of Fiscal 2017 to average approximately $1.8 million per month. In general, our cash outflows for future periods will be dependent on drug supply, the rate of enrollment and patient outcomes in our new combination trial. We expect our current funds to be sufficient to allow us to continue to operate our business for at least the next twelve months from the date of filing these financial statements.

During the three-month period ended October 31, 2016, we received a minimal amount of cash related to the exercise of warrants. At October 31, 2016, if the holders of our Series A and Series B warrants were to exercise all of the Series A and Series B warrants outstanding in full on a cash basis, we would receive approximately $9.3 million in proceeds. If the holders of all of our other outstanding warrants to purchase our common stock were to exercise their remaining outstanding warrants in full on a cash basis, we would receive an aggregate of approximately $24.0 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. As a result, we may never receive proceeds from the exercise of such warrants.

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

Cash and cash equivalents as of October 31, 2016 were $24.4 million and were primarily invested in interest bearing money market, checking and savings accounts. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would not have had a material effect on net loss for the three months ended October 31, 2016.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our fiscal quarter ended October 31, 2016 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

Investment in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as all other information included in this Quarterly Report on Form 10-Q, including our financial statements, the notes thereto and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Our business, financial condition, results of operations and stock price could be materially adversely affected by any of these risks.

We will need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and will need to raise additional funds in future periods in order to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $20.2 million. As of October 31, 2016, we had cash and cash equivalents of approximately $24.4 million.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know whether our Phase 2 clinical trials will be completed on schedule, if at all; however, current enrollment in the clinical trials suggest completion in calendar 2017. We do not know whether any other pre-clinical or clinical trials, including Phase 3 clinical trials, will begin on time or be completed on schedule, if at all. In addition, a number of pre-clinical and clinical trials related to our product candidates are investigator-initiated and sponsored. An investigator-initiated trial is a research effort in which the investigator designs and implements the study and the investigator or the institution acts as the study sponsor. The trial sponsor has control over the design, conduct and timing of such trials, and we have limited or no control over the commencement and completion of such trials.

In addition, to the extent that our strategy focuses on the combination of our product candidates with third parties’ anti-PD-1/PD-L1 products or product candidates, certain of our clinical studies may involve the combination of our product candidates with the products or product candidates of third parties. This is true of our combination IST, a Phase 2 investigator sponsored clinical trial led by the University of California San Francisco to assess the combination of ImmunoPulse® IL-12 and Merck’s anti-PD-1 antibody KEYTRUDA®. This study raises additional risks due to its reliance on factors outside our control, such as those relating to the availability and marketability of KEYTRUDA®. If we or our clinical investigators are unable to secure a sufficient supply of third-party products or candidates, such as KEYTRUDA®, on commercially reasonable terms, our clinical studies could be delayed or we could be forced to terminate these studies. Such a delay or termination would have a material impact on our development strategy, business, results of operations, financial conditions, and prospects.

The commencement and completion of clinical trials can be delayed or prevented for a number of reasons, including delays or issues related to:

●	obtaining clearance from the Food and Drug Administration, or FDA, or respective international regulatory body equivalents to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators, and trial sites;

●	obtaining institutional review board, or IRB, approval to initiate and conduct a clinical trial at a prospective site;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials for a variety of reasons, including competition from other clinical trial programs for similar indications;

●	retaining patients who have initiated a clinical trial but may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death, or for any other reason they choose, or who are lost to further follow-up; and

●	identifying and maintaining a sufficient supply of necessary products or product candidates, including those produced by third parties, on commercially reasonable terms.

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

In order to successfully implement and manage our business plan, we will depend upon, among other things, successfully recruiting and retaining qualified executives, managers, scientists and other employees having relevant experience in the biotechnology industry. Competition for qualified individuals is intense, particularly in our geographical location where there are several larger, more established biotechnology companies that compete with us for talent. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to support us. If we are not able to retain existing personnel and find, attract, and retain new qualified personnel on acceptable terms and in a timely manner to coincide with our growth, we may not be able to successfully maintain or grow our business and our business operations and prospects could suffer.

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

Our business plan includes the continued growth of our operations, including, but not limited to, the opening of one or more foreign subsidiaries and the expansion of our clinical studies beyond the U.S. Such growth could place a significant strain on our management, administrative, operational, and financial infrastructure. Our future success will depend, in part, upon the ability of our executive officers to manage growth effectively. This will require that we hire and train additional personnel to support our expanding operations. International growth, such as the expansion of our clinical trials to overseas clinical sites, will expose us to more complexity in our regulatory and accounting compliance and will expose us to new risks and challenges inherent in international operations with which we may not be familiar, such as changing taxes or duties, fluctuations in currency exchange rates, changes in applicable laws or policies, and potential for war or civil unrest. In addition, we must continue to improve our operational, financial, and management controls and our reporting systems and procedures, which can be made even more challenging while our operations are growing. If we fail to successfully manage our growth, we may be unable to execute on our business plan.

Our success depends in large part on our ability to protect our intellectual property using a combination of patents, trade secrets, and confidentiality agreements. Certain of our patents will expire in the near future, and we may have difficulties protecting our proprietary rights and technology and we may not be able to ensure their protection.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, and trade secret protection of our product candidates and their respective components, including devices, formulations, manufacturing methods, and methods of treatment, as well as successfully defending these patents against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. As we describe elsewhere in this Quarterly Report, we have patent protection for components of our ImmunoPulse® product candidates. Our current device portfolio includes US7,412,284 and EP999867, which cover our current clinical device. These patents will expire between 2017 and 2018, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell, or importing our current clinical device. This could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and products.

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

We have not generated any revenue from operations since our inception. During the quarter-ended October 31, 2016, we incurred a net loss of approximately $5.6 million. From inception through October 31, 2016, we have incurred an aggregate net loss of approximately $79.1 million. We expect that our operating expenses will continue to increase as we expand our current headcount, further our development activities, and continue to pursue FDA approval for our product candidates.

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

The research, testing, manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries, which regulations differ from country to country. The FDA and other foreign regulatory agencies can delay approval of or refuse to approve our product candidates for a variety of reasons, including failure to meet safety and efficacy endpoints in our clinical trials. Our product candidates may not be approved even if they achieve their endpoints in clinical trials. Regulatory agencies, including the FDA, may disagree with our or our partners’ trial design and our interpretation of data from preclinical studies and clinical trials. Clinical trials of our product candidates may not demonstrate that they are safe and effective to the extent necessary to obtain regulatory approvals. Our clinical trial addendum to assess our ImmunoPulse® IL-12 single-agent therapy in patients with metastatic melanoma recently closed enrollment and we have one biomarker-focused pilot study of ImmunoPulse® IL-12 in patients with triple negative breast cancer open for enrollment. In addition, our combination IST, a Phase 2 investigator sponsored clinical trial led by the University of California San Francisco to assess the combination of ImmunoPulse® IL-12 and Merck’s anti-PD-1 antibody KEYTRUDA®, is active. This combination trial raises additional risks due to its reliance on factors outside our control, such as those risks described elsewhere in these Risk Factors relating to the marketability of KEYTRUDA® and its availability to us on commercially reasonable terms.

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

Physicians, patients, and third-party payors may be less accepting of our product candidates due to certain characteristics of our product candidates. They may have concerns, for example, about the complexity inherent in a combination therapy approach, or about the clinical application of electroporation technology which is less prevalent in the United States. A lack of acceptance of our product candidates could prevent us from successfully commercializing product candidates for which we secure regulatory approval.

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

The foregoing risks of third parties’ infringement of our intellectual property rights may be increased as we continue to engage in discussions, collaborations, and other arrangements with third parties. New challenges also arise as we engage with third parties located outside the United States. These factors could increase the risks and costs associated with building and protecting our intellectual property portfolio.

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

The market price of our common stock could decline as a result of sales by, or the perceived possibility of sales by, our existing stockholders. Since March 2011, we have completed a number of offerings of our common stock and warrants. Future sales of common stock by significant stockholders, including by those who acquired their shares in our prior offerings, or through the exercise of outstanding warrants, or who are affiliates, or the perception that such sales may occur, could depress the price of our common stock.

If outstanding options and warrants to purchase shares of our common stock are exercised or outstanding restricted stock units vest or settle, the interests of our stockholders could be diluted.

Subsequent to October 31, 2016 through the date of filing this Report, we have issued an aggregate of 150,000 shares of our commons stock related to the exercise of warrants. As of December 1, 2016, we have outstanding (i) options to purchase 3,840,860 shares of common stock, (ii) warrants to purchase 11,328,693 shares of our common stock, including Series B Warrants to purchase 2,764,000 shares of common stock at an exercise price of $0.01 per share, and (iii) 655,000 restricted stock units. In addition, we have as of December 1, 2016, 23,398 shares reserved for future issuance under our 2011 Stock Incentive Plan and 458,813 shares have been reserved for future issuance under our 2015 Employee Stock Purchase Plan. The exercise of options and warrants, the vesting and settlement of restricted stock units, the issuance of additional shares of common stock or other awards under our 2011 Stock Incentive Plan and the sale of any resulting shares of our common stock in connection with the foregoing, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants or the vesting of restricted stock units granted under our stock option plans, and options, restricted stock units and warrants that may be granted or issued in the future. In addition, in future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

If our common stock is delisted from The Nasdaq Capital Market or we are found noncompliant with Nasdaq regulations, our stock’s market price and liquidity could be negatively impacted.

Our listing on The Nasdaq Capital Market (“NASDAQ”) is contingent upon our meeting all the continued listing requirements. If we are found noncompliant by NASDAQ, or if our common stock is delisted from NASDAQ, our stock price could be negatively impacted, our stock’s liquidity could be reduced, and our ability to raise capital in the future may be limited or prevented.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.1	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and the signatories thereto (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.2	Placement Agency Agreement, dated as of May 22, 2016, by and among the Company and H.C. Wainwright & Co., LLC (incorporated by reference to our Current Report on Form 8-K, filed on May 24, 2016)

10.3	Separation and Release Agreement, effective June 18, 2016, by and between the Company and Robert Pierce, MD (incorporated by reference to our Current Report on Form 8-K, filed on April 15, 2016)

10.4	Form of Executive Employment Agreement and Inducement Stock Option Award Agreement, effective September 1, 2016, by and between the Company and Sharron Gargosky, PhD (incorporated by reference to our Current Report on Form 8-K, filed on September 6, 2016)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three-month period ended October 31, 2016, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets and Balance Sheet (ii) the Condensed Consolidated Statement of Operations and Statement of Operations, (iii) the Condensed Consolidated Statements of Cash Flows and Statement of Cash Flows, (iv) the Notes to Condensed Financial Statements

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Punit Dhillon
Punit Dhillon
(Principal Executive Officer)

Dated: December 8, 2016

By:	/s/ Richard B. Slansky
Richard B. Slansky
(Principal Financial Officer)

Dated: December 8, 2016

