Form 10-Q
period 2017-04-30
ONCOSEC MEDICAL Inc
filed 2017-06-01
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]

Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Emerging growth company	[ ]

If an emerging growth company, indicated by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 21,168,194 as of May 31, 2017.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2017

PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements:
	a) Condensed Consolidated Balance Sheet as of April 30, 2017 (unaudited) and Condensed Balance Sheet as of July 31, 2016	3
	b) Condensed Consolidated Statements of Operations and Condensed Statements of Operations for the three and nine months ended April 30, 2017 and 2016 (unaudited)	4
	c) Condensed Consolidated Statements of Comprehensive Loss and Condensed Statements of Comprehensive Loss for the three and nine months ended April 30, 2017 and 2016 (unaudited)	5
	d) Condensed Consolidated Statement of Cash Flows and Condensed Statement of Cash Flows for the nine months ended April 30, 2017 and 2016 (unaudited)	6
	e) Notes to Condensed Consolidated Financial Statements (unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosure about Market Risk	24
Item 4.	Controls and Procedures	24
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43
Item 3.	Defaults Upon Senior Securities	43
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheet and Condensed Balance Sheet

	(unaudited)
	April 30, 2017	July 31, 2016
Assets
Current assets
Cash and cash equivalents	$16,106,338	$28,746,224
Prepaid expenses and other current assets	987,160	671,184
Total Current Assets	17,093,498	29,417,408
Property and equipment, net	2,493,784	2,799,930
Other long-term assets	384,256	189,309
Total Assets	$19,971,538	$32,406,647

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,644,259	$3,223,327
Accrued compensation	168,234	242,924
Total Current Liabilities	2,812,493	3,466,251
Other long-term liabilities	1,196,716	887,292
Total Liabilities	4,009,209	4,353,543

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 21,168,194 and 18,036,263 common shares as of April 30, 2017 and July 31, 2016, respectively	25,582	25,269
Additional paid-in capital	93,195,870	88,233,965
Warrants issued and outstanding — 9,494,740 and 12,859,286 warrants as of April 30, 2017 and July 31, 2016, respectively	11,780,307	13,288,527
Accumulated other comprehensive income	7,094	-
Accumulated deficit	(89,046,524)	(73,494,657)
Total Stockholders’ Equity	15,962,329	28,053,104
Total Liabilities and Stockholders’ Equity	$19,971,538	$32,406,647

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations and Condensed Statements of Operations (unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016
Revenue	$-	$-	$-	$-
Expenses:
Research and development	2,656,073	3,376,757	8,638,423	11,149,652
General and administrative	1,904,899	2,874,362	6,912,053	9,174,406
Loss before income taxes	(4,560,972)	(6,251,119)	(15,550,476)	(20,324,058)
Provision for income taxes	-	290	1,391	2,462
Net loss	$(4,560,972)	$(6,251,409)	$(15,551,867)	$(20,326,520)
Basic and diluted net loss per common share	$(0.22)	$(0.37)	$(0.79)	$(1.27)
Weighted average shares used in computing basic and diluted net loss per common share	20,704,393	16,971,214	19,809,739	15,955,116

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss and Condensed Statements of Comprehensive Loss (unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2017	April 30, 2016	April 30, 2017	April 30, 2016

Net Loss	$(4,560,972)	$(6,251,409)	$(15,551,867)	$(20,326,520)
Foreign currency translation adjustments	7,080	-	7,094	-
Comprehensive Loss	$(4,553,892)	$(6,251,409)	$(15,544,773)	$(20,326,520)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statement of Cash Flows and Condensed Statement of Cash Flows (unaudited)

	Nine Months Ended
	April 30, 2017	April 30, 2016
Operating activities
Net loss	$(15,551,867)	$(20,326,520)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	284,319	253,664
Loss on disposal of property and equipment	-	41,989
Stock-based compensation	3,378,991	4,676,215
Changes in operating assets and liabilities:
Decrease(Increase) in prepaid expenses and other current assets	(315,976)	532,214
Decrease(Increase) in other long-term assets	(163,542)	25,286
Decrease(Increase) in accounts payable and accrued liabilities	(579,068)	461,617
Increase (decrease) in accrued compensation	(74,690)	15,724
Increase in other long-term liabilities	309,424	573,654
Net cash used in operating activities	(12,712,409)	(13,746,157)
Investing activities
Purchases of property and equipment	(9,578)	(1,156,420)
Net cash used in investing activities	(9,578)	(1,156,420)
Financing activities
Proceeds from issuance of common stock and warrants	-	7,500,010
Payment of financing and offering costs	-	(613,915)
Proceeds from exercise of warrants	30,950	-
Proceeds from issuance of common stock	44,057	-
Net cash provided by financing activities	75,007	6,886,095
Effect of exchange rate changes on cash	7,094	-
Net (decrease) in cash	(12,639,886)	(8,016,482)
Cash and cash equivalents, at beginning of period	28,746,224	32,035,264
Cash and cash equivalents, at end of period	$16,106,338	$24,018,782

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,391	$2,463

Noncash investing and financing transactions:
Fair value of placement agent warrants issued in the public offering	$-	$242,143
Issuance of common stock in connection with a contractual agreement	$-	$55,500
Noncash expiration of warrants	1,479,274	431,981
R&D Equipment in use but financed through accounts payable and accrued liabilities	$-	$393,718

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (the “Company”) began its operations as a biotechnology company in March 2011, following its completion of the acquisition of certain technology and related assets from Inovio Pharmaceuticals, Inc. (“Inovio”) pursuant to an asset purchase agreement dated March 14, 2011. The Company has not produced any revenues, nor has it commenced planned principal operations. The Company’s technology includes certain delivery technologies including ImmunoPulse®, an electroporation delivery device that is used in combination with the Company’s therapeutic product candidates, including DNA plasmids that encode immunologically active agents, to deliver the therapeutic directly into the tumor and promote an inflammatory response against the cancer. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions, Inc. and changed its name in March 2011 when it began operating as a biotechnology company.

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

During the quarter ended April 30, 2017, the investigator continued to enroll patients in an investigator-sponsored combination trial of ImmunoPulse® IL-12 with pembrolizumab in patients with advanced, metastatic melanoma. The Company also amended the clinical protocol for its biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer, in order to improve the enrollment rate for that study. The Company’s Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are now closed for enrollment and database-locked; clinical study reports are being drafted. The Company’s Phase II clinical trial of ImmunoPulse® IL-12 as a monotherapy in Cutaneous T-cell lymphoma is closed.

In addition, the Company made further advancements toward prototypes of its next generation electroporation devices and pursued discovery research to identify new gene combinations for use with the ImmunoPulse® platform. The Company’s efforts are focused on moving ImmunoPulse® IL-12 toward a potential registration pathway for metastatic melanoma and to pursue clinically relevant data in breast cancer and additional combination trials.

On October 7, 2016, OncoSec Medical Australia Pty, Ltd. (“OncoSec Australia”) was created as a wholly-owned subsidiary of OncoSec Medical Incorporated to facilitate the potential operation of clinical trials principally in Australia where there is a high rate of melanoma cases. OncoSec Australia issued 100 shares (AU$1.00 par value) to the Company for AU$100. OncoSec Australia’s functional currency, the Australian dollar, is also its reporting currency. Its financial statements are translated to US dollars, the reporting currency of the Company, prior to consolidation. All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2017, condensed consolidated statements of operations and condensed statements of operations, condensed consolidated statements of comprehensive loss and condensed statements of comprehensive loss for the three and nine months ended April 30, 2017 and 2016, respectively, and the condensed consolidated statement of cash flows and the condensed statement of cash flows for the nine months ended April 30, 2017 and 2016, respectively, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations and condensed results of operations for the three and nine months ended April 30, 2017 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2017, or for any other period. These financial statements, and notes thereto, should be read in conjunction with the audited financial statements for the year ended July 31, 2016, included in the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on October 13, 2016. The balance sheet at July 31, 2016 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain amounts in the condensed balance sheet for the year ended July 31, 2016 and the condensed consolidated statement of cash flows for the nine-month period ended April 30, 2017 have been reclassified to conform to the interim presentation of prepaid expenses, other current assets and property and equipment.

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

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of ninety days or less when purchased to be cash equivalents. As of April 30, 2017 and July 31, 2016, cash and cash equivalents were primarily comprised of cash in checking, savings and money market accounts.

The Company’s activities to date have been primarily supported by equity financings. It has sustained losses in previous reporting periods with an inception to date loss of $89.0 million as of April 30, 2017.

As of April 30, 2017, the Company had cash and cash equivalents of approximately $16.1 million. The Company will require additional financing to fund its future planned operations, including research and development, clinical trials and commercialization of its potential product candidates. In addition, the Company will require additional financing in order to license or acquire new assets, research and develop compounds and new technology and pursue related patent protection, and obtain any further intellectual property that the Company may seek to acquire. Additional financing may not be available to the Company when needed or, if available, it may not be obtained on commercially reasonable terms. If the Company is not able to obtain the necessary additional financing on a timely basis, the Company will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business. Historically, the Company has funded its operations primarily through equity financings and it expects that it will continue to fund its operations through equity and possibly debt financings. If the Company secures additional financing by issuing equity securities, its existing stockholders’ ownership will be diluted. Obtaining loans, assuming those loans would be available, would increase the Company’s liabilities and future cash commitments. The Company may also pursue non-dilutive financing sources. However, such financing may not be available, and if available, could take a long period to obtain.

Liquidity and Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared on the going concern basis of accounting, which assumes that the Company will continue to operate as a going concern and which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has sustained losses of $4.6 million and $6.3 million for the three months ended March 31, 2017 and 2016, respectively. Based on the Company’s current rate of cash consumption, the Company estimates it will need additional capital in the first calendar quarter of 2018 and its prospects for obtaining that capital are uncertain. The Company may pursue debt or equity financing to raise additional capital. However, the Company can make no assurances that it will be able to raise the required additional capital, either through debt or equity financing, on acceptable terms or at all. As a result of the Company’s historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the nine months ended April 30, 2017 and 2016 is provided below:

	April 30, 2017	April 30, 2016
Stockholders’ equity at beginning of period	$28,053,104	$32,695,621
Net loss	(15,551,867)	(20,326,520)
Public Offering on November 9, 2015, net of issuance costs of $613,915	-	6,886,095
Stock-based compensation	3,378,991	4,676,215
Accumulated other comprehensive income	7,094	-
Issuance of common stock through employee stock purchase plan	44,057	-
Exercise of common stock warrants	30,950	-
Common stock issued in connection with a contractual agreement	-	55,500
Stockholders’ equity at end of period	$15,962,329	$23,986,911

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2017	July 31, 2016
Office Furniture & Fixtures	$2,905,900	$2,851,900
Computer Software	235,782	226,207
Leasehold Improvements	80,102	80,102
Construction In Progress	-	85,402
Property and Equipment, gross	3,221,784	3,243,611
Accumulated Depreciation and Amortization	(728,000)	(443,681)
	$2,493,784	$2,799,930

Depreciation and amortization expense recorded for the three- and nine-month periods ended April 30, 2017 and 2016, was approximately $95,000 and $284,000 and approximately $102,000 and $254,000, respectively.

Other Long-Term Assets

Other long-term assets is comprised of the following:

	April 30, 2017	July 31, 2016
Restricted cash	$93,640	$92,686
Rent Deposit	96,623	96,623
Prepaid clinical services	193,993	-
	$384,256	$189,309

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2017	July 31, 2016
Research & Development Costs	$1,870,854	$2,389,711
Professional Services Fees	457,341	707,070
Other	316,064	126,546
	$2,644,259	$3,223,327

On September 8, 2016, the Company entered into a $50,000 credit card facility with Banc of California, which collateralized the Company’s visa business card from Elan Financial Services. At November 30, 2016, Banc of California discontinued utilization of Elan Financial Services and replaced the visa business card with their own debit MasterCard, which functions similar to a credit card.

Accrued Compensation

Accrued compensation is comprised of the following:

	April 30, 2017	July 31, 2016
Separation Costs	$-	$134,993
Payroll Accrual	167,496	93,021
401K Payable	-	14,365
Other	738	545
	$168,234	$242,924

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	April 30, 2017	July 31, 2016
Deferred rent	$1,196,716	$887,292

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

Outstanding Warrants

At April 30, 2017, the Company had outstanding warrants to purchase 9,494,740 shares of common stock, with exercise prices ranging from $0.01 to $18.00, all of which were classified as equity instruments. These warrants expire at various times between September 2017 and May 2025, with the exception of the aforementioned Series B Warrants, which expire upon their exercise in full. At April 30, 2017, 1,350,000 Series B Warrants were available to exercise.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been declared or paid during the periods presented.

Note 7—Stock-Based Compensation

Stock Options

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of options granted subject to a consulting agreement, whereby the option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three and nine-month periods ended April 30, 2017 and 2016, were based on the grant date fair value estimated using the Black-Scholes Option Pricing Model. Share-based compensation expense related to stock option grants to consultants, in which the grant was not entirely vested at the grant date, are generally re-valued each month. The Company’s expected volatility is derived from the historical daily change in the market price of its common stock, as well as the historical daily changes in the market price for the peer group as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors. The Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. Stock-based compensation expense recognized in the Company’s condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes cliff vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero since the Company can adjust stock-based compensation due to terminations in the month of termination. The Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

On November 11, 2016, the Company filed a Tender Offer Statement on Schedule TO relating to an offer (the “Exchange Offer”) by the Company to exchange certain stock options to purchase up to an aggregate of 2,479,671 shares of its common stock that had been granted to eligible participants for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $3.00, and held by employees, directors, and consultants in continuous service through the termination of the Exchange Offer, were eligible for exchange in the Exchange Offer. An exchange rate of 2 for 1 applied to options priced from $3.00 to $9.99, and an exchange rate of 3 for 1 applied to options priced at $10 or greater. Each new stock option was granted pursuant to OncoSec’s 2011 Stock Incentive Plan, as amended and restated, on the date the Exchange Offer closed and was priced at the market price on that date. As of the closing of the Exchange Offer on December 14, 2016, 29 eligible participants had exchanged 2,214,500 options for 1,070,536 new options.

During the three and nine months ended April 30, 2017, the Company granted options to purchase 1,238,500 and 2,749,536 shares of the Company’s common stock under the 2011 Plan, respectively (including those granted under the Exchange Offer), of which options to purchase 813,500 and 1,585,037 shares, respectively, were granted to employees, and options to purchase 365,000 and 839,083 shares, respectively, were granted to consultants, and options to purchase 60,000 and 325,416 shares, respectively, were granted to non-employee directors. The options issued to employees have a ten-year term, vest over three years and have exercise prices ranging from $1.29–$1.78. The options issued to consultants have three- to ten-year terms, generally vest in accordance with the terms of the applicable agreement, and have exercise prices ranging from $1.29–$2.00 per share. The options issued to non-employee directors have a ten-year term, vest over one year and have exercise prices ranging from $1.29–1.34.

During the three and nine months ended April 30, 2016, the Company granted options to purchase 637,000 and 2,689,250 shares, respectively, of the Company’s common stock under the 2011 Plan, of which options to purchase 589,500 and 1,955,750 shares, respectively, were granted to employees, and options to purchase 10,000 and 78,000 shares, respectively, were granted to consultants, and options to purchase 37,500 and 655,500 shares, respectively, were granted to non-employee directors. The options issued to employees have a ten-year term, vest over a range of three years, and have exercise prices ranging from $1.64–$6.21. The options issued to consultants have three- to ten-year terms, vest in accordance with the terms of the applicable agreement, and have exercise prices ranging from $2.02–5.76 per share. The options issued to non-employee directors have a ten-year term, vest over one year, and have exercise prices ranging from $2.02–$5.76.

During the three and nine months ended April 30, 2017, the Company granted options to purchase 0 and 270,000 shares, respectively, of the Company’s common stock to employees outside of the 2011 Plan. These options were issued as inducement stock options. They have a term of 10 years, vest over a period of three years, and have an exercise price of $1.71. No options were issued to directors or consultants outside of the 2011 Plan during these periods. No options were issued to employees, directors, or consultants outside of the 2011 Plan during the corresponding periods ended April 30, 2016.

The following assumptions were used to calculate the fair value of stock-based compensation during the three-month periods ended April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
Expected volatility	71.91% - 124.41%	84.59% - 87.87%
Risk-free interest rate	1.42% - 2.39%	1.17% - 1.87%
Expected forfeiture rate	0%	0%
Expected dividend yield	—	—
Expected term	2.87 - 10 years	5 - 10 years

The following assumptions were used to calculate the fair value of stock-based compensation during the nine-month periods ended April 30, 2017 and 2016:

	April 30, 2017	April 30, 2016
Expected volatility	71.91% - 124.47%	83.57% - 89.70%
Risk-free interest rate	0.82% - 2.52%	0.83% - 2.01%
Expected forfeiture rate	0%	0%
Expected dividend yield	—	—
Expected term	2.34 - 10 years	2.3 - 10 years

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended April 30, 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million and $3.1 million, respectively. Of this balance, $0.2 million and $1.0 million, respectively, was recorded to research and development and $0.4 million and $2.2 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three- and nine-month periods ended April 30, 2017.

Stock-based compensation expense recorded in the Company’s condensed statements of operations for the three and nine-month periods ended April 30, 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.6 million and $4.6 million, respectively. Of this balance, $0.3 million and $0.8 million, respectively, was recorded to research and development, and $1.3 million and $3.8 million, respectively, was recorded in general and administrative in the Company’s condensed statements of operations for the period ended April 30, 2016.

The weighted-average grant date fair value of stock options granted during the three- and nine-month periods ended April 30, 2017 were $1.08 and $1.13, respectively. The weighted-average grant date fair value of stock options granted during the three- and nine-month periods ended April 30, 2016 were $1.44 and $6.20, respectively.

Restricted Stock Units

In March 2017, the Company granted 525,000 restricted stock unit awards (or, RSUs) under the 2011 Plan to motivate and retain certain employees. All RSUs vest in full three (3) years following the date of grant. The Company’s closing common stock price on the date of issue was $1.34 per share, which is the RSUs’ fair market value per unit.

In March 2016, the Company granted 555,000, 100,000 and 25,000 RSUs under the 2011 Plan to motivate and retain certain employees, directors and consultants, respectively. All RSUs vest in full three (3) years following the date of grant. The Company’s closing common stock price on the date of issue was $2.02 per share, which is the RSUs’ fair market value per unit.

Stock-based compensation expense related to RSUs for the three- and nine-month periods ended April 30, 2017 was approximately $0.1 million and $0.4 million, respectively, of which approximately $28,000 and $0.1 million, respectively, was recorded to research and development and $0.1 million and $0.3 million, respectively, was recorded to general and administrative. During the three-month period ended April 30, 2017, no RSUs were forfeited, and prior to this period, 90,000 RSUs were forfeited. As of April 30, 2017, 1,115,000 RSUs were outstanding.

Employee Stock Purchase Program

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 500,000 shares of the Company’s common stock. The first offering period ended on July 31, 2016, with 17,789 shares purchased and distributed to employees. The second offering period ended on January 31, 2017, with 18,631 shares purchased and distributed to employees. At April 30, 2017, 463,580 shares are available for issuance under the ESPP.

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

Stock-based compensation expense related to the ESPP and recorded in the Company’s condensed consolidated statement of operations for the three- and nine-month periods ended April 30, 2017 was approximately $9,000 and $27,000, respectively, of which $4,000 and $13,000, respectively, was recorded to research and development and $5,000 and $14,000, respectively, was recorded to general and administrative.

Note 8—Net Loss Per Share

Basic net loss per share is calculated by dividing net loss by the weighted-average number of common shares outstanding for the period. Diluted loss per share is computed similarly to basic loss per share except that the denominator is increased to include the number of additional shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive.

For all periods presented, potentially dilutive securities are excluded from the computation of fully diluted loss per share as their effect is anti-dilutive. The following table details those securities that have been excluded from the computation of potentially dilutive securities:

	April 30, 2017	April 30, 2016
Outstanding Stock Options	3,731,311	3,486,621
Outstanding Restricted Stock Units	1,115,000	680,000
Outstanding Warrants	9,494,740	3,000,875
Total	14,341,051	7,167,496

Amounts in the table above reflect the common stock equivalents of the noted instruments.

Note 9—Commitments and Contingencies

The Company has entered into employment agreements with each of its executive level officers. Generally, the terms of each agreement are such that if the officer is terminated other than for cause, death or disability, or if the case of termination of employment with the Company is for good cause, the officer shall be entitled to receive severance payments equal to either six or 12 months of his/her then-current annual base salary plus any accrued bonus and six or 12 months of benefits coverage.

On April 15, 2016, the Company and the Company’s former Chief Scientific Officer (“CSO”) entered into a separation, release and consulting agreement, in which the CSO would voluntarily resign from the Company on June 18, 2016 and become a consultant of the Company. The terms of the agreement afforded no severance pay related to the termination of employment; however, the terms of the agreement provide for a fee of $30,000 per month for consulting services. The consulting agreement will terminate automatically on June 18, 2017, unless renewed by a written agreement of both parties or earlier terminated as provided within the agreement. On the date of termination of employment, the Company recorded a liability of $360,000 in its balance sheet as the consulting services to be performed are not substantive and the offsetting charge was recorded in research and development as other outside service fees. As of April 30, 2017, the Company has paid $270,000 against the liability.

On December 27, 2015, the Company and the Company’s former Chief Medical Officer (“CMO”) entered into a separation and release agreement pursuant to which the Company agreed to pay the former CMO $286,000, less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices. At the separation date, the Company recorded a liability of $286,000 on its condensed balance sheet and the offsetting charge was recorded in research and development as salary expense. As of April 30, 2017, the Company has paid the entire liability in full.

Lease Agreement

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

Technology Access Agreements

The Company has entered into Technology Access Program (TAP) agreements with two separate biotherapeutic companies. Under the TAP, the Company makes its electroporation technologies available, and provides support services, to collaborators for preclinical research in exchange for a one-time payment.

Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is unaware of any such lawsuits presently pending against it which individually or in the aggregate, are deemed to be material to the Company’s financial condition, or results of operations.

Note 10—Related Party Transactions

The Company’s Chairman of the Board of Directors (“Board”) is also a director and the Chairman (formerly Executive Chairman) of Inovio. The Company’s Chairman abstained from all discussions and voting related to negotiations of the Asset Purchase Agreement disclosed in Note 1, and the amendments thereto, while performing his duties as Executive Chairman of Inovio.

The Company has subleased a portion of its office space to another company with certain common Board members. The Company’s CEO and two other members of the Board also hold positions as directors or officers of the sublessee.

Note 11—Subsequent Events

On May 10, 2017, the Company entered into a clinical trial collaboration and supply agreement with MSD International GmbH, a subsidiary of Merck & Co., Inc. (“Merck”) to clinically evaluate the combination of ImmunoPulse® IL-12 with Merck’s anti PD-1 therapy KEYTRUDA® (pembrolizumab). Under this agreement, the Company will sponsor and fund the Phase II multicenter study of ImmunoPulse® IL-12 in combination with KEYTRUDA® in patients with histological diagnosis of melanoma with progressive locally advanced or metastatic disease defined as Stage III or Stage IV, who are progressing or have progressed on an approved anti-PD-1 therapy. Merck will be responsible for manufacturing and supplying KEYTRUDA® for this study.

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

This quarterly report on Form 10-Q contains forward-looking statements that involve risks, uncertainties and assumptions. If such risks or uncertainties materialize or such assumptions prove incorrect, our results could differ materially from those expressed or implied by such forward-looking statements and assumptions. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. All statements made in this Form 10-Q other than statements of historical fact are statements that could be deemed forward-looking statements. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” in Part II, Item IA of this Quarterly Report on Form 10-Q, and similar discussions in our other SEC filings. Risks that could cause actual results to differ from those contained in the forward-looking statements include but are not limited to risks related to: our ability to continue as a going concern; our need to raise additional capital and our ability to obtain financing; uncertainties inherent in pre-clinical studies and clinical trials and our ability to commercialize our products; our expected reliance on third parties; general economic and business conditions; our limited operating history; our ability to recruit and retain qualified personnel; competition we face within our industry; our ability to manage future growth; our ability to develop our planned product candidates; our ability to develop, obtain, preserve, and/or protect intellectual property rights related to our product candidates; and various risks related to our common stock. These forward-looking statements speak only as of the date of this Form 10-Q, except as required by applicable law, we do not intend to update any of these forward-looking statements.

As used in this quarterly report on Form 10-Q and unless otherwise indicated, the terms “the Company”, “we”, “us” and “our” refer to OncoSec Medical Incorporated.

Company Overview

Our mission is to pioneer new intratumoral immunotherapy treatments to benefit cancer patients. Our core platform technology, ImmunoPulse®, is a unique drug-device therapeutic modality comprised of a proprietary electroporation delivery device consisting of an electrical pulse generator and disposable applicators. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs and treat different tumor types. Our lead product candidate, ImmunoPulse® IL-12, uses our electroporation device to deliver a DNA-encoded interleukin-12 (“IL-12”) with the aim of reversing the immunosuppressive microenvironment in the tumor and engendering a systemic anti-tumor response against untreated tumors in other parts of the body. We are currently focused on developing ImmunoPulse® IL-12 in combination with an approved anti-PD-1 therapy for melanoma in patients who have previously failed an anti-PD-1 therapy. On February 27, 2017, we announced that we received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for ImmunoPulse® IL-12. This could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review, and other benefits.

We are working to initiate our planned Phase II registration-directed study of ImmunoPulse® IL-12 in combination with Merck’s approved anti-PD-1 therapy pembrolizumab (KEYTRUDA®), in patients with advanced, metastatic (stage 3-4) melanoma who previously failed anti-PD-1 therapy, which we refer to as “PISCES.” We expect PISCES to be open to enrollment in June 2017. On May 10, 2017, we announced that we entered into a clinical trial collaboration and supply agreement with MSD International, a subsidiary of Merck & Co., Inc. (“Merck”). Under this agreement, Merck will manufacture and supply (at its own cost) pembrolizumab (KEYTRUDA®) for PISCES.

We are also in collaboration with University of California, San Francisco, the sponsor of a multi-center Phase II clinical trial evaluating ImmunoPulse® IL-12 in combination with pembrolizumab (KEYTRUDA®) for the treatment of advanced, metastatic melanoma in patients who are predicted to not respond to anti-PD-1 therapy alone. Merck is manufacturing and supplying pembrolizumab (KEYTRUDA®) to the sponsor of the study to support this trial. During the quarter ended April 30, 2017, we continued to enroll patients in this combination trial.

We have amended the clinical protocol for our biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer in order to improve the enrollment rate for that study, which has been slow to enroll. This study is ongoing and is focused on evaluating the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In addition, our Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are now closed for enrollment and databases are locked and clinical study reports written. The Company’s Phase II clinical trial of ImmunoPulse® IL-12 as a monotherapy in Cutaneous T-cell lymphoma is closed.

Concurrently, we are continuing development of our next-generation electroporation devices and a proprietary multi-gene immune-modulating therapeutic candidate. We have pursued advancements toward prototypes of our next generation electroporation devices and additional discovery research to identify new gene combinations for use with the ImmunoPulse® platform.

We expect to use our working capital primarily for the advancement of our existing and planned clinical programs, including the initiation of PISCES, the continuation of enrollment in our Phase II clinical trial in triple negative breast cancer, and the conclusion of our Phase II clinical trials in Merkel Cell Carcinoma, and melanoma.

Exchange Offer

On November 11, 2016, we filed a Tender Offer Statement on Schedule TO relating to our offer (the “Exchange Offer”) to exchange certain stock options to purchase up to an aggregate of 2,479,671 shares of our common stock that had been granted to eligible participants for a lesser number of new stock options with a lower exercise price. Stock options with an exercise price greater than or equal to $3.00, and held by employees, directors, and consultants in continuous service through the termination of the Exchange Offer, were eligible for exchange in the Exchange Offer. An exchange rate of 2 for 1 applied to options priced from $3.00 to $9.99, and an exchange rate of 3 for 1 applied to options priced at $10 or greater. Each new stock option was granted pursuant to OncoSec’s 2011 Stock Incentive Plan, as amended and restated (the “2011 Plan”), on the date the Exchange Offer closed and was priced at the market price on that date. As of the closing of the Exchange Offer on December 14, 2016, 29 eligible participants had exchanged 2,214,500 options for 1,070,536 new options.

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

Results of Operations for the Three Months Ended April 30, 2017 Compared to the Three Months Ended April 30, 2016

The unaudited financial data for the three-month periods ended April 30, 2017 and April 30, 2016 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2017	April 30, 2016	Increase/(Decrease)	Increase/(Decrease) %
Revenue	$-	$-	$-	-
Operating expenses
Research and development	2,656,073	3,376,757	(720,684)	(21)
General and administrative	1,904,899	2,874,362	(969,463)	(34)
Loss before income taxes	(4,560,972)	(6,251,119)	1,690,147	(27)
Tax provision	-	290	(290)	(100)
Net loss	$(4,560,972)	$(6,251,409)	$1,690,437	(27)

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

The $0.7 million decrease in research and development expenses for the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, is primarily the result of a decrease of $0.7 million related to our clinical trial costs that were lower due to a lower number of patient enrollments in a smaller number of actively enrolling trials as well as lower trial management costs and a decrease of $0.2 million related to lower salary costs, offset by $0.2 million in costs related to initial clinical site start-up costs in Australia.

General and Administrative Expenses

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

The $1.0 million decrease in general and administrative expenses for the three-month period ended April 30, 2017, as compared to the three-month period ended April 30, 2016, was primarily the result of a decrease of $0.9 million in stock compensation expense, mainly related to a reduction in the value of equity compensation awards to independent members of our Board of Directors, and a decrease of $0.1 million in salary costs.

Results of Operations for the Nine Months Ended April 30, 2017 Compared to the Nine Months Ended April 30, 2016

The unaudited financial data for the nine-month periods ended April 30, 2017 and April 30, 2016 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2017	April 30, 2016	Increase/(Decrease)	Increase/(Decrease) %
Revenue	$-	$-	$-	-
Operating expenses
Research and development	8,638,423	11,149,652	(2,511,229)	(23)
General and administrative	6,912,053	9,174,406	(2,262,353)	(25)
Net loss before income taxes	(15,550,476)	(20,324,058)	4,773,582	(23)
Tax provision	1,391	2,462	(1,071)	(44)
Net loss	$(15,551,867)	$(20,326,520)	$4,774,653	(23)

Research and Development Expenses

The $2.5 million decrease in research and development expenses for the nine-month period ended April 30, 2017, as compared to the nine-month period ended April 30, 2016 is primarily the result of a decrease of $2.1 million related to clinical trial costs that were lower due to a lower number of patient enrollments in a smaller number of actively enrolling trials as well as lower trial management costs, a decrease of $0.7 million related to lower salary costs, and a decrease in travel cost of $0.2 million, offset by an increase of $0.2 million related to stock compensation expense as a result of our tender offer to exchange stock options and an increase of $0.3 million related to initial clinical site start-up costs to establish our clinical presence in Australia.

We expect our clinical study expenses and plasmid costs to increase as we advance toward initiation of the PISCES Study: A Multicenter Phase 2, Open-Label Trial of Intratumoral pIL-12 plus Electroporation in Combination with Intravenous Pembrolizumab in Patients with Stage III/IV Melanoma who are Progressing on either Pembrolizumab or Nivolumab Treatment.

General and Administrative Expenses

The $2.3 million decrease in general and administrative expenses for the nine-month period ended April 30, 2017, as compared to the nine-month period ended April 30, 2016, was primarily the result of a decrease of $1.5 million in stock compensation expense, a decrease of $0.3 million in salaries, a decrease of $0.2 million in accounting fees, a decrease in office supplies of $0.1 million, and an increase in other income of $0.2 million.

We expect our general and administrative expenses to remain essentially flat in the near term.

Liquidity and Capital Resources

We have sustained losses of $4.6 million and $6.3 million for the three months ended April 30, 2017 and 2016, respectively. Based on our current rate of cash consumption, we estimate we will need additional capital in the first calendar quarter of 2018 and our prospects for obtaining that capital are uncertain. We may pursue obtaining additional debt financing or equity financing. However, we may be unable to raise the required additional capital in a timely manner on acceptable terms, or at all. As a result of our historical losses and financial condition, there is substantial doubt about the Company’s ability to continue as a going concern.

Working Capital

Our working capital as of April 30, 2017 and July 31, 2016 is summarized as follows:

	At	At
	April 30, 2017	July 31, 2016
Current assets	$17,093,498	$29,417,408
Current liabilities	2,812,493	3,466,251
Working capital	$14,281,005	$25,951,157

Current Assets

Current assets as of April 30, 2017 decreased to approximately $17.1 million, in comparison to current assets of approximately $29.4 million as of July 31, 2016. This decrease in our current assets was primarily due to a decrease in cash from $28.7 million as of July 31, 2016, to $16.1 million as of April 30, 2017, which is attributable to the cash used in operating and investing activities during the nine-month period ended April 30, 2017.

Current Liabilities

Current liabilities as of April 30, 2017 decreased to approximately $2.8 million, in comparison to our approximate current liabilities of $3.5 million as of July 31, 2016. This decrease was primarily due to lower spending on clinical trials, related to a lower number of patient enrollments, a smaller number of actively enrolling trials, and lower trial management costs.

Cash Flow

Cash Used in Operating Activities

Cash used in operating activities for the nine-month period ended April 30, 2017 was $12.7 million, as compared to $13.7 million for the nine-month period ended April 30, 2016. This decrease was primarily related to lower patient costs related to our Phase II clinical trials.

Cash Used in Investing Activities

Cash used in investing activities for the nine-month period ended April 30, 2017 was $9,578, as compared to $1.2 million for the nine-month period ended April 30, 2016. During the nine-month period ended April 30, 2016, we purchased laboratory equipment during the move to our new facility.

Cash Flow Provided by Financing Activities

Cash provided by financing activities was $0.1 million for the nine-month period ended April 30, 2017, as compared to $6.9 million for the comparable nine-month period ended April 30, 2016. We did not raise additional capital during the nine-month period ending April 30, 2017. During the comparable period in 2016, we raised $6.9 million in the November 2015 registered direct offering described below.

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

Cash Requirements

Our primary objective for the next twelve-month period is to focus on advancing our ImmunoPulse® platform through the initiation of PISCES, our new combination trial of ImmunoPulse® IL-12 and Merck’s approved anti-PD-1 therapy pembrolizumab (KEYTRUDA®). In addition, we expect to pursue raising sufficient capital to fund our operations and to acquire and develop additional assets or technologies consistent with our focus on innovative gene therapies, therapeutics and proprietary medical approaches to stimulate anti-tumor immune responses for the treatment of cancer.

We expect to continue to focus on reducing expenses through leveraging our in-house capabilities and reducing reliance on consultants and outside service providers and pursue ImmunoPulse® 1L-12 as a combination therapy. We currently estimate our cash-based operating expenses and working capital requirements for the last quarter of the fiscal year ending July 31, 2017 (“Fiscal 2017”) to be approximately $4.5 million as set forth in the table below. However, we may modify or deviate from our estimates and it is likely that our actual results for certain categories of operating expenses and working capital requirements will vary from the estimates as set forth in the table below.

Cash Requirements	Amount
Product development	$2,600,000
Employee compensation	1,200,000
General and administration	500,000
Professional services fees	200,000
$4,500,000

During the nine-month period ended April 30, 2017, our operating cash outflow was approximately $12.7 million. Based on our current operating costs and our operational goals, we expect our monthly cash outflows for the remainder of Fiscal 2017 to average approximately $1.5 million per month. In general, our cash outflows for future periods will be dependent on the progress of PISCES.

During the nine-month period ended April 30, 2017, we received $14,808 related to the exercise of Series B Warrants. At April 30, 2017, 1,350,000 Series B warrants were outstanding and exercisable at a price of $0.01 per share, and 8,144,740 other warrants were outstanding and exercisable at prices ranging from $1.69 to $18.00 per share. At April 30, 2017, if the holders of our outstanding warrants were to exercise all of the warrants outstanding in full on a cash basis, we would receive approximately $9.5 million in proceeds. However, the warrant holders may choose not to exercise any of the warrants they hold, may choose to net exercise their warrants as provided in such warrants under certain limited circumstances, or may choose to exercise only a portion of the warrants issued. As a result, we may never receive proceeds from the exercise of such warrants.

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

Cash and cash equivalents as of April 30, 2017 were $16.1 million and were primarily invested in interest bearing money market, checking and savings accounts. A hypothetical 10% adverse change in the average interest rate on our cash and cash equivalents would not have had a material effect on net loss for the three or nine months ended April 30, 2017.

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

Changes in Our Controls

There were no changes in our internal controls over financial reporting during our three- or nine- month periods ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

You should carefully consider the following information about risks and uncertainties that may affect us or our business, together with the other information appearing elsewhere in this Quarterly Report on Form 10-Q. If any of the following events, risks or uncertainties occur, either alone or taken together, our business, financial condition, results of operations and future growth prospects would likely be materially and adversely affected. These Risk Factors may be important to understanding any statement in this Form 10-Q or elsewhere. The following information should be read in conjunction with the condensed consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.

We have limited working capital and a history of losses that raise substantial doubt as to whether we will be able to continue as a going concern.

We anticipate that with the amount of cash we have on hand, we could continue at our current level of operations through the first calendar quarter of 2018, without a significant change in our business plan and corresponding reduction in spending. However, our ability to continue as a going concern will depend upon the availability and terms of future funding.

Our ability to obtain additional financing will depend on, among other things, our ability to generate positive data from our clinical and pre-clinical studies. If we are unable to achieve these goals, our business could be jeopardized and we may not be able to continue operating our business. If we ceased operations, it is likely that all our investors would lose their investment in our Company.

We will need to raise additional capital in future periods to continue operating our business, and such additional funds may not be available on acceptable terms or at all.

We do not generate any cash from operations and will need to raise additional funds in future periods to continue operating our business. We estimate our cash requirements for the next 12 months to be approximately $19.3 million. As of April 30, 2017, we had cash and cash equivalents of approximately $16.1 million.

We have a history of raising funds through offerings of our common stock and warrants to purchase our common stock. Although we are exploring non-dilutive or less-dilutive ways of funding our operations, including but not limited to technology licensing and partnership arrangements, debt financings, or grants, we may need to continue to fund our operations through more dilutive public or private equity financings soon.

We will require additional financing to fund our planned operations, including our proposed registration-directed combination study of ImmunoPulse® IL-12 as combination therapy with KEYTRUDA® in advanced metastatic melanoma patients who have previously failed an anti-PD-1 therapy, which we refer to as PISCES, and which we expect to be open to enrollment in June 2017, developing and commercializing our intellectual property, seeking to license or acquire new assets, researching and developing any potential patents, related compounds, and other intellectual property, funding potential acquisitions, and supporting other clinical trials and seeking regulatory approval relating to our assets and any assets we may develop or acquire in the future. Additional financing may not be available to us when needed or, if available, may not be available on commercially reasonable terms. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders may experience further dilution, and the new equity or debt securities may have rights, preferences, and privileges senior to those of our existing stockholders. If we incur debt, it may increase our leverage relative to our earnings or to our equity capitalization, requiring us to pay additional interest expenses. Obtaining commercial loans, assuming those loans would be available, would increase our liabilities and future cash commitments.

We may not be able to obtain additional financing if the volatile and uncertain conditions in the capital and financial markets for early-development-stage biotechnology and life science company stocks, persist. Weak economic and capital markets conditions could result in increased difficulties in raising capital for our operations. If we cannot raise the funds that we need, we will be unable to continue our operations, and our stockholders could lose their entire investment in our Company.

We may be unable to successfully develop and commercialize the assets we have acquired or develop and commercialize new assets and product candidates.

Our future results of operations will depend to a significant extent upon our ability to successfully develop and commercialize our product candidates, especially the data obtained from preclinical and clinical testing of our product candidates. For example, the data we obtain from PISCES will be a key factor in determining whether we are able to successfully develop and commercialize our ImmunoPulse® IL-2 platform. In addition, we plan to expand our clinical pipeline and to build our product portfolio through the acquisition or licensing of new assets, product candidates or approved products. There are numerous difficulties inherent in acquiring, developing and commercializing new products and product candidates, including difficulties related to:

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

Delays in the commencement or completion of clinical testing, including but not limited to PISCES, could significantly affect our product development costs and business plan. We do not know whether our triple negative breast cancer Phase II clinical trial, our melanoma combination investigator-initiated Phase II clinical trial, or PISCES will be completed on schedule, if at all. Currently, our Phase II clinical trials in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are closed to enrollment, have database lock, and are proceeding to clinical study report writing. PISCES is currently projected to be open to enrollment in June 2017 and to complete enrollment in calendar year 2018. We do not know whether any other pre-clinical or clinical trials, including Phase III clinical trials, will begin for this combination therapy as it will be dependent on the Phase II trial results. An investigator-initiated trial is a research effort in which the investigator designs and implements the study and the investigator or the institution acts as the study sponsor. The trial sponsor has control over the design, conduct and timing of such trials, and we have limited or no control over the commencement and completion of such trials.

The commencement and completion of clinical trials can be delayed or prevented for many reasons, including delays or issues related to:

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

Our success depends in large part on our ability to protect our proprietary rights and technology using a combination of patents, trade secrets, and confidentiality agreements. Certain of our patents will expire in the near future, and we may not be able to adequately protect our proprietary rights and technology.

Our commercial success will depend in large part on obtaining and maintaining patent, trademark, and trade secret protection of our product candidates and their respective components, including devices, formulations, manufacturing methods, and methods of treatment, as well as successfully defending our intellectual property rights against third-party challenges. Our ability to stop third parties from making, using, selling, offering to sell, or importing our product candidates is dependent upon the extent to which we have rights under valid and enforceable patents or trade secrets that cover these activities. We have patent protection for components of our ImmunoPulse® product candidates. Our current portfolio includes US7,412,284 and EP999867, which cover our current ImmunoPulse® clinical device. These patents will expire between 2017 and 2018, at which point we can no longer enforce these against third parties to prevent them from making, using, selling, offering to sell, or importing our current clinical device. To the extent that our existing pending or planned patent applications do not provide sufficient protection, this could expose us to substantially more competition and have a material adverse impact on our business and our ability to commercialize or license our technology and products.

In addition, the breadth of claims in a patent application is typically restricted during patent prosecution, thus the scope of the granted claims may differ significantly from the claims as originally filed, both in the United States or abroad. Additionally, pending or future patent applications may not result in the issuance of patents. Any granted patents may be subjected to further post-grant proceedings that could limit their scope. These post-grant amended claims may not be broad enough to provide meaningful protection. Any patents that are issued to us or our future collaborators may not provide significant proprietary protection or competitive advantage and may be circumvented or invalidated. In addition, unpatented proprietary rights, including trade secrets and know-how, can be difficult to protect and may lose their value if they are independently developed by a third party or if their secrecy is lost. Further, because development and commercialization of our potential product candidates can be subject to substantial regulatory delays, our patents may expire prior to regulatory approval, or provide only a short period of protection, if any, following any future commercialization of products. Should our relevant patents expire prior to the grant of regulatory approval, this will not permit us to seek any patent term restorations. Moreover, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. If any of our patents are found to be invalid or unenforceable, or if we are otherwise unable to adequately protect our rights, it could have a material adverse impact on our business and our ability to commercialize or license our technology and products.

Our licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.

In addition to the technology patent families mentioned above, we have exclusively licensed certain patents that cover our current therapeutic methods. Patents for these methods will expire between 2025 and 2027. These method patents protect the use of a product for the specified delivery method under defined parameters. This type of patent does not prevent a competitor from making and marketing a product that is identical to our product under parameters that are outside the scope of the patented method. Moreover, even if competitors do not actively promote their product for our targeted indications, physicians may prescribe these products off-label. Although off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to prevent or prosecute.

We have entered into a cross-license agreement for certain electroporation technology with Inovio Pharmaceuticals, Inc., or Inovio. Under the terms of the cross-license agreement, Inovio granted to us a non-exclusive, worldwide license to certain electroporation patents held by Inovio. In exchange, we granted to Inovio an exclusive license to our acquired technology in a limited field of use. While we do not currently substantially rely on the intellectual property we have non-exclusively licensed from Inovio, our product candidates may, in the future, utilize this intellectual property. This license is non-exclusive and Inovio may use its technology to compete with us. As there are no restrictions on Inovio’s ability to license their technology to others, Inovio could license intellectual property rights covered by this non-exclusive license to others, including our competitors. This could include any of improvements made by us, to the licensed intellectual property. Either party may terminate the cross-license agreement with 30 days’ notice; and, if either party were to terminate the cross-license agreement, they would no longer have the right to use intellectual property that is subject to the cross license.

To the extent we conduct clinical trials of our product candidates in combination with third parties’ products, we will face additional risks relating to supply of those products.

To the extent that our strategy focuses on the combination of our product candidates with third parties’ products or product candidates, we may conduct clinical studies to evaluate such combinations. This is true of our melanoma combination investigator-sponsored multi-center Phase II clinical trial led by the University of California San Francisco to assess the combination of ImmunoPulse® IL-12 and Merck’s PD-1 antibody KEYTRUDA®, as well as PISCES, our proposed registration-directed study in melanoma to assess the combination of ImmunoPulse® IL-12 with KEYTRUDA® in patients who have previously failed an anti-PD-1 therapy, which we plan to begin in the first half of 2017. We currently have an agreement with Merck to provide KEYTRUDA in connection with PISCES. However, these studies involve additional risks due to their reliance on factors outside our control, such as those relating to the availability and marketability of KEYTRUDA®. If the marketability of third-party products such as KEYTRUDA® is impacted, or we are unable to secure and maintain a sufficient supply of such third-party products or candidates on commercially reasonable terms, our clinical studies could be delayed or we could be forced to terminate these studies. Such a delay or termination would have a material impact on our development strategy, business, results of operations, financial conditions, and prospects.

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

We have not generated any revenue from operations since our inception. During the quarter ended April 30, 2017, we incurred a net loss of approximately $4.6 million. From inception through April 30, 2017, we have incurred an aggregate net loss of approximately $89.0 million. We expect to tightly manage our monthly operating expenses; however, we expect our cumulative operating expenses will continue to increase as we further our development activities and pursue FDA approval for our product candidates.

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

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug application, including our melanoma combination investigator-sponsored multi-center Phase II clinical trial led by the University of California San Francisco to assess the combination of ImmunoPulse® IL-12 and Merck’s PD-1 antibody KEYTRUDA®. Regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the agency as it pertains to safety of the treatment. This communication can be relayed to the agency in the form of safety reports, annual reports, or verbal communication at the request of the FDA. Accordingly, it is the responsibility of each investigator (as the sponsor of the trial) to be the point of contact with the FDA. The communication and information provided by the investigator may not be appropriate and accurate, and the investigator has the ultimate responsibility and final decision-making authority with respect to submissions to the FDA. This may result in reviews, audits, delays, or clinical holds by the FDA ultimately affecting the timelines for these studies and potentially risking the completion of these trials.

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

In addition, as of April 30, 2017 we had outstanding (i) options to purchase 3.7 million shares of common stock, (ii) warrants to purchase 9.5 million shares of our common stock, including Series B Warrants to purchase 1.35 million shares of common stock at an exercise price of $0.01 per share, and (iii) 1.1 million restricted stock units. In addition, we had as of April 30, 2017, 0.4 million shares reserved for future issuance under our 2011 Stock Incentive Plan and 0.5 million shares reserved for future issuance under our 2015 Employee Stock Purchase Plan. The exercise of options and warrants, the vesting and settlement of restricted stock units, the issuance of additional shares of common stock or other awards under our 2011 Stock Incentive Plan and the sale of any resulting shares of our common stock in connection with the foregoing, could have an adverse effect on the market for our common stock, including the price that an investor could obtain for their shares. Investors may experience dilution in the net tangible book value of their investment upon the exercise of outstanding options and warrants or the vesting of restricted stock units granted under our stock option plans, and options, restricted stock units and warrants that may be granted or issued in the future. In addition, in future periods, we may elect to reduce the exercise price of outstanding warrants as a means of providing additional financing to us.

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

The manufacture, use and sale of new products that are the subject of conflicting patent rights have been the subject of substantial litigation in the biotechnology industry relating to the validity and infringement of patents or proprietary rights of third parties. Litigation may be costly and time-consuming and could divert the attention of our management and technical personnel. In addition, if we infringe on the rights of others, we could lose our right to develop, manufacture, or market products or could be required to pay monetary damages or costs associated with licensing intellectual property from third parties. Although the parties to patent and intellectual property disputes in the biotechnology industry have often settled their disputes through licenses or similar arrangements, the costs associated with these arrangements may be substantial and could include ongoing royalties. Furthermore, we cannot be certain that the necessary licenses would be available to us on commercially reasonable terms or at all. These risks may be amplified by our size relative to many of our competitors. As a result, an adverse determination in a judicial or administrative proceeding or failure to obtain necessary licenses could prevent us from manufacturing and selling our products, and could have a material adverse effect on our business, results of operations, financial condition, and cash flows.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES.

None.

Item 4. MINE SAFETY DISCLOSURES.

None.

Item 5. OTHER INFORMATION.

None.

Item 6. EXHIBITS

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of Netventory Solutions, Inc. (incorporated by reference to our Registration Statement on Form S-1, filed on September 3, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Articles of Merger dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.4	Certificate of Change dated February 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 3, 2011)

3.5	Certificate of Correction dated March 9, 2011 (incorporated by reference to our Current Report on Form 8-K, filed on March 14, 2011)

3.6	Certificate of Change dated May 12, 2015 (incorporated by reference to our Current Report on Form 8-K, filed on May 15, 2015)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	Financial statements from the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three- and nine-month periods ended April 30, 2017, formatted in XBRL: (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Cash Flows, (iv) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

/s/ Punit Dhillon
By: Punit Dhillon
(Principal Executive Officer)

Dated: June 1, 2017

/s/ Richard B. Slansky
By: Richard B. Slansky
(Principal Financial Officer)

Dated: June 1, 2017

