Form 10-K/A
period 2017-07-31
ONCOSEC MEDICAL Inc
filed 2017-11-28
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1

TO

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

As of November 27, 2017, there were 35,417,727 outstanding shares of the registrant’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for its next annual meeting of stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2017, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated therein.

EXPLANATORY NOTE

The undersigned registrant is filing this Amendment No. 1 to Form 10-K (this “Amendment”) for the sole purpose of correcting certain errors in the Exhibit Index included in its Annual Report on Form 10-K for its fiscal year ended July 31, 2017 (the “Original Annual Report”), as filed with the Securities and Exchange Commission (the “SEC”) on October 25, 2017. As a result, and in accordance with applicable rules of the SEC, this Amendment hereby amends and restates in its entirety Item 15 of Part IV of the Original Annual Report as set forth herein.

Except as expressly described above and as set forth herein, this Amendment does not modify the Original Annual Report in any way, including, without limitation, to reflect events occurring after the date of, or update any of the disclosures included in, the Original Annual Report. Accordingly, this Amendment should be read in conjunction with the Original Annual Report and with the registrant’s other filings with the SEC subsequent to the Original Annual Report.

2

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1)	The financial statements of OncoSec Medical Incorporated listed in the Index to Consolidated Financial Statements are filed as part of this report under Item 8 — Financial Statements and Supplementary Data.

(a)(2)	All financial statement schedules are omitted because they are not required, or are not applicable, or the required information is shown in the consolidated financial statements or notes thereto included in this report.

(a)(3)	The exhibits listed in the Exhibit Index, which appears immediately before the signature page of this report and is incorporated herein by reference, are filed, furnished or incorporated by reference as part of this report.

3

EXHIBIT INDEX

The following exhibits are being filed with or incorporated by reference in this report:

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (previously filed as Exhibit 3.1 to the Original Annual Report)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to our Current Report on Form 8-K, filed on March 6, 2012)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on December 19, 2012)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 19, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on June 5, 2014)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4.5	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 24, 2016)

4.6	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 24, 2016)

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 29, 2015)

10.4#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard Slansky (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q, filed on December 8, 2015)

10.5#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 7, 2016)

10.6	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 2, 2015)

10.7	Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4

10.8	Placement Agency Agreement, dated as of November 3, 2015, by and between the Company and H.C. Wainright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 5, 2015)

10.9	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 24, 2016)

10.10	Placement Agency Agreement, dated as of May 22, 2016, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed on May 24, 2016)

10.11*†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH

21.1*	Subsidiaries of the registrant

23.1	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C. (previously filed as Exhibit 23.1 to the Original Annual Report)

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (previously filed as Exhibit 31.1 to the Original Annual Report)

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934 (previously filed as Exhibit 31.2 to the Original Annual Report)

31.3*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.4*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Original Annual Report)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Original Annual Report)

101.INS	XBRL Instant Document (previously filed as Exhibit 101.INS to the Original Annual Report)

101.SCH	XBRL Taxonomy Extension Schema Document (previously filed as Exhibit 101.SCH to the Original Annual Report)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (previously filed as Exhibit 101.CAL to the Original Annual Report)

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (previously filed as Exhibit 101.DEF to the Original Annual Report)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (previously filed as Exhibit 101.LAB to the Original Annual Report)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (previously filed as Exhibit 101.PRE to the Original Annual Report)

*	Filed herewith.
#	Management contract or compensatory plan or arrangement.
†	Confidential treatment has been granted or requested with respect to portions of this exhibit pursuant to Rule 24b-2 of the Securities Exchange Act of 1934 and these confidential portions have been redacted from the filing that is incorporated by reference. A complete copy of this exhibit, including the redacted terms, has been separately filed with the Securities and Exchange Commission.

5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Daniel J. O’Connor
Date: November 28, 2017		Daniel J. O’Connor
Chief Executive Officer

6