Form 10-Q
period 2017-10-31
ONCOSEC MEDICAL Inc
filed 2017-12-07
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2017

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

The number of outstanding shares of the registrant’s common stock, $0.0001 par value per share, was 35,517,727 as of December 5, 2017.

OncoSec Medical Incorporated

Form 10-Q

For the Quarterly Period Ended October 31, 2017

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2017	July 31, 2017
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$14,661,418	$11,444,676
Prepaid expenses and other current assets	1,419,226	1,068,947
Total Current Assets	16,080,644	12,513,623
Property and equipment, net	2,314,095	2,410,099
Other long-term assets	301,804	309,187
Total Assets	$18,696,543	$15,232,909

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,803,908	$3,281,133
Accrued compensation	208,373	114,841
Total Current Liabilities	4,012,281	3,395,974
Other long-term liabilities	1,145,120	1,140,953
Total Liabilities	5,157,401	4,536,927

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 29,608,085 and 21,618,194 common shares as of October 31, 2017 and July 31, 2017, respectively	2,961	2,162
Additional paid-in capital	99,688,473	93,866,088
Warrants issued and outstanding — 12,526,340 and 9,044,740 warrants as of October 31, 2017 and July 31, 2017, respectively	14,702,980	11,775,807
Accumulated other comprehensive loss	(10,365)	(3,620)
Accumulated deficit	(100,844,907)	(94,944,455)
Total Stockholders’ Equity	13,539,142	10,695,982
Total Liabilities and Stockholders’ Equity	$18,696,543	$15,232,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	October 31, 2017	October 31, 2016
Revenue	$—	$—
Expenses:
Research and development	3,413,151	3,099,739
General and administrative	2,514,037	2,548,573
Loss from operations	(5,927,188)	(5,648,312)
Other income (expense), net	26,736	46,118
Loss before income tax	(5,900,452)	(5,602,194)
Provision for income taxes	-	1,391
Net loss	$(5,900,452)	$(5,603,585)
Basic and diluted net loss per common share	$(0.26)	$(0.29)
Weighted average shares used in computing basic and diluted net loss per common share	22,318,117	19,020,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
Net loss	$(5,900,452)	$(5,603,585)
Foreign currency translation adjustments	(10,365)	(9)
Comprehensive loss	$(5,910,817)	$(5,603,594)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
Operating activities
Net loss	$(5,900,452)	$(5,603,585)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96,004	94,784
Stock-based compensation	554,575	1,148,209
Common stock issued for services	109,000	—
Changes in operating assets and liabilities:
(Increase) decrease in prepaid expenses and other current assets	200,980	(189,886)
(Increase) decrease in other long-term assets	7,383	(476)
(Decrease) increase in accounts payable and accrued liabilities	(245,050)	(183,121)
Increase in accrued compensation	93,531	66,539
Increase (decrease) in other long-term liabilities	4,167	242,874
Net cash used in operating activities	(5,079,862)	(4,424,662)
Investing activities
Purchases of property and equipment	—	(9,578)
Net cash used in investing activities	—	(9,578)
Financing activities
Proceeds from issuance of common stock through employee stock purchase plan	19,048	25,617
Proceeds from issuance of common stock and warrants	9,283,443	—
Payment of financing and offering costs	(1,008,143)	—
Proceeds from exercise of warrants	9,000	13,306
Net cash provided by financing activities	8,303,348	38,923
Effect of exchange rate changes on cash	(6,744)	(9)
Net increase (decrease) in cash	3,216,742	(4,395,326)
Cash and cash equivalents, at beginning of period	11,444,676	28,746,224
Cash and cash equivalents, at end of period	$14,661,418	$24,350,898

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$—	$—
Income taxes	$—	$1,391

Noncash investing and financing transactions:
Accrued offering costs	$201,068	$—
Noncash expiration of warrants	$535,857	$228,509
Noncash activity related to the issuance of warrants in-transit	$—	$2,000

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

The Company is a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs directly into a solid tumor and promote an inflammatory response against cancer. The ImmunoPulse® device can be adapted to treat different tumor and tissue types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate, ImmunoPulse® IL-12, uses its electroporation device to deliver a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“tavo”), with the aim of reversing the immunosuppressive microenvironment in the treated tumor and engendering a systemic anti-tumor response against both the treated tumor and untreated distal tumors. In February 2017, the Company received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for ImmunoPulse® IL-12, which could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its registration-directed study of ImmunoPulse® IL-12 in combination with an approved therapy for melanoma in patients who have shown refractory or relapse from certain other cancer therapies, which is referred to as the PISCES/KEYNOTE-695 study. Most of the Company’s present activities are, and it expects most of its near-term expenditures will be, directed toward advancing the PISCES/KEYNOTE-695 study. To this end, in May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the PISCES/KEYNOTE-695 study, in which the Company has agreed to sponsor and fund the study and Merck has agreed to manufacture and supply its anti-PD-1 therapy KEYTRUDA® for use in the study. The PISCES/KEYNOTE-695 study opened for enrollment in October 2017.

The Company also intends to continue to pursue other ongoing or potential new trials and studies related to ImmunoPulse® IL-12, all with the goal of obtaining requisite regulatory approvals from the FDA and comparable regulators in certain other jurisdictions to market and sell this product candidate. For instance, the Company is in collaboration with the University of California, San Francisco (“UCSF”), the sponsor of a multi-center Phase II clinical trial evaluating ImmunoPulse® IL-12 in combination with Merck’s KEYTRUDA® for the treatment of advanced, metastatic melanoma in patients who are predicted to not respond to anti-PD-1 therapy alone. Merck is manufacturing and supplying its drug KEYTRUDA® to UCSF to support this trial. In addition, the Company is pursuing a biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer, which is focused on evaluating the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In January 2017, the Company amended the clinical protocol for this study to improve the enrollment rate, as it had been slow to enroll, and in September 2017, the Company enrolled half the patients needed for the study, which is now open for enrollment and is ongoing. Additionally, the Company’s Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are now closed and clinical study reports are filed. The Company is no longer pursuing its Phase II clinical trial of ImmunoPulse® IL-12 as a monotherapy in cutaneous T-cell lymphoma, which has been closed.

In addition, the Company is developing its next-generation electroporation devices, including advancements toward prototypes and pursuing discovery research to identify other product candidates that, like IL-12, can be encoded into DNA and delivered intratumorally or into other tissues using electroporation to augment anti-tumor immune function by reversing the immunosuppressive mechanisms and/or enhancing effector function, all with the aim of expanding the Company’s ImmunoPulse® pipeline beyond the delivery of plasmid-DNA encoding for cytokines.

Basis of Presentation

In October 2016, the Company created an Australian corporation as its wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The accompanying consolidated financial statements include the accounts of the Company and its subsidiary, and all intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2017, and condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of cash flows for the three months ended October 31, 2017 and 2016, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended October 31, 2017 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2018, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2017, included in the Company’s Annual Report on Form 10-K (the ”Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 25, 2017. The consolidated balance sheet at July 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain amounts in the accompanying condensed consolidated balance sheet for the year ended July 31, 2017 have been reclassified to conform to an interim presentation, but there was no effect on net loss at July 31, 2017.

Note 2—Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation, accounting for long-lived assets and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results could differ materially from these estimates.

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

Recent Accounting Pronouncements

There were no accounting pronouncements during the three months ended October 31, 2017 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents. As of October 31, 2017 and July 31, 2017, cash and cash equivalents were primarily comprised of cash in savings and checking accounts.

As of October 31, 2017, the Company had cash and cash equivalents of $14.7 million. Additionally, subsequent to October 31, 2017, the Company received additional net proceeds of approximately $9.1 million from the exercise of certain warrants (see Note 11). As of November 30, 2017, the Company had cash and cash equivalents of $21.4 million. The Company currently estimates its operating expenses and working capital requirements for the current fiscal year ending July 31, 2018 to be approximately $21.0 million, although the Company may modify or deviate from this estimate and it is likely that actual operating expenses and working capital requirements will vary from this estimate. Based on these expectations regarding future expenses, as well as the current cash levels and rate of cash consumption, the Company believes that current cash resources are sufficient to meet the Company’s anticipated needs for the 12 months following the issuance of this report. The Company will continue to assess its cash resources and anticipated needs on a quarterly basis.

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $100.8 million as of October 31, 2017. Further, the Company has never generated any cash from its operations, does not expect to generate such cash in the near term, and does not presently have any firm commitments for future capital. Consequently, the Company will need significant additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

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

Note 4—Stockholders’ Equity

A summary of the changes in the Company’s stockholders’ equity for the three months ended October 31, 2017 and 2016 is provided below:

	October 31, 2017	October 31, 2016
Stockholders’ equity at beginning of period	$10,695,982	$28,053,104
Net loss	(5,900,452)	(5,603,585)
Stock-based compensation	554,575	1,148,208
Common stock issued for services	109,000	—
Issuance of common stock through employee stock purchase plan	19,048	25,617
Equity offerings (see Note 6), net of costs	8,058,733	—
Accumulated other comprehensive income (loss)	(6,744)	(9)
Exercise of common stock warrants (net)	9,000	15,306
Stockholders’ equity at end of period	$13,539,142	$23,638,641

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2017	July 31, 2017
Equipment and furniture	$2,861,632	$2,861,632
Computer software	292,034	292,034
Leasehold improvements	80,102	80,102
Property and equipment, gross	3,233,768	3,233,768
Accumulated depreciation and amortization	(919,673)	(823,669)
	$2,314,095	$2,410,099

Depreciation and amortization expense recorded for the three months ended October 31, 2017 and 2016, was approximately $96,000 and $95,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2017	July 31, 2017
Research and development costs	$2,438,653	$1,537,892
Professional and other outside service fees	1,202,834	1,584,899
Rent	5,000	—
Other	157,421	158,342
	$3,803,908	$3,281,133

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2017	July 31, 2017
Separation costs	$—	$100,295
Accrued payroll	194,271	14,222
401(k) plan payable	13,778	—
Other	324	324
	$208,373	$114,841

Separation costs relate to agreements with certain of the Company’s former executive officers. See Note 9 for more information.

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	October 31, 2017	July 31, 2017
Deferred rent	$1,145,120	$1,140,953
	$1,145,120	$1,140,953

As of October 31, 2017, the deferred rent liability is related to the Company’s straight-line expense recognition of rent for its corporate headquarters. See Note 9 for more information.

Note 6—Equity Offerings

November 2017 Warrant Exercise Inducement Offering

In November 2017, the Company entered into a warrant exercise agreement with the holders of certain of the Company’s outstanding warrants in connection with its offer and sale to such holders of additional warrants to purchase shares of its common stock as an inducement to exercise such holders’ outstanding warrants. See Note 11 for more information about this offering.

First October 2017 Offerings

On October 25, 2017, the Company completed an offer and sale to certain accredited investors of, in a registered public offering, 5,270,934 shares of its common stock and, in a concurrent private placement offering, warrants to purchase an aggregate of up to 3,953,200 shares of its common stock, all at a purchase price of $1.34375 per share. The warrants have an initial exercise price of $1.25 per share, became exercisable on October 25, 2017 and expire on April 25, 2022. The gross proceeds of the offering were $7.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $6.2 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $60,000, and (ii) warrants to purchase up to an aggregate of 316,256 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $1.68 per share, became exercisable on their original issuance date and expire on October 21, 2022.

The fair value of the warrants issued to the purchasers in the offerings, based on their fair value relative to the common stock issued, was approximately $2.4 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 5.5-year life, volatility of 75.55% and a risk-free interest rate of 2.12%). The fair value of the warrants issued to the placement agent in the offerings was $0.2 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 5.0-year life, volatility of 73.25% and a risk-free interest rate of 2.06%). The Company completed an evaluation of these warrants and determined they should be classified as equity within the accompanying condensed consolidated balance sheets.

Second October 2017 Offering

On October 25, 2017, the Company completed an offer and sale to one accredited investor of 800,000 shares of its common stock and warrants to purchase up to 600,000 shares of its common stock, all at a purchase price of $1.34375 per share and associated warrant. The warrants have an initial exercise price of $1.25 per share, become exercisable on April 27, 2018 and expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $15,000, and (ii) warrants to purchase up to an aggregate of 48,000 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $1.68 per share, became exercisable on their original issuance date and expire on October 25, 2022.

The fair value of the warrants issued to the purchasers in the offering, based on their fair value relative to the common stock issued, was approximately $0.4 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 5.5-year life, volatility of 75.51% and a risk-free interest rate of 2.12%). The fair value of the warrants issued to the placement agent in the offering was $31,000 (based on the Black-Scholes option valuation model assuming no dividend yield, a 5.0-year life, volatility of 73.22% and a risk-free interest rate of 2.06%). The Company completed an evaluation of these warrants and determined they should be classified as equity within the accompanying condensed consolidated balance sheets.

ATM Program

On July 25, 2017, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to commence an “at the market” offering program (the “ATM Program”), under which the Company was permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of the Company’s common stock were sold in the ATM Program during the three months ended October 31, 2017, for net proceeds to the Company, after deducting Oppenheimer’s commissions and other expenses paid or payable by the Company, of $1.1 million. Effective as of October 22, 2017, the Company terminated the ATM Program. As a result of such termination, no further offers or sales of the Company’s common stock will be made in the ATM Program. Upon such termination, $0.2 million in costs related to the ATM Program, previously recorded as a prepaid asset, were expensed.

Outstanding Warrants

At October 31, 2017, the Company had outstanding warrants to purchase 12,526,340 shares of its common stock, with exercise prices ranging from $1.25 to $18.00, all of which were classified as equity instruments. These warrants expire at various dates between December 2017 and May 2025. Subsequent to October 31, 2017, certain of these warrants, consisting of warrants to purchase up to an aggregate of 5,509,642 shares of the Company’s common stock, were exercised in full (see Note 11).

Dividends

The Company has not adopted any policy regarding the payment of dividends. No dividends were declared or paid during the periods presented.

Note 7—Stock-Based Compensation

2011 Plan

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 500,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of October 31, 2017, there were an aggregate of 5,000,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per-individual grant of up to 500,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Stock Options

During the three months ended October 31, 2017, the Company granted options to purchase 163,500, 200,000 and 50,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $0.92 and $0.96. The stock options issued to directors have a 10-year term, vest over one year and have exercise prices ranging from $0.979 and $1.08. The stock options issued to consultants have a 10-year term, vest in accordance with the terms of the applicable consulting agreement and have an exercise price of $1.00 per share.

During the three months ended October 31, 2016, the Company granted options to purchase 346,500 and 310,000 shares of its common stock to employees and consultants under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $1.71 and $1.94. The stock options issued to consultants have a 10-year term, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $1.74 and $2.00 per share.

The Company recognizes compensation expense for stock option awards on a straight-line basis over the applicable service period of the award. The service period is generally the vesting period, with the exception of stock options granted pursuant to a consulting agreement, in which case the stock option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense for awards granted during the three months ended October 31, 2017 and 2016 were based on the grant date fair value estimated using the Black-Scholes option valuation model. Stock-based compensation expense related to stock options granted to consultants in which the options are not entirely vested at the grant date are generally re-measured each month.

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2017	Three Months Ended October 31, 2016
Expected volatility	74.87% - 91.80%	91.73% - 97.10%
Risk-free interest rate	1.66% - 1.99%	0.82% - 1.54%
Expected forfeiture rate	0.00%	0.00%
Expected dividend yield	—	—
Expected term	5.0 – 6.5 years	2.9 – 6.5 years

The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since its stock became available for trading, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees and directors, and the Company’s estimation of the expected term for stock options granted to parties other than employees or directors is the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. For the expected dividend yield used in the Black-Scholes calculation, the Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

Stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. Authoritative guidance requires forfeitures to be estimated at the time of grant, and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Because the Company records stock-based compensation monthly and utilizes annual vesting and/or monthly vesting, the Company has estimated the forfeiture rate of its outstanding stock options as zero, as the Company can adjust stock-based compensation due to terminations in the month of termination.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million and $1.0 million, respectively. Of this amount, $0.2 million and $0.3 million, respectively, was recorded to research and development and $0.4 million and $0.7 million, respectively, was recorded in general and administrative in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2017 and 2016 was $0.67 and $1.16, respectively.

Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 500,000 shares of the Company’s common stock. The three offering periods completed under the ESPP as of October 31, 2017 have resulted in an aggregate of 58,066 shares purchased and distributed to employees. The fourth offering period commenced on August 1, 2017 and will end on January 31, 2018, and the Company estimates 18,862 shares will be purchased in this fourth offering period (assuming an $0.88 purchase price per share, based on a 15% discount from the closing price of the Company’s common stock on August 1, 2017). At October 31, 2017, taking into account the anticipated purchases in the fourth offering period, there were 423,072 shares remaining available for issuance under the ESPP.

The ESPP is considered a Type B plan under the Financial Accounting Standards Board Accounting Standards Codification Topic 718 because the number of shares a participant is permitted to purchase is not fixed based on the stock price at the beginning of the offering period and the expected withholdings. The ESPP enables the participant to “buy-up” to the plan’s share limit, if the stock price is lower on the purchase date. As a result, the fair value of the awards granted under the ESPP is calculated at the beginning of each offering period as the sum of:

15% of the share price of an unvested share at the beginning of the offering period,

85% of the fair market value of a six-month call on the unvested share aforementioned, and

15% of the fair market value of a six-month put on the unvested share aforementioned.

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the fourth offering period, the following assumptions were used: six-month maturity, 0.40% risk free interest, 96.91% volatility, 0% forfeitures and $0 dividends.

Stock-based compensation expense recorded in the accompanying condensed consolidated statements of operations for the three months ended October 31, 2017 and 2016 resulting from purchases under the ESPP was approximately $7,000 and $24,000, respectively, after adjusting for withdrawals and terminations.

Note 8—Net Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period plus additional shares to account for the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. There was a net loss per share of $0.26 and $0.29 for the three months ended October 31, 2017 and 2016, respectively. The weighted average shares used in computing basic and diluted net loss per common share for the three months ended October 31, 2017 and 2016 were 22,318,117 and 19,020,982, respectively. There were no dividends declared.

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	October 31, 2017	October 31, 2016
Stock options	3,947,709	3,840,860
Restricted stock units	1,100,000	655,000
Warrants	12,526,340	11,478,693
Total	17,574,049	15,974,553

Note 9—Commitments and Contingencies

Contingencies

In the ordinary course of business, the Company may become a party to lawsuits involving various matters. The Company is not currently a party, and its properties are not currently subject, to any legal proceedings that, in the opinion of management, are expected to have a material adverse effect on the Company’s business, financial condition or results of operations.

Employment Agreements

The Company has entered into employment agreements with each of its executive officers and certain other key employees. Generally, the terms of these agreements provide that, if the Company terminates the officer or employee other than for cause, death or disability, or if the officer terminates his or her employment with the Company for good cause, the officer shall be entitled to receive certain severance compensation and benefits as described in each such agreement.

Lease Agreements

On December 31, 2014, the Company entered into a lease agreement for approximately 34,000 rentable square feet located at 5820 Nancy Ridge Drive, San Diego, California, which serves as the Company’s corporate headquarters and research and development laboratory. The term of the lease commenced on October 19, 2015 and expires on October 19, 2025, subject to certain options to extend and termination rights granted to the Company as described in the lease agreement. Base rent under the lease agreement is approximately $90,000 per month and increases by 3% annually. The lease agreement also requires the Company to share in certain operating expenses of the premises, and required the Company to pay a security deposit of approximately $90,000 in December 2014 upon entering into the lease agreement.

Note 10—Related Party Transactions

The Company has subleased a portion of its office space to another company. The Company’s President and Chief Executive Officer and two other members of the Company’s Board of Directors hold positions as directors and/or officers of the sublessee. The Company had received payments totaling $10,500 related to the sublease for the three months ended October 31, 2017.

Note 11—Subsequent Events

Leadership Restructuring

On November 7, 2017, the Board of Directors of the Company approved (i) the appointment of Mr. Daniel J. O’Connor as the Company’s new Chief Executive Officer, upon Mr. Punit Dhillon’s voluntary resignation from such position, (ii) the confirmation of Mr. Dhillon to continue to serve in his current position as the Company’s President, and (iii) entry into an executive employment agreement with each of Mr. O’Connor and Mr. Dhillon in connection with such appointments and confirmations. Such resignations, appointments and confirmations became effective on November 7, 2017. Mr. O’Connor and Mr. Dhillon both also serve as directors on the Board.

As a one-time grant in connection with his appointment as Chief Executive Officer, Mr. O’Connor received an option award to purchase up to 2,000,000 shares of the Company’s common stock, contingent upon obtaining the approval of the Company’s stockholders at its next annual meeting, at an exercise price of $1.25 per share. In addition, Mr. O’Conner received a performance stock option award to purchase up to 500,000 shares of the Company’s common stock, which is contingent upon obtaining the approval of the Company’s stockholders at its next annual meeting, has an exercise price of $1.25 per share, and is subject to vesting as to 250,000 of such shares on the date of the Company’s achievement of 100% enrollment in its PISCES study and as to the remaining 250,000 of such shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

November 2017 Warrant Exercise Inducement Offering

On November 13, 2017, the Company entered into a Warrant Exercise Agreement (the “Exercise Agreement”) with certain holders (the “Exercising Holders”) of outstanding warrants (the “Original Warrants”) to purchase up to an aggregate of 5,509,642 shares of the Company’s common stock at an exercise price of $1.69 per share. Pursuant to the terms of the Exercise Agreement, each Exercising Holder agreed to exercise, from time to time and in accordance with the terms of the Original Warrants, including certain beneficial ownership limitations set forth therein, all Original Warrants held by it for cash. As a result of the exercise of all of the Original Warrants, the Company received gross proceeds of approximately $9.3 million and net proceeds, after deducting estimated expenses paid or payable by the Company, of approximately $9.1 million.

Pursuant to the terms of the Exercise Agreement, and in order to induce each Exercising Holder to exercise its Original Warrants, the Company offered and sold to each Exercising Holder new warrants (the “New Warrants”) to purchase a number of shares of its common stock equal to 25% of the number of shares of common stock received by such Exercising Holder upon the cash exercise of its Original Warrants. The terms of the New Warrants are substantially similar to the terms of the Original Warrants, except that the New Warrants (i) have an initial exercise price of $2.26 per share; (ii) become exercisable on May 13, 2018 and expire November 13, 2019, and (iii) contain certain additional transfer restrictions and limitations due to their offer and sale in a private placement offering.

Also on November 13, 2017, and in connection with its entry into the Exercise Agreement, the Company agreed to issue warrants (the “October 2017 Investor Warrants”) to purchase up to an aggregate of 1,138,300 shares of its common stock to the accredited investors that participated in the Company’s offerings completed in October 2017 (see Note 6) (such investors, the “October 2017 Investors”), in consideration for such investors’ agreement to waive certain covenants made by the Company to such investors and as an inducement to such investors to exercise certain other warrants to purchase the Company’s common stock. The terms of the October 2017 Investor Warrants are substantially similar to the terms of the New Warrants, except that the October 2017 Investor Warrants will become exercisable only if and when each October 2017 Investor exercises in full and for cash the warrants to purchase the Company’s common stock that were sold to such investors in the Company’s offerings completed in October 2017.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, all references to “OncoSec,” “our company,” “we,” “us” and “our” in this report refer to OncoSec Medical Incorporated and its consolidated subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and the related notes included in this report.

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2017 filed with the SEC on October 25, 2017, or the Annual Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, sources of capital and ability to maintain our operations as a going concern. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under “Risk Factors” in Part II, Item IA of this report and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

Overview

Our Company

We are a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs directly into a solid tumor and promote an inflammatory response against cancer. The ImmunoPulse® device can be adapted to treat different tumor and tissue types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate, ImmunoPulse® IL-12, uses our electroporation device to deliver a DNA-encoded interleukin-12, or IL-12, called tavokinogene telseplasmid, or tavo, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and engendering a systemic anti-tumor response against both the treated tumor and untreated distal tumors. In February 2017, we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ImmunoPulse® IL-12, which could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our registration-directed study of ImmunoPulse® IL-12 in combination with an approved therapy for melanoma in patients who have shown refractory or relapse from certain other cancer therapies, which we refer to as the PISCES/KEYNOTE-695 study. Most of our present activities are, and we expect most of our near-term expenditures will be, directed toward advancing the PISCES/KEYNOTE-695 study. To this end, in May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc., or Merck, in connection with the PISCES/KEYNOTE-695 study, in which we have agreed to sponsor and fund the study and Merck has agreed to manufacture and supply its anti-PD-1 therapy KEYTRUDA® for use in the study. The PISCES/KEYNOTE-695 study opened for enrollment in October 2017.

We also intend to continue to pursue other ongoing or potential new trials and studies related to ImmunoPulse® IL-12, all with the goal of obtaining requisite regulatory approvals from the FDA and comparable regulators in certain other jurisdictions to market and sell this product candidate. For instance, we are in collaboration with the University of California, San Francisco, or UCSF, the sponsor of a multi-center Phase II clinical trial evaluating ImmunoPulse® IL-12 in combination with Merck’s KEYTRUDA® for the treatment of advanced, metastatic melanoma in patients who are predicted to not respond to anti-PD-1 therapy alone. Merck is manufacturing and supplying its drug KEYTRUDA® to UCSF to support this trial. Recent data presented at the October 2017 Society for Melanoma Research indicated that 50% of the patients treated had an overall response to the combination therapy and that the therapy was well tolerated. Further clinical and biomarker data, presented at the SITC meeting in November 2017, demonstrated that the response rate was durable and the progression free survival was 57% at 15 months. Mechanistically, this was due to a re-stimulation of anti-tumor immunity in the tumor microenvironment. Data suggest that IT-tavo-EP monotherapy triggers key immunologic events that are then enhanced with the addition of an anti-PD-1 antibody; combined, we believe this enables a coordinated innate and adaptive immune response. In addition, we are pursuing a biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer, which is focused on evaluating the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In January 2017, we amended the clinical protocol for this study to improve the enrollment rate, as it had been slow to enroll, and in September 2017, we enrolled half the patients needed for the study and is ongoing. Additionally, our Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are now closed and clinical study reports are filed. The Company is no longer pursuing its Phase II clinical trial of ImmunoPulse® IL-12 as a monotherapy in cutaneous T-cell lymphoma, which has been closed.

In addition, we are developing our next-generation electroporation devices, including advancements toward prototypes and pursuing discovery research to identify other product candidates that, like IL-12, can be encoded into DNA and delivered intratumorally or into other tissues using electroporation to augment anti-tumor immune response by reversing immunosuppressive mechanisms and/or enhancing effector function, all with the aim of expanding our ImmunoPulse® pipeline beyond the delivery of plasmid-DNA encoding for cytokines.

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including primarily the initiation of the PISCES/KEYNOTE-695 study and, to a lesser extent, the continuation of our other clinical trials and studies described above. We anticipate our spending on clinical programs and the development of our next-generation electroporation device for our ImmunoPulse® IL-12 platform will increase throughout our current fiscal year, primarily in support of the PISCES/KEYNOTE-695 study, while our spending on research and development programs will decrease due to our focus on the PISCES/KEYNOTE-695 study. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Liquidity

As of October 31, 2017, we had cash and cash equivalents of approximately $14.7 million and, subsequent to October 31, 2017, we received additional net proceeds of approximately $9.1 million from the exercise of certain warrants. As of November 30, 2017, we had cash and cash equivalents of $21.4 million. However, we have sustained losses in all reporting periods since inception, including a net loss of $5.9 million and $5.6 million for the three months ended October 31, 2017 and 2016, respectively, and an inception-to date-loss of $100.8 million as of October 31, 2017. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need significant additional capital to continue operating our business. See “Liquidity and Capital Resources” below for more information.

Results of Operations

The following table and subsequent discussion summarize our results of operations for each of the periods presented:

	October 31, 2017 ($)	October 31, 2016 ($)	Increase/ (Decrease) ($)	Increase/ (Decrease) %
Revenue	—	—	—	—
Operating expenses
Research and development	3,413,151	3,099,739	313,412	10
General and administrative	2,514,037	2,548,573	(34,536)	(1)
Loss from operations	(5,927,188)	(5,648,312)	278,876	5
Other income (expense), net	26,736	46,118	(19,382)	(42)
Loss before income tax	(5,900,452)	(5,602,194)	298,258	5
Provision for income taxes	—	1,391	(1,391)	(100)
Net loss	(5,900,452)	(5,603,585)	296,867	5

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates, including ImmunoPulse® IL-12, the advancement of electroporation technologies and research and development related to identification and discovery of potential new product candidates. These expenses also include certain clinical study costs, intellectual property prosecution and maintenance costs and quality assurance expenses. These expenses primarily consist of costs for salaries, benefits, stock-based compensation, outside design and consulting services, engineering and laboratory supplies, contract research organization services and clinical study supplies. We expense all research and development costs in the periods in which they are incurred, except for certain costs of materials to be used in future clinical trials, which are expensed when used in a clinical trial. As of October 31, 2017, $0.7 million of costs related to clinical trial materials for our PISCES/KEYNOTE-695 study were recorded as a prepaid asset, and we anticipate these costs will be expensed when used in the PISCES/KEYNOTE-695 study.

Our research and development expenses increased by $0.3 million, from $3.1 million in the three months ended October 31, 2016 to $3.4 million in the three months ended October 31, 2017. This increase was primarily due to increases of (i) $0.4 million in engineering and product development costs related to development of our next-generation electroporation device and (ii) $0.5 million in pharmaceutical material costs related to our PISCES/KEYNOTE-695 study, partially offset by decreases of (iii) $0.2 million in payroll-related expenses related to decreased headcount, (iv) $0.2 million in clinical study expenses related to completion of or reduced activity for certain of our clinical studies as we prepare to commence the PISCES/KEYNOTE-695 study (costs for which have not yet increased significantly, as we do not expect enrollment to commence until the second quarter of our current fiscal year), and (v) $0.2 million in stock-based compensation expense related to a reduction in headcount.

General and Administrative

Our general and administrative expenses include expenses related to our executive, accounting and finance, compliance, information technology, legal, facilities, human resources, administrative and corporate communications activities. These expenses primarily consist of costs for salaries, benefits, stock-based compensation, independent auditor services, legal services, outside consulting services, travel, insurance, and public company compliance, such as stock transfer agent services and the listing of our common stock on a national securities exchange.

Our general and administrative expenses remained relatively flat between periods, decreasing by $30,000 from $2.5 million in the three months ended October 31, 2016 to $2.5 million in the three months ended October 31, 2017. This small decrease was primarily due to a decrease of $0.4 million in stock-based compensation expense related to a reduction in headcount, mainly offset by an increase of $0.4 million in fees for outside consulting services related to business development, investor relation and product commercialization activities.

Other Income (Expense), Net

Other income (expense), net, was not significant in the three months ended October 31, 2017 or 2016. The primary component of other income (expense), net, in the three months ended October 31, 2017 and 2016 was interest income.

Provision for Income Taxes

We did not record an income tax provision in the three months ended October 31, 2017 and $1,391 in the three months ended October 31, 2016 comprised solely of minimum state taxes because we have calculated a net tax loss in both periods.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2017 ($)	At July 31, 2017 ($)
Current assets	16,080,644	12,513,623
Current liabilities	4,012,281	3,395,974
Working capital	12,086,363	9,117,649

Current Assets

Current assets as of October 31, 2017 increased to $16.1 million, from $12.5 million as of July 31, 2017. This increase was primarily due to an increase in cash from $11.4 million as of July 31, 2017 to $14.7 million as of October 31, 2017, which is attributable to the net proceeds received from our equity offerings completed in the three months ended October 31, 2017 (see “—Sources of Capital” below).

Current Liabilities

Current liabilities as of October 31, 2017 increased to $4.0 million, from $3.4 million as of July 31, 2017. This increase was primarily due to an increase in accrued expenses for research-related manufacturing activities to support the PISCES/KEYNOTE-695 study.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2017 was $5.1 million, as compared to $4.4 million for the three months ended October 31, 2016. The $0.7 million increase was primarily attributable to increased cash used for research-related manufacturing activities to support the PISCES/KEYNOTE-695 study, as well as increased facility rent as a result of the expiration of a rent abatement under the terms of the lease agreement for our corporate headquarters and laboratory space.

Cash Used in Investing Activities

Net cash used in investing activities for the three months ended October 31, 2017 was $0, as compared to $10,000 for the three months ended October 31, 2016. The decrease was primarily attributable to decreased property and equipment acquisition costs because our laboratory space is now being fully equipped.

Cash Provided by Financing Activities

Net cash provided by financing activities was $8.3 million for the three months ended October 31, 2017, as compared to $39,000 for the three months ended October 31, 2016. The increase was primarily attributable to the net proceeds received from our equity offerings completed in the three months ended October 31, 2017 (see “—Sources of Capital” below).

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

We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $21.0 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, as well as our current cash levels and rate of cash consumption, we believe our cash resources are sufficient to meet our anticipated needs for the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

November 2017 Warrant Exercise Inducement Offering

On November 13, 2017, we entered into a warrant exercise agreement with certain holders of outstanding warrants to purchase up to an aggregate of 5,509,642 shares of our common stock at an exercise price of $1.69 per share, pursuant to which such holders agreed to exercise all such warrants held by them for cash, in exchange for our offer and sale to such holders, as an inducement to such exercise, of new warrants to purchase an aggregate of up to 1,377,411 shares of our common stock. The new warrants have an initial exercise price of $2.26 per share, become exercisable on May 13, 2018 and expire on November 13, 2019. As a result of the exercise of all of the outstanding warrants, we received gross proceeds of approximately $9.3 million and net proceeds, after deducting estimated expenses paid or payable by us, of approximately $9.1 million. Also on November 13, 2017, and in connection with the warrant exercise agreement, we issued warrants to purchase up to an aggregate of 1,138,300 shares of our common stock to the investors that participated in our October 2017 offerings (described below), in consideration for such investors’ agreement to waive certain covenants we made to such investors. These warrants are substantially similar to the exercise inducement warrants described above, except that they will become exercisable only if and when the warrants we issued and sold in the October 2017 offerings are exercised in full and for cash.

October 2017 Offerings

On October 25, 2017, we completed our offer and sale to certain accredited investors of, in a registered public offering, 5,270,934 shares of our common stock and, in a concurrent private placement, warrants to purchase an aggregate of up to 3,953,200 shares of our common stock, all at a purchase price of $1.34375 per share. The warrants have an initial exercise price of $1.25 per share, became exercisable on October 25, 2017 and expire on April 25, 2022. The gross proceeds of the offering were $7.1 million and the net proceeds, after deducting the placement agent’s fees and other estimated offering expenses paid or payable by us (and excluding the proceeds, if any, from any cash exercise of the warrants), were $6.2 million. At the closing of the offerings, we also issued warrants to purchase up to an aggregate of 316,256 shares of our common stock to the placement agent for the offerings, which have an exercise price of $1.68, are immediately exercisable and expire on October 21, 2022.

On October 27, 2017, we completed our offer and sale to one accredited investor of our offer and sale, in a registered public offering, of 800,000 shares of our common stock and warrants to purchase up to 600,000 shares of our common stock, all at a purchase price of $1.34375 per share. The warrants have an initial exercise price of $1.25 per share, become exercisable on April 27, 2018 and expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fees and other estimated offering expenses paid or payable by us (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. At the closing of the offering, we also issued warrants to purchase up to an aggregate of 48,000 shares of our common stock to the placement agent for the offerings, which have an exercise price of $1.68, are immediately exercisable and expire on October 25, 2022.

ATM Program

On July 25, 2017, we entered into an equity distribution agreement with Oppenheimer & Co. Inc., or Oppenheimer, to commence an “at the market” offering program, or the ATM Program, under which we were permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of our common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of our common stock were sold in the ATM Program during the three months ended October 31, 2017, for net proceeds to us, after deducting Oppenheimer’s commissions and other expenses paid or payable by us, of $1.1 million. Effective as of October 22, 2017, we terminated the ATM Program. As a result of such termination, no further offers or sales of our common stock will be made in the ATM Program.

Warrant Exercises

During the three months ended October 31, 2017, we received an immaterial amount of cash related to the exercise of outstanding warrants, and subsequent to October 31, 2017, we received gross proceeds of $9.3 million from the exercise of outstanding warrants (see “—November 2017 Warrant Exercise Inducement Offering” above). If the holders of all of our warrants that are outstanding as of the issuance of this report were to exercise all such warrants in full on a cash basis, we would receive an aggregate of approximately $27.4 million in net proceeds. However, the holders of these warrants may choose to exercise only a portion of the warrants they hold, may choose not to exercise any of the warrants they hold, or may choose to “net” exercise their warrants on a cashless basis to the extent permitted by the warrants. As a result, we may never receive meaningful, or any, proceeds from the exercise of these warrants.

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

Equity-Based Awards

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

Employee Stock Purchase Plan

Employees may elect to participate in our stockholder approved employee stock purchase plan. The stock purchase plan allows for the purchase of our common stock at not less than 85% of the lesser of (i) the fair market value of a share of stock on the beginning date of the offering period or (ii) the fair market value of a share of stock on the purchase date of the offering period, subject to a share and dollar limit as defined in the plan and subject to the applicable legal requirements. There are two 6-month offering periods during each fiscal year, ending on January 31 and July 31. In accordance with applicable accounting guidance, the fair value of awards under the stock purchase plan is calculated at the beginning of each offering period. We estimate the fair value of the awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and the offering period. This fair value is then amortized at the beginning of the offering period. Stock-based compensation expense is based on awards expected to be purchased at the beginning of the offering period, and therefore is reduced when participants withdraw during the offering period.

Recent Accounting Pronouncements

Information regarding recent accounting pronouncements is contained in Note 2 to our condensed consolidated financial statements included in this report.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2017. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2017, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

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

ITEM 1A. RISK FACTORS.

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

We have not generated any revenue from our operations since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term. During the quarter ended October 31, 2017, we incurred a net loss of $5.9 million, and from inception through October 31, 2017, we have incurred an aggregate net loss of $100.8 million. We will need significant additional funding to continue our operations and pursue our strategic plans, including continued development of ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our cumulative operating expenses will continue to increase as we further our development activities and pursue approval by the U.S. Food and Drug Administration, or FDA, for one or more of our product candidates.

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

We anticipate that, based on the amount of cash we have on hand (taking into account the aggregate net proceeds from our October and November 2017 equity financings) and our current rate of cash consumption, we could continue operations for the 12 months following the issuance of this report without a significant change in our business plan or reduction in spending. However, we will need additional capital after that time to maintain our current level of operations or before that time to ramp up development or other efforts. As a result, our ability to continue as a going concern will depend upon the availability and terms of future funding. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

As of October 31, 2017, we had cash and cash equivalents of approximately $14.7 million and, subsequent to October 31, 2017, we received additional net proceeds of approximately $9.1 million from the exercise of certain warrants. As of November 30, 2017, we had cash and cash equivalents of $21.4 million. We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $21.0 million. As a result, we believe, based on our current cash levels, rate of cash consumption and expectations regarding future expenses, that our cash resources are sufficient to meet our anticipated needs for the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

However, we have sustained losses in all reporting periods since inception, with an inception-to date-loss of $100.8 million as of October 31, 2017. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need significant additional capital to continue operating our business and fund our planned operations.

Historically, we have raised the majority of the funding for our business through offerings of our common stock and warrants to purchase our common stock, including our October and November 2017 equity financings. Although we are exploring other ways of funding our operations that involve less dilution to our existing stockholders, including, among others, technology licensing or other collaboration arrangements, debt financings or grants, we have not successfully established or raised any funds through any of these types of arrangements, and we may need to continue to seek funding for our operations through additional dilutive public or private equity financings.

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

We are an early-stage, pre-commercial company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Although we are pursuing several oncology product candidates, our primary product candidate, ImmunoPulse® IL-12, is in two Phase II combination clinical trials. As a result, none of our product candidates are near commercial availability. Additionally, although we are investigating licensing and partnering opportunities, no such opportunities have been finalized and, even if completed, we do not expect that these potential opportunities would generate any significant near-term revenue. Our operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of ImmunoPulse® IL-12 and engaging in other research and development activities, including pre-clinical and other studies of our other product candidates. We have not demonstrated an ability to obtain regulatory approval of a product candidate, manufacture commercial-scale products, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, the revenue-generating potential of our business is unproven and uncertain.

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

The success of ImmunoPulse® IL-12 or any other product candidates based on our ImmunoPulse® technology will depend on a number of factors, including, among others:

●	our ability to conduct and complete pre-clinical and clinical studies and trials, including the time, costs and uncertainties associated with all aspects of these trials;

●	the data we obtain from pre-clinical and clinical testing of the product candidates, including data demonstrating the required level of safety and efficacy of the product candidates (for example, a key factor in determining whether we are able to successfully develop and commercialize our ImmunoPulse® IL-2 platform in melanoma will be the data we obtain from our PISCES/KEYNOTE-695 study, which is out planned registration-directed study of ImmunoPulse® IL-12 in combination with Merck & Co., Inc.’s, or Merck’s, approved therapy for melanoma in patients who have shown resistance to or relapse from certain other cancer therapies);

●	the regulatory approval pathway we choose to pursue for our product candidates in the United States or any other jurisdiction;

●	our ability to obtain required regulatory approvals for one or more of our product candidates in the United States and in other jurisdictions, and the time required to obtain these approvals;

●	the manufacturing arrangements we are able to establish with third-party manufacturers, both for the manufacture of the product candidates for clinical trial use and for the manufacture of products, if and when approved, on a commercial basis;

●	our ability to build an infrastructure capable of supporting product sales, marketing and distribution of any approved products in territories where we pursue commercialization directly;

●	our ability to establish commercial distribution agreements with third-party distributors for any approved products in territories where we do not pursue commercialization directly;

●	the labeling requirements for any product candidates that are approved, including obtaining sufficiently broad labels that would not unduly restrict patient access;

●	acceptance of our products, if and when approved, by patients and the medical community;

●	the ability of our products, if and when approved, to effectively compete with other cancer treatments;

●	a continued acceptable safety profile of any product candidates that are approved following such approval;

●	our level of success in obtaining and maintaining patent and trade secret protection and otherwise protecting our rights in our intellectual property portfolio;

●	the levels of coverage and reimbursement we are able to secure for any product candidates that receive regulatory approval;

●	our ability to establish a commercially viable price for our products, if and when approved; and

●	delays or unanticipated costs, including those related to any of the foregoing.

If one or more of these factors is unfavorable, we could experience significant delays or we may not be able to successfully commercialize ImmunoPulse® IL-12 or any of our other product candidates, which would materially harm our business.

It may be difficult to identify and enroll metastatic melanoma patients due to clinical trial inclusion-exclusion criteria or other factors, which has in the past, and may in the future, lead to delays in enrollment and in generating clinical data for our trials.

Our PISCES/KEYNOTE-695 study, along with our other clinical trials, has strict inclusion criteria for patient enrollment. These criteria could present significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. For example, we experienced slower than expected patient enrollment in our triple negative breast cancer clinical trial, and we may experience similar delays in any of our other existing or future clinical trials. Any inability to successfully enroll the number of patients meeting the criteria for any of our clinical trials could cause significant delays in the trial and increase the costs associated with the trial, which could materially harm our business and prospects.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. Our PISCES/KEYNOTE-695 study opened to enrollment in October 2017 and is expected to complete enrollment in the 2018 calendar year, but we do not know and cannot predict whether this study, or any of our other ongoing trials or studies, will be completed on schedule or at all. We also do not know and cannot predict whether any other pre-clinical or clinical trials, including Phase III clinical trials to follow completion of the PISCES/KEYNOTE-695 study or our ongoing or any other Phase II clinical trials, will be planned or will begin, and in many cases such future trials would be dependent on obtaining favorable results from preceding studies.

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

To the extent our commercialization strategy includes the combination of our product candidates with third parties’ products or product candidates, we may decide to conduct clinical studies to evaluate the combinations. This is true of our melanoma combination investigator-sponsored Phase II clinical trial to assess the combination of ImmunoPulse® IL-12 and Merck’s anti-PD-1 antibody KEYTRUDA®, as well as our PISCES/KEYNOTE-695 study. Although Merck has agreed to provide KEYTRUDA® in connection with the PISCES/KEYNOTE-695 study, these combination studies involve additional risks due to their reliance on circumstances outside our control, such as those relating to the availability and marketability of the third-party product involved in the study. If the marketability of third-party products such as KEYTRUDA® is impacted, or if we are unable to secure and maintain a sufficient supply of such third-party products when needed on commercially reasonable terms, our clinical studies could be delayed or we could be forced to terminate these studies. Such a delay or termination could have a material negative impact on our development strategy, business, results of operations, financial condition, and prospects.

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

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug, or IND, application, including our melanoma combination investigator-sponsored Phase II clinical trial led by the University of California, San Francisco. In investigator-initiated trials, the investigator typically designs and implements the study and the investigator or its institution acts as the sponsor of the trial. This trial sponsor has control over the design, conduct and timing of the trial, and as a result, we have limited or no control over the commencement, conduct and completion of these investigator-initiated trials. In addition, regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the FDA as it pertains to the safety of the treatment being tested. It is the responsibility of the investigator, as the sponsor of the trial, to be the sole point of contact with the FDA for these communications and to exercise all decision-making authority regarding these or other submissions to the FDA about the trial. Consequently, we have little or no control over the content or timing of these communications, including whether they are timely, accurate or complete. Any failures by the investigator sponsoring these trials could result in reviews, audits, delays or clinical holds by the FDA that could negatively affect the timelines for these trials or jeopardize their completion. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, these investigator-sponsored trials exposes us to additional risks, many of which our outside our control and the occurrence of which could severely harm our performance and the commercial prospects for our product candidates.

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

We entered into a cross-license agreement in 2011 for certain electroporation technology with Inovio, which includes some of our patents protecting our ImmunoPulse® clinical device (and some of which have recently expired or will expire in 2018). Under the terms of the agreement, Inovio has granted us a non-exclusive, worldwide license under certain of its electroporation patents, and in exchange, we have granted to Inovio an exclusive license to certain of our technology in a limited field of use. Although we do not currently rely on the intellectual property we have licensed from Inovio, our product candidates could in the future utilize this intellectual property. This license is non-exclusive and Inovio could use the technology to compete with us or could license the technology to others, including our competitors. Additionally, the license we have granted to Inovio could enable it to develop products that compete against ours, directly or indirectly, in the specific field of use subject to the license.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against all other developers of cancer treatments, including other immunotherapy treatments as well as other types of treatments for the cancer indications on which we are focused. In particular, a number of companies, some of which are large, well-established pharmaceutical companies, have recently announced development strategies similar to our current focus on our PISCES/KEYNOTE-695 study, namely the combination of a DNA-encoded interleukin-12, or IL-12, and a checkpoint inhibitor to improve response rates in patients who are refractory or who have relapsed on anti-PD-1 therapies either alone or in combination with other therapies, and we view these companies as our most relevant current competitors. These companies include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies and Idera Pharmaceuticals. In addition, we also compete with other early-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller, less experienced and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages. Furthermore, recent trends in the biotechnology industry are for large drug companies to acquire smaller outfits and consolidate into a smaller number of very large entities, which further concentrates financial, technical, and market strength and increases competitive pressure in the industry.

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

In addition, collaboration arrangements may also include our pursuit of combination trials to develop and commercialize our product candidates as combination products, such as our PISCES/KEYNOTE-695 study with Merck’s KEYTRUDA®. To the extent we continue to pursue this or any other similar collaborative arrangement, we will face certain additional risks and uncertainties in development, as drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, maintenance of clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. Additionally, combination products face continued risk and uncertainty post-development in connection with manufacturing and supply until a commercial supply chain is validated and proven.

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

Biotechnology companies are subject to extensive, complex, costly and evolving government regulation relating to the ability to market and sell any therapeutic or medical device. In the United States, these regulations are principally administered and enforced by the FDA and, to a lesser extent, by the U.S. Drug Enforcement Agency, or DEA, and comparable state government agencies, and outside the United States, these regulations are typically administered by various regulatory agencies comparable to the FDA in foreign countries where products or product candidates are researched, tested, manufactured and/or marketed.

The U.S. federal Food, Drug and Cosmetic Act, or FDCA, Controlled Substances Act and other federal statutes and regulations, as well as similar state and foreign statutes and regulations, govern or influence, among other things, the research, development, testing, manufacture, storage, record-keeping, approval, labeling, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, import and export of product candidates such as ours. Under these regulations, we and our contract manufacturers may become subject to periodic inspection of our facilities, quality control and other procedures, and operations and/or the testing of our product candidates by the FDA, DEA and other authorities during and after the approval process for a product candidate, to confirm compliance with all applicable regulations, including current good manufacturing practices and other applicable requirements. Further, even if regulatory approval of a product candidate is obtained, such approval would usually impose limitations on the indicated uses for which the product may be marketed, which limitations could materially limit a product’s market and revenue potential. Additionally, we would be subject to pervasive and continuing regulation by the FDA and/or comparable foreign regulators with respect to any approved product. Moreover, we could be required to conduct potentially costly post-approval studies or surveillance programs to monitor the effect of any approved products, and the FDA and comparable foreign regulators have the authority to stop or limit further marketing of a product or impose more stringent labeling restrictions based on the results of these post-approval tests and programs or in the event of any unexpected or serious health or safety concern regarding any approved product.

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

The healthcare industry is heavily regulated, constantly evolving and subject to significant change and fluctuation. The U.S. federal and state healthcare laws and regulations that impact our business include, among others:

●	the laws and regulations administered and enforced by the FDA, including the FDCA, Controlled Substances Act and other federal statutes and regulations, discussed above;

●	the federal Anti-Kickback Statute, which generally prohibits, among other things, soliciting, receiving or providing remuneration to induce the referral of an individual for an item or service or the purchasing or ordering of an item or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the federal false claims laws, which generally prohibit, among other things, knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

●	the federal Patient Protection and Affordable Care Act as amended by the Health Care and Education Reconciliation Act, referred to collectively as the Affordable Care Act, which, in general and among other things, expands the government’s investigative and enforcement authority, including requiring pharmaceutical companies to record and disclose to government agencies any transfers of value to doctors and teaching hospitals, and increases the penalties for fraud and abuse, including amendments to the federal False Claims Act and the Anti-Kickback Statute to make it easier to file lawsuits under these statutes;

●	the federal Health Insurance Portability and Accountability Act of 1986, or HIPAA, as amended by the federal Health Information Technology for Economic and Clinical Health Act, or HITECH, which, in general and among other things, establish comprehensive federal standards with respect to the privacy, security and transmission of individually identifiable health information and impose requirements for the use of standardized electronic transactions with respect to transmission of such information;

●	The federal Foreign Corrupt Practices Act, or FCPA, and other applicable anti-bribery laws; and

●	state law equivalents of each of these federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by applicable federal laws, thus complicating compliance efforts.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of October 31, 2017, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

Our articles of incorporation authorize the issuance of up to 160,000,000 shares of our common stock. In addition to capital-raising activities, on which we have historically relied for cash to fund our operations, including with our recent October and November 2017 equity financings, other possible business and financial uses for our authorized common stock include, among others, stock splits, acquiring other businesses or assets in exchange for shares of our common stock, issuing shares of our common stock to collaborators in connection with strategic alliances, attracting and retaining employees with equity compensation or other transactions and corporate purposes that our Board of Directors deems to be in the best interest of our Company. Additionally, issuances of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of our Company. Any future issuances of our common stock may be consummated on terms that are not favorable, may not enhance stockholder value and may adversely affect the trading price of our common stock. Further, any such issuance will reduce the book value per share of our common stock and reduce the proportionate ownership and voting power of our existing stockholders.

If outstanding options or warrants to purchase shares of our common stock are exercised or outstanding restricted stock units vest and settle, our existing stockholders would be diluted.

As of October 31, 2017, we had outstanding (i) options to purchase 3.7 million shares of our common stock, (ii) warrants to purchase 12.5 million shares of our common stock and (iii) 1.1 million restricted stock units. In addition, as of October 31, 2017, there were 0.7 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2017, we entered into an agreement with a third-party firm to provide certain business and advisory consulting services for us. Pursuant to the terms of the agreement, we agreed to issue to such firm, over time and subject to continued service for us, an aggregate of 300,000 shares of our common stock as partial compensation for these consulting services. Such shares were offered and sold without registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the exemption provided in Section 4(a)(2) under the Securities Act as a transaction not involving a public offering as well as similar exemptions under applicable state laws, in reliance on the following facts: no general solicitation was used in the offer or sale of such shares; the recipient of such shares represented that it was acquiring the shares for investment for its own account and not with a view to or for resale in connection with any distribution thereof within the meaning of the Securities Act; the recipient of such shares had adequate access to information about us; the recipient of such shares represented that it had a preexisting business or personal relationship with us or had the capacity to protect its own interests in connection with acquiring such shares; and such shares were issued as restricted securities with restricted legends referring to the Securities Act. On October 31, 2017, we issued 100,000 shares of our common stock to the third-party firm at a market price of $1.09 per share for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed or furnished with or incorporated by reference in this report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K, filed on October 25, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to our Current Report on Form 8-K, filed on March 6, 2012)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.1	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.2	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.3	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Condensed consolidated financial statements included in the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the three months ended October 31, 2017 and 2016, formatted in XBRL, consisting of the following: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*       Filed herewith.

**     Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
(Principal Executive Officer)

Dated: December 7, 2017

By:	/s/ Richard B. Slansky
Richard B. Slansky
(Principal Financial Officer)

Dated: December 7, 2017

