Form 10-Q
period 2018-01-31
ONCOSEC MEDICAL Inc
filed 2018-03-09
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 51,482,206 as of March 7, 2018.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	January 31, 2018	July 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$17,903,581	$11,444,676
Prepaid expenses and other current assets	1,680,461	1,068,947
Total Current Assets	19,584,042	12,513,623
Property and equipment, net	2,224,934	2,410,099
Other long-term assets	313,229	309,187
Total Assets	$22,122,205	$15,232,909

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,751,299	$3,281,133
Accrued compensation	161,127	114,841
Total Current Liabilities	2,912,426	3,395,974
Other long-term liabilities	1,178,708	1,140,953
Total Liabilities	4,091,134	4,536,927

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 35,827,912 and 21,618,194 common shares as of January 31, 2018 and July 31, 2017, respectively	3,583	2,162
Additional paid-in capital	118,123,124	93,866,088
Warrants issued and outstanding — 9,283,059 and 9,044,740 warrants as of January 31, 2018 and July 31, 2017, respectively	11,465,127	11,775,807
Accumulated other comprehensive income	20,245	(3,620)
Accumulated deficit	(111,581,008)	(94,944,455)
Total Stockholders’ Equity	18,031,071	10,695,982
Total Liabilities and Stockholders’ Equity	$22,122,205	$15,232,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Revenue	$-	$-	$-	$-
Expenses:
Research and development	2,994,937	2,882,611	6,408,086	5,982,351
General and administrative	5,290,096	2,547,354	7,804,135	5,095,924
Loss from operations	(8,285,033)	(5,429,965)	(14,212,221)	(11,078,275)
Other income (expense), net	15,279	42,654	42,015	88,772
Warrant inducement expense	(2,465,396)	-	(2,465,396)	-
Loss before income taxes	(10,735,150)	(5,387,311)	(16,635,602)	(10,989,503)
Provision for income taxes	951	-	951	1,391
Net loss	$(10,736,101)	$(5,387,311)	$(16,636,553)	$(10,990,894)
Basic and diluted net loss per common share	$(0.31)	$(0.27)	$(0.58)	$(0.57)
Weighted average shares used in computing basic and diluted net loss per common share	34,794,004	19,733,015	28,561,809	19,376,998

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2018	January 31, 2017	January 31, 2018	January 31, 2017
Net Loss	$(10,736,101)	$(5,387,311)	$(16,636,553)	$(10,990,894)
Foreign currency translation adjustments	30,610	23	23,865	14
Comprehensive Loss	$(10,705,491)	$(5,387,288)	$(16,612,688)	$(10,990,880)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2018	January 31, 2017
Operating activities
Net loss	$(16,636,553)	$(10,990,894)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	190,973	189,039
Loss on disposal of property and equipment	15,498	-
Warrant inducement expense	2,465,396	-
Stock-based compensation	2,981,509	2,596,280
Common stock issued for services	843,250	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(308,123)	(122,428)
Decrease in other long-term assets	(4,042)	(163,064)
Increase/(decrease) in accounts payable and accrued liabilities	(846,318)	73,497
Increase (decrease) in accrued compensation	46,286	(125,994)
Increase in other long-term liabilities	37,756	305,936
Net cash used in operating activities	(11,214,368)	(8,237,628)
Investing activities
Purchases of property and equipment	(8,213)	(9,578)
Net cash used in investing activities	(8,213)	(9,578)
Financing activities
Proceeds from issuance of common stock through ESPP	19,048	25,615
Proceeds from issuance of common stock and warrants	9,283,443	-
Payment of financing and offering costs	(1,396,531)	-
Proceeds from exercise of options	157,928	-
Proceeds from exercise of warrants	9,593,733	16,808
Net cash provided by financing activities	17,657,621	42,423
Effect of exchange rate changes on cash	23,865	14
Net increase (decrease) in cash	6,458,905	(8,204,769)
Cash and cash equivalents, at beginning of period	11,444,676	28,746,224
Cash and cash equivalents, at end of period	$17,903,581	$20,541,455

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$951	$1,391

Noncash investing and financing transaction:
Noncash expiration of warrants	$1,200,742	$309,477

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

The Company is a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs directly into a solid tumor and promote an inflammatory response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate, ImmunoPulse® IL-12, uses its electroporation device to deliver a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“tavo”), with the aim of reversing the immunosuppressive microenvironment in the treated tumor and engendering a systemic anti-tumor response against untreated tumors in other parts of the body. In February 2017, the Company received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for ImmunoPulse® IL-12, which could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its registration-directed study of ImmunoPulse® IL-12 in combination with an approved therapy for melanoma in patients who have shown resistance to or relapse from certain other cancer therapies, which is referred to as the PISCES/KEYNOTE-695 study. Most of the Company’s present activities are, and it expects most of its near-term expenditures will be, directed toward advancing the PISCES/KEYNOTE-695 study. To this end, in May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the PISCES/KEYNOTE-695 study, in which the Company has agreed to sponsor and fund the study and Merck has agreed to manufacture and supply its anti-PD-1 therapy KEYTRUDA® for use in the study. The PISCES/KEYNOTE-695 study enrolled the first patient in December 2017.

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

In addition, the Company is pursuing a biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer (TNBC), which is focused on evaluating the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In January 2018, the Company reported observational data in two patients that showed clinical response with the sequential treatment of one cycle of ImmunoPulse IL-12 and an anti-PD1 checkpoint inhibitor. The Company is currently evaluating a clinical development strategy in TNBC in this combination approach while the current study is open for enrollment and is ongoing. Additionally, the Company’s Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, and head and neck squamous cell carcinoma are now closed and filed. Monotherapy melanoma is closed and the clinical study report is pending.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2018, and condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of cash flows for the six months ended January 31, 2018 and 2017, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended January 31, 2018 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2018, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2017, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 25, 2017. The consolidated balance sheet at July 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

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

Australia Research and Development Tax Credit

The Company’s Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5 percent credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (“the Act”) was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of the Company’s tax provision, the Company maintains a full valuation allowance and does not anticipate any net impact to the Company’s financial statements in 2018.

Recent Accounting Pronouncements

There were no accounting pronouncements during the three and six months ended January 31, 2018 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Cash and Cash Equivalents and Liquidity

The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents. As of January 31, 2018 and July 31, 2017, cash and cash equivalents were primarily comprised of cash in savings and checking accounts.

As of January 31, 2018, the Company had cash and cash equivalents of $17.9 million. Additionally, subsequent to January 31, 2018, the Company received additional net proceeds of approximately $20.8 million from an equity financing of its common stock (see Note 10). As of February 28, 2018, the Company had cash and cash equivalents of $36.7 million. The Company currently estimates its operating expenses and working capital requirements for the current fiscal year ending July 31, 2018 to be approximately $21.0 million, although the Company may modify or deviate from this estimate and it is likely that actual operating expenses and working capital requirements will vary from this estimate. Based on these expectations regarding future expenses, as well as the current cash levels and rate of cash consumption, the Company believes that current cash resources are sufficient to meet the Company’s anticipated needs for the 12 months following the issuance of this report. The Company will continue to assess its cash resources and anticipated needs on a quarterly basis.

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $111.6 million as of January 31, 2018. Further, the Company has never generated any cash from its operations, does not expect to generate such cash in the near term, and does not presently have any firm commitments for future capital. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

Historically, the Company has raised the majority of the funding for its business through offerings of its common stock and warrants to purchase its common stock. The Company’s most recent February 2018 offering consisted of common stock only. If the Company issues equity or convertible debt securities to raise additional funds, its existing stockholders would experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of its existing stockholders. If the Company incurs debt, its fixed payment obligations, liabilities and leverage relative to our equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities the Company issues or borrowings it incurs, if available, could impose significant restrictions on its operations, such as limitations on its ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect its ability to conduct its business, and any such debt could be secured by any or all of the Company’s assets pledged as collateral. Additionally, the Company may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

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

Note 4—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the six months ended January 31, 2018 and 2017 is provided below:

	January 31, 2018	January 31, 2017
Stockholders’ equity at beginning of period	$10,695,982	$28,053,104
Net loss	(16,636,553)	(10,990,894)
Stock-based compensation	2,981,509	2,596,280
Common stock issued for services	843,250	-
Issuance of common stock through employee stock purchase plan	19,048	25,614
Equity offerrings, net of costs	7,886,913	-
Accumulated other comprehensive income	23,865	14
Exercise of common stock warrants	9,593,733	16,808
Exercise of common stock options	157,928	-
Inducement warrant issuance	2,465,396	-
Stockholders’ equity at end of period	$18,031,071	$19,700,926

A. Equity Offerings

November 2017 Warrant Exercise Inducement Offering

On November 13, 2017, the Company entered into a warrant exercise agreement with certain holders of outstanding warrants (the “Original Warrants”) to purchase up to an aggregate of 5,509,642 shares of the Company’s common stock at an exercise price of $1.69 per share. Pursuant to the terms of the warrant exercise agreement, each holder agreed to exercise, from time to time and in accordance with the terms of the Original Warrants, including certain beneficial ownership limitations set forth therein, all Original Warrants held by it for cash. As a result of the exercise of all of the Original Warrants, the Company received gross proceeds of approximately $9.3 million and net proceeds, after deducting estimated expenses paid or payable by the Company, of approximately $9.1 million.

Pursuant to the terms of the warrant exercise agreement, and in order to induce each holder to exercise its Original Warrants, the Company issued 1,377,411 new warrants to purchase a number of shares of its common stock which is equal to 25% of the number of shares of common stock received by such holders upon the cash exercise of its Original Warrants. The terms of the inducement warrants are substantially similar to the terms of the Original Warrants, except that the inducement warrants: (i) have an initial exercise price of $2.26 per share; (ii) become exercisable on May 13, 2018 and expire on November 13, 2019; and, (iii) contain certain additional transfer restrictions and limitations due to their offer and sale in a private placement offering.

Also on November 13, 2017, and in connection with its entry into the warrant exercise agreement, the Company agreed to issue warrants to purchase up to an aggregate of 1,138,300 shares of its common stock to the accredited investors that participated in the Company’s offerings completed in October 2017, in consideration for such investors’ agreement to waive certain covenants made by the Company to such investors and as an inducement to such investors to exercise certain other warrants to purchase the Company’s common stock. The terms of the October 2017 investor warrants are substantially similar to the terms of the new warrants, except that the October 2017 investor warrants will become exercisable only if and when each October 2017 investor exercises in full and for cash the warrants to purchase the Company’s common stock that were sold to such investors in the Company’s offerings completed in October 2017.

The warrants issued in connection with the warrant exercise agreement were considered inducement warrants and are classified in equity. The fair value of the warrants, issued was approximately $2.5 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 2.0-year life, volatility of 73.12% and a risk-free interest rate of 1.7%). The fair value of the inducement warrants of $2.5 million was expensed as warrant inducement expense in the accompanying condensed consolidated statement of operations for the three and six months ended January 31, 2018.

First October 2017 Offerings

On October 25, 2017, the Company completed an offer and sale to certain accredited investors of, in a registered public offering, 5,270,934 shares of its common stock and, in a concurrent private placement offering, warrants to purchase an aggregate of up to 3,953,200 shares of its common stock, all at a purchase price of $1.34375 per share. The warrants have an initial exercise price of $1.25 per share, became exercisable on October 25, 2017 and expire on April 25, 2022. The gross proceeds of the offering were $7.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $6.2 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a nonaccountable sum of $60,000, and (ii) warrants to purchase up to an aggregate of 316,256 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $1.68 per share, became exercisable on their original issuance date and expire on October 21, 2022.

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

B. ATM Program

On July 25, 2017, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to commence an “at the market” offering program (the “ATM Program”), under which the Company was permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of the Company’s common stock were sold in the ATM Program the six months ended January 31, 2018, for net proceeds to the Company, after deducting Oppenheimer’s commissions and other expenses paid or payable by the Company, of $1.1 million. Effective as of October 22, 2017, the Company terminated the ATM Program. As a result of such termination, no further offers or sales of the Company’s common stock will be made in the ATM Program.

C. Outstanding Warrants

At January 31, 2018, the Company had outstanding warrants to purchase 9,283,059 shares of its common stock, with exercise prices ranging from $1.25 to $18.00, all of which were classified as equity instruments. These warrants expire at various dates between September 2018 and May 2025.

D. Dividends

The Company has not adopted any policy regarding the payment of dividends. No dividends have been declared or paid during the periods presented.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2018	July 31, 2017
Equipment and Furniture	$2,822,723	$2,861,632
Computer Software	284,885	292,034
Leasehold Improvements	80,102	80,102
Construction In Progress	21,303	-
Property and Equipment, gross	3,209,013	3,233,768
Accumulated Depreciation and Amortization	(984,079)	(823,669)
	$2,224,934	$2,410,099

Depreciation and amortization expense recorded for the three- and six-month periods ended January 31, 2018 and 2017, was approximately $95,000 and $191,000 and approximately $94,000 and $189,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2018	July 31, 2017
Research & Development Costs	$1,325,396	$1,537,892
Professional Services Fees	1,216,395	1,584,899
Other	209,508	158,342
	$2,751,299	$3,281,133

Accrued Compensation

Accrued compensation is comprised of the following:

	January 31, 2018	July 31, 2017
Accrued Payroll	$161,127	$100,295
401K Payable	-	14,222
Other	-	324
	$161,127	$114,841

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	January 31, 2018	July 31, 2017
Deferred income	$36,671	$-
Deferred rent	1,142,037	1,140,953
Total	$1,178,708	$1,140,953

Note 6—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 1,000,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of January 31, 2018, there were an aggregate of 8,500,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 500,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Stock Options

During the three months ended January 31, 2018, the Company granted its new Chief Executive Officer, Mr. Daniel J. O’Connor, options to purchase 2,500,000 shares of the Company’s common stock outside of the 2011 Plan. This grant was approved by stockholders at the Company’s annual meeting on January 12, 2018. Of the total grant, options on 1,000,000 shares vested upon stockholder approval and options on 1,000,000 shares will vest over a two-year period from the date of grant. Mr. O’Connor also received a performance stock option award to purchase up to 500,000 shares of the Company’s common stock, which is subject to vesting as to options on 250,000 shares on the date of the Company’s achievement of 100% enrollment in the first cohort of its PISCES/KEYNOTE-695 study and as to the remaining options on 250,000 shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

Stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The service period is generally the vesting period, with the exception of stock options granted pursuant to a consulting agreement, in which case the stock option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense related to stock options granted to consultants in which the options are not entirely vested at the grant date are generally re-measured each month. During the six months ended January 31, 2018, the Company granted 4,008,500 options to employees, directors and consultants. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (years)	5.00 – 6.50
Risk-free interest rate	1.66 – 2.43%
Volatility	73.3 – 91.8%
Dividend yield	0%

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

The following is a summary of the option activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2017	3,639,613	$1.94
Exercisable - July 31, 2017	1,990,521	$2.29
Granted	4,008,500	$1.26
Exercised	116,435	$1.36
Forfeited/Cancelled	253,053	$1.85
Outstanding – January 31, 2018	7,278,625	$1.58
Exercisable – January 31, 2018	3,625,980	$1.80

As of January 31, 2018, the total intrinsic value of options outstanding and exercisable was $3.2 million and $1.4 million, respectively. As of January 31, 2018, the Company has approximately $4.2 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 1.91 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three and six month periods ended January 31, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $2.3 million and $2.7 million, respectively. Of this balance, $0.2 million and $0.4 million, respectively, was recorded to research and development and $2.1 million and $2.3 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the three and six month periods ended January 31, 2018.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three and six month periods ended January 31, 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.4 million and $2.6 million, respectively. Of this balance, $0.5 million and $0.8 million, respectively, was recorded to research and development and $0.9 million and $1.8 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the three and six month periods ended January 31, 2017.

The weighted-average grant date fair value of stock options granted during the three and six month periods ended January 31, 2018 were $1.37 and $1.29, respectively. The weighted-average grant date fair value of stock options granted during the three and six month periods ended January 31, 2017 were $1.12 and $1.13, respectively.

Restricted Stock Units

For the three and six months ended January 31, 2018, the Company recorded $0.2 million and $0.3 million, respectively, in stock-based compensation related to restricted stock units, which is reflected in the condensed consolidated statements of operations.

For the three and six months ended January 31, 2017, the Company recorded $0.1 million and $0.4 million, respectively, in stock-based compensation related to restricted stock units, which is reflected in the condensed consolidated statements of operations.

During the three and six month period ended January 31, 2017, 65,000 RSUs were forfeited. All RSUs vest in full three (3) years following the date of grant. As of January 31, 2018, 1,100,000 RSUs were outstanding.

Note 7—Net Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period plus additional shares to account for the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. There was a net loss of $10.7 million and $5.4 million for the three months ended January 31, 2018 and 2017, respectively, and $16.6 million and $11.0 million for the six months ended January 31, 2018 and 2017, respectively. The weighted average shares used in computing basic and diluted net loss per common share were 34,794,004 and 19,733,015 for the three months ended January 31, 2018 and 2017, respectively, and 28,561,809 and 19,376,998 for the six months ended January 31, 2018 and 2017, respectively. There were no dividends declared.

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	January 31, 2018	January 31, 2017
Stock options	7,278,625	3,653,651
Restricted Stock Units	1,100,000	575,000
Warrants	9,283,059	9,044,740
Total	17,661,684	13,273,391

Note 8—Commitments and Contingencies

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

Note 9—Related Party Transactions

The Company has subleased a portion of its office space to another company. The Company’s President and two other members of the Company’s Board of Directors hold positions as directors and/or officers of the sublessee. The Company has received payments totaling $10,500 and $19,500 related to the sublease for the three and six months ended January 31, 2018, respectively.

Note 10—Subsequent Events

February 2018 Offering

On February 6, 2018, the Company completed a follow-on public offering, selling 13,333,334 shares at an offering price of $1.50 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 2,000,000 shares at an offering price of $1.50 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were approximately $23 million, and net proceeds received, after underwriting fees of approximately $1.7 million and offering expenses of approximately $0.5 million, were approximately $20.8 million.

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

Liquidity

As of January 31, 2018, we had cash and cash equivalents of approximately $17.9 million and, subsequent to January 31, 2018, we received additional net proceeds of approximately $20.8 million from the February 2018 confidentially marketed public offering. As of February 28, 2018, we had cash and cash equivalents of $36.7 million. However, we have sustained losses in all reporting periods since inception, including a net loss of $16.6 million and $11.0 million for the six months ended January 31, 2018 and 2017, respectively, and an inception-to date-loss of $111.6 million as of January 31, 2018. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need significant additional capital to continue operating our business. See “Liquidity and Capital Resources” below for more information.

Results of Operations for the Three Months Ended January 31, 2018 Compared to the Three Months Ended January 31, 2017

The unaudited financial data for the three-month periods ended January 31, 2018 and January 31, 2017 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2018	January 31, 2017	Increase/(Decrease)	Increase/(Decrease)%
Revenue	$-	$-	$-	-
Operating expenses
Research and development	2,994,937	2,882,611	112,326	4
General and administrative	5,290,096	2,547,354	2,742,742	108
Loss from operations	$(8,285,033)	$(5,429,965)	$2,855,068	53
Other income (expense), net	15,279	42,654	(27,375)	(64)
Warrant inducement expense	(2,465,396)	-	2,465,396	100
Loss before income taxes	(10,735,150)	(5,387,311)	5,347,839	99
Provision for income taxes	951	-	951	100
Net loss	$(10,736,101)	$(5,387,311)	$5,348,790	$99

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates, including ImmunoPulse® IL-12, the advancement of electroporation technologies and research and development related to identification and discovery of potential new product candidates. These expenses also include certain clinical study costs, intellectual property prosecution and maintenance costs and quality assurance expenses. These expenses primarily consist of costs for salaries, benefits, stock-based compensation, outside design and consulting services, engineering and laboratory supplies, contract research organization services and clinical study supplies. We expense all research and development costs in the periods in which they are incurred, except for certain costs of materials to be used in future clinical trials, which are expensed when used in a clinical trial. As of January 31, 2018, $0.7 million of costs related to clinical trial materials for our PISCES/KEYNOTE-695 study were recorded as a prepaid asset, and we anticipate these costs will be expensed when used in the PISCES/KEYNOTE-695 study.

Our research and development expenses increased by $0.1 million, from $2.9 million in the three months ended January 31, 2017 to $3.0 million in the three months ended January 31, 2018. This increase was primarily due to increases of: (i) $0.5 million in engineering and product development costs related to development of our next-generation electroporation device; mainly offset by (ii) $0.4 million in a research and development tax credit related to our clinical trial costs for our PISCES/KEYNOTE-695 study in Australia. [Note: The research and development tax credit relates to a tax credit from Australian government based on research and development expenses incurred by our wholly-owned subsidiary in Australia. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740.]

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

Our general and administrative expenses increased by $2.7 million, from $2.5 million in the three months ended January 31, 2017 to $5.2 million in the three months ended January 31, 2018. This increase was primarily due to increases of: (i) $0.4 million in payroll expenses related to executive bonuses and the salary of our new Chief Executive Officer; (ii) $0.7 million in stock granted to a third-party firm to provide certain business, investment and advisory consulting services; (iii) $1.2 million in stock-based compensation expense related option grants to our new Chief Executive Officer and certain other employees; and, (iv) $0.4 million in other consulting and legal costs.

Other Income (Expense), Net

Other income (expense), net, was not significant in the three months ended January 31, 2018 or 2017. The primary component of other income (expense), net, in the three months ended January 31, 2018 and 2017 was interest income.

Warrant Inducement Expense

The warrants issued in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense (See Note 4).

Provision for Income Taxes

We recorded an income tax provision of $951 for the three months ended January 31, 2018 comprised solely of minimum state taxes because of a net tax loss for the period.

Results of Operations for the Six Months Ended January 31, 2018 Compared to the Six Months Ended January 31, 2017

The unaudited financial data for the six-month periods ended January 31, 2018 and January 31, 2017 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2018	January 31, 2017	Increase/(Decrease)	Increase/(Decrease)%
Revenue	$-	$-	$-	-
Operating expenses
Research and development	6,408,086	5,982,351	425,735	7
General and administrative	7,804,135	5,095,924	2,708,211	53
Loss from operations	$(14,212,221)	$(11,078,275)	$3,133,946	28
Other income (expense), net	42,015	88,772	(46,757)	(53)
Warrant inducement expense	(2,465,396)	-	2,465,396	100
Net loss before income taxes	(16,635,602)	(10,989,503)	5,646,099	51
Provision for income taxes	951	1,391	(440)	(32)
Net loss	$(16,636,553)	$(10,990,894)	$5,645,659	51

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $0.4 million, from $6.0 million in the six months ended January 31, 2017 to $6.4 million in the six months ended January 31, 2018. This increase was primarily due to increases of: (i) $0.9 million in engineering and product development costs related to development of our next-generation electroporation device; and, (ii) $0.2 million in clinical trial costs, including pharmaceutical materials, presented net of a $0.4 million research and development tax credit related to our clinical trial costs for our PISCES/KEYNOTE-695 study in Australia; partially offset by decreases of: (iii) $0.2 million in payroll expenses related to decreased headcount; (iv) $0.3 million in stock-based compensation expense; and, (v) $0.2 million in clinical study expenses related to completion of or reduced activity for certain of our clinical studies. [Note: The research and development tax credit relates to a tax credit from Australian government based on research and development expenses incurred by our wholly-owned subsidiary in Australia. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740.]

General and Administrative

Our general and administrative expenses increased by $2.7 million, from $5.1 million in the six months ended January 31, 2017 to $7.8 million in the six months ended January 31, 2018. This increase was primarily due to increases of: (i) $0.4 million in payroll expenses related to executive bonuses and the salary of our new Chief Executive Officer; (ii) $0.8 million in stock granted to a third-party firm to provide certain business and advisory consulting services; (iii) $1.2 million in stock-based compensation expense related to option grants to our new Chief Executive Officer and certain other employees; and, (iv) $0.3 million in other consulting and legal costs.

Other Income (Expense), Net

Other income (expense), net, was not significant in the six months ended January 31, 2018 or 2017. The primary component of other income (expense), net, in the six months ended January 31, 2018 and 2017 was interest income.

Warrant Inducement Expense

The warrants issued in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense (see Note 4).

Provision for Income Taxes

We recorded an income tax provision of $951 and $1,351 in the six months ended January 31, 2018 and 2017, respectively, comprised solely of minimum state taxes because of a net tax loss in both periods.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At	At
	January 31, 2018	July 31, 2017
Current assets	$19,584,042	$12,513,623
Current liabilities	2,912,426	3,395,974
Working capital	$16,671,616	$9,117,649

Current Assets

Current assets as of January 31, 2018 increased to $19.6 million, from $12.5 million as of July 31, 2017. This increase was primarily due to an increase in cash from $11.4 million as of July 31, 2017 to $17.9 million as of January 31, 2018, which is attributable to the net proceeds received from our October 2017 offerings and November 2017 warrant exercise inducement offering (see “Sources of Capital” below).

Current Liabilities

Current liabilities as of January 31, 2018 decreased to $2.9 million, from $3.4 million as of July 31, 2017. This decrease was primarily due to the timing of operating expenses paid.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2018 was $11.2 million, as compared to $8.2 million for the six months ended January 31, 2017. The $3.0 million increase was primarily attributable to increased cash used to support our net loss, an increase in prepaid expenses, a decrease in payables and accruals, an increase in long term assets and a decrease in long term liabilities, as well as non-cash items such as stock compensation and warrant inducement expense.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 31, 2018 was $8,000, as compared to $10,000 for the six months ended January 31, 2017. There was no significant activity in investing activities in either period.

Cash Provided by Financing Activities

Net cash provided by financing activities was $17.7 million for the six months ended January 31, 2018, as compared to $42,000 for the six months ended January 31, 2017. The increase was primarily attributable to the net proceeds received from our October 2017 offerings and November 2017 warrant exercise inducement offering (see “Sources of Capital” below).

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

Our primary objectives for the next 12 months are to continue the advancement of our PISCES/KEYNOTE-695 study and, to a lesser extent, our other ongoing clinical trials and studies, and to continue our research and development activities for our next-generation electroporation device and drug discovery efforts. In addition, we expect to pursue capital-raising transactions, which could include equity or debt financings, in the near term to fund our existing and planned operations and acquire and develop additional assets and technology consistent with our business objectives as opportunities arise.

We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $21.0 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, as well as our current cash levels and rate of cash consumption, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

February 2018 Offering

On February 6, 2018, the Company completed a follow-on public offering, selling 13,333,334 shares at an offering price of $1.50 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 2,000,000 shares at an offering price of $1.50 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were approximately $23 million, and net proceeds received, after underwriting fees of approximately $1.7 million and offering expenses of approximately $0.5 million, were approximately $20.8 million.

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

The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the inducement warrants of $2.5 million was expensed as warrant inducement expense in the accompanying condensed consolidated statement of operations for the three and six months ended January 31, 2018.

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

On October 25, 2017, we also completed an offer and sale to one accredited investor of 800,000 shares of our common stock and warrants to purchase up to 600,000 shares of our common stock, all at a purchase price of $1.34375 per share and associated warrant. The warrants have an initial exercise price of $1.25 per share, become exercisable on April 27, 2018 and expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the us (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. In connection with the offering, we paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $15,000, and (ii) warrants to purchase up to an aggregate of 48,000 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $1.68 per share, became exercisable on their original issuance date and expire on October 25, 2022.

ATM Program

On July 25, 2017, we entered into an equity distribution agreement with Oppenheimer & Co. Inc., or Oppenheimer, to commence an “at the market” offering program, or the ATM Program, under which we were permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of our common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of our common stock were sold in the ATM Program during the six months ended January 31, 2018, for net proceeds to us, after deducting Oppenheimer’s commissions and other expenses paid or payable by us, of $1.1 million. Effective as of October 22, 2017, we terminated the ATM Program. As a result of such termination, no further offers or sales of our common stock will be made in the ATM Program.

Warrant Exercises

During the six months ended January 31, 2018, we received gross proceeds of $9.3 million from the exercise of outstanding warrants (see “—November 2017 Warrant Exercise Inducement Offering” above) as well as an additional $0.2 million from other warrant exercises. If the holders of all our warrants that are outstanding as of the issuance of this report were to exercise all such warrants in full on a cash basis, we would receive an aggregate of approximately $27.0 million in net proceeds. However, the holders of these warrants may choose to exercise only a portion of the warrants they hold, may choose not to exercise any of the warrants they hold, or may choose to “net” exercise their warrants on a cashless basis to the extent permitted by the warrants. As a result, we may never receive meaningful, or any, proceeds from the exercise of these warrants.

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

Australia Research and Development Tax Credit

Our Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5 percent credit for qualifying research and development expenses. The tax credit does not depend on our generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses in the Condensed Consolidated Statements of Operations.

Tax Reform

The Tax Cuts and Jobs Act (“the Act”) was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of our tax provision, we maintain a full valuation allowance and do not anticipate any net impact to our financial statements in 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2018. Based on such evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

We may become aware of activities by third parties, including our competitors, that infringe our issued patents or other intellectual property rights. If we choose to file a lawsuit against a potentially infringing third party to try to enforce our patents or other intellectual property rights, the third party may seek a ruling that the patents are invalid and/or should not be enforced. Such a ruling could severely limit our ability to protect our rights from use by third parties. The U.S. Supreme Court has recently revised certain tests regarding assessing the validity of patents, which could result in the invalidation of issued patents and/or their claims based on the application of the new patent validity standards. As a result, in the event of any patent infringement litigation or other proceedings involving our patents, our patents could be subject to challenge and subsequent invalidation or significant narrowing of claim scope under the revised standards. Moreover, even if the validity of our patents is upheld in a patent infringement lawsuit, a court could refuse to stop a third party’s activities on the grounds that the activities do not infringe the specific claims of our patents. Further, even if we were successful in stopping the infringing activity, patent infringement lawsuits are expensive and could consume significant time, management attention, capital and other resources.

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

We have never generated, and may never generate, revenue from our operations.

During the quarter ended January 31, 2018, we incurred a net loss of $10.7 million, and from inception through January 31, 2018, we have incurred an aggregate net loss of $111.6 million. We will need additional funding to continue our operations and pursue our strategic plans, including continued development of ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our cumulative operating expenses will continue to increase as we further our development activities and pursue approval by the U.S. Food and Drug Administration, or FDA, for one or more of our product candidates.

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

As of January 31, 2018, we had cash and cash equivalents of approximately $17.9 million and, subsequent to January 31, 2018, we received additional net proceeds of approximately $20.8 million from a confidentially marketed public offering of our common stock. As of February 28, 2018, we had cash and cash equivalents of $36.7 million. We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $21.0 million. As a result, we believe, based on our current cash levels, rate of cash consumption and expectations regarding future expenses, that our cash resources are more than sufficient to meet our anticipated needs for the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

However, we have sustained losses in all reporting periods since inception, with an inception-to date-loss of $111.6 million as of January 31, 2018. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need additional capital to continue operating our business and fund our planned operations.

Historically, we have raised the majority of the funding for our business through offerings of our common stock and warrants to purchase our common stock, including our October 2017 offerings, November 2017 warrant exercise inducement offering and February 2018 offering. Although we are exploring other ways of funding our operations that involve less dilution to our existing stockholders, including, among others, technology licensing or other collaboration arrangements, debt financings or grants, we have not successfully established or raised any funds through any of these types of arrangements, and we may need to continue to seek funding for our operations through additional dilutive public or private equity financings.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of January 31, 2018, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

Our articles of incorporation authorize the issuance of up to 160,000,000 shares of our common stock. In addition to capital-raising activities, on which we have historically relied for cash to fund our operations, including with our recent October 2017 offerings, November 2017 warrant exercise inducement offering and February 2018 offering, other possible business and financial uses for our authorized common stock include, among others, stock splits, acquiring other businesses or assets in exchange for shares of our common stock, issuing shares of our common stock to collaborators in connection with strategic alliances, issuing common stock to vendors for services performed, attracting and retaining employees with equity compensation or other transactions and corporate purposes that our Board of Directors deems to be in the best interest of our Company. Additionally, issuances of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of our Company. Any future issuances of our common stock may be consummated on terms that are not favorable, may not enhance stockholder value and may adversely affect the trading price of our common stock. Further, any such issuance will reduce the book value per share of our common stock and reduce the proportionate ownership and voting power of our existing stockholders.

If outstanding options or warrants to purchase shares of our common stock are exercised or outstanding restricted stock units vest and settle, our existing stockholders would be diluted.

As of January 31, 2018, we had outstanding (i) options to purchase 7.3 million shares of our common stock, (ii) warrants to purchase 9.3 million shares of our common stock and (iii) 1.1 million restricted stock units. In addition, as of January 31, 2018, there were 3.2 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2017, we entered into an agreement with a third-party firm to provide certain business and advisory consulting services for us. Pursuant to the terms of the agreement, as amended, we are required to issue, over time and subject to continued service for us, restricted shares of our common stock as partial compensation for these consulting services. Such shares were offered and sold without registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the exemption provided in Section 4(a)(2) under the Securities Act as a transaction not involving a public offering as well as similar exemptions under applicable state laws, in reliance on the following facts: no general solicitation was used in the offer or sale of such shares; the recipient of such shares represented that it was acquiring the shares for investment for its own account and not with a view to or for resale in connection with any distribution thereof within the meaning of the Securities Act; the recipient of such shares had adequate access to information about us; the recipient of such shares represented that it had a preexisting business or personal relationship with us or had the capacity to protect its own interests in connection with acquiring such shares; and such shares were issued as restricted securities with restricted legends referring to the Securities Act. As of January 31, 2018, we have issued a total 475,000 shares of our common stock to the third-party firm at an average market price of $1.78 per share for services rendered.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed or furnished with or incorporated by reference in this report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K, filed on October 25, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to our Current Report on Form 8-K, filed on March 6, 2012)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 26, 2017)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

10.1	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.2	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.3	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.4	Executive Employment Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 9, 2017)

10.5	Amended and Restated Executive Employment Agreement, dated November 7, 2017, by and between the Company and Punit Dhillon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 9, 2017)

10.6	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 9, 2017)

10.7	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 9, 2017)

10.8	Form of Warrant Exercise Agreement, dated November 13, 2017, by and between the Company and such holder named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2017)

10.9	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018)

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Condensed consolidated financial statements included in the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the six months ended January 31, 2018 and 2017, formatted in XBRL, consisting of the following: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*     Filed herewith.

**   Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
(Principal Executive Officer)

Dated: March 9, 2018

By:	/s/ Richard B. Slansky
Richard B. Slansky
(Principal Financial Officer)

Dated: March 9, 2018

