Form 10-Q
period 2018-04-30
ONCOSEC MEDICAL Inc
filed 2018-06-13
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM               TO

COMMISSION FILE NO. 000-54318

ONCOSEC MEDICAL INCORPORATED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0573252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3565 GENERAL ATOMICS COURT, SUITE 100
SAN DIEGO, CA	92121

24 NORTH MAIN STREET
PENNINGTON, NJ	08534
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 52,344,611 as of June 6, 2018.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	April 30, 2018	July 31, 2017
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$10,118,965	$11,444,676
Prepaid expenses and other current assets	2,134,059	1,068,947
Investment securities	20,165,100	-
Total Current Assets	32,418,124	12,513,623
Investment securities	2,975,524	-
Property and equipment, net	1,295,669	2,410,099
Other long-term assets	369,833	309,187
Total Assets	$37,059,150	$15,232,909

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$2,835,496	$3,281,133
Accrued compensation	360,341	114,841
Total Current Liabilities	3,195,837	3,395,974
Other long-term liabilities	1,160,094	1,140,953
Total Liabilities	4,355,931	4,536,927

Commitments and Contingencies

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 51,892,734 and 21,618,194 common shares as of April 30, 2018 and July 31, 2017, respectively	5,190	2,162
Additional paid-in capital	143,079,816	93,866,088
Warrants issued and outstanding — 8,958,059 and 9,044,740 warrants as of April 30, 2018 and July 31, 2017, respectively	11,271,327	11,775,807
Accumulated other comprehensive loss	(11,553)	(3,620)
Accumulated deficit	(121,641,561)	(94,944,455)
Total Stockholders’ Equity	32,703,219	10,695,982
Total Liabilities and Stockholders’ Equity	$37,059,150	$15,232,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Revenue	$-	$-	$-	$-
Expenses:
Research and development	4,153,228	2,656,073	10,561,314	8,638,423
General and administrative	5,138,942	2,015,859	12,943,077	7,111,785
Loss from operations	(9,292,170)	(4,671,932)	(23,504,391)	(15,750,208)
Other income (expense), net	91,217	110,960	148,731	199,732
Loss on disposal of property and equipment	(859,600)	-	(875,098)	-
Warrant inducement expense	-	-	(2,465,396)	-
Loss before income taxes	(10,060,553)	(4,560,972)	(26,696,154)	(15,550,476)
Provision for income taxes	-	-	951	1,391
Net loss	$(10,060,553)	$(4,560,972)	$(26,697,105)	$(15,551,867)
Basic and diluted net loss per common share	$(0.20)	$(0.22)	$(0.75)	$(0.79)
Weighted average shares used in computing basic and diluted net loss per common share	50,872,503	20,704,393	35,806,689	19,809,739

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2018	April 30, 2017	April 30, 2018	April 30, 2017
Net Loss	$(10,060,553)	$(4,560,972)	$(26,697,105)	$(15,551,867)
Foreign currency translation adjustments	(31,799)	7,080	(7,933)	7,094
Comprehensive Loss	$(10,092,352)	$(4,553,892)	$(26,705,038)	$(15,544,773)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2018	April 30, 2017
Operating activities
Net loss	$(26,697,105)	$(15,551,867)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	273,136	284,319
Loss on disposal of property and equipment	875,098	-
Warrant inducement expense	2,465,396	-
Amortization of (discount)/premium on investments	(1,052)	-
Stock-based compensation	5,904,920	3,378,991
Common stock issued for services	1,443,650	-
Changes in operating assets and liabilities:
Decrease in prepaid expenses and other current assets	(898,296)	(315,976)
Decrease in other long-term assets	(52,575)	(163,542)
Decrease in accounts payable and accrued liabilities	(578,007)	(579,068)
Increase (decrease) in accrued compensation	245,500	(74,690)
Increase in other long-term liabilities	19,141	309,424
Net cash used in operating activities	(17,000,194)	(12,712,409)
Investing activities
Purchases of property and equipment	(51,666)	(9,578)
Purchase of investment securities	(23,234,225)	-
Net cash used in investing activities	(23,285,891)	(9,578)
Financing activities
Proceeds from issuance of common stock through ESPP	35,809	-
Proceeds from issuance of common stock and warrants	32,283,444	44,057
Payment of financing and offering costs	(3,577,214)	-
Proceeds from exercise of options	226,285	-
Proceeds from exercise of inducement warrants	9,999,983	30,950
Net cash provided by financing activities	38,968,307	75,007
Effect of exchange rate changes on cash	(7,933)	7,094
Net decrease in cash	(1,325,711)	(12,639,886)
Cash and cash equivalents, at beginning of period	11,444,676	28,746,224
Cash and cash equivalents, at end of period	$10,118,965	$16,106,338

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Income taxes	$951	$1,391
Noncash investing and financing transaction:
Noncash expiration of warrants	$1,200,742	$1,479,274

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

The Company is a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate, ImmunoPulse® IL-12, uses its electroporation device to deliver a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“tavo”), with the aim of reversing the immunosuppressive microenvironment in the treated tumor by triggering an appropriate inflammatory response which can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In February 2017, the Company received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for ImmunoPulse® IL-12, which could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its registration-directed study of ImmunoPulse® IL-12 in combination with an approved therapy for melanoma in patients who are progressing or have progressed on prior anti-PD-1 therapies, which is referred to as the PISCES/KEYNOTE-695 study. Most of the Company’s present activities are, and it expects most of its near-term expenditures will be, directed toward advancing the PISCES/KEYNOTE-695 study. To this end, in May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the PISCES/KEYNOTE-695 study, in which the Company has agreed to sponsor and fund the study and Merck has agreed to manufacture and supply its anti-PD-1 therapy KEYTRUDA® for use in the study. The PISCES/KEYNOTE-695 study is currently enrolling patients.

The Company also intends to continue to pursue other ongoing or potential new trials and studies related to ImmunoPulse® IL-12, all with the goal of obtaining requisite regulatory approvals from the FDA and comparable regulators in certain other jurisdictions to market and sell this product candidate. For instance, the Company has, in collaboration with the University of California, San Francisco (“UCSF”), sponsored a multi-center Phase II clinical trial evaluating ImmunoPulse® IL-12 in combination with Merck’s KEYTRUDA® for the treatment of advanced, metastatic melanoma in patients who are predicted to not respond to anti-PD-1 therapy alone. This study has been completed and data pertaining to the study was presented at the Society for Immunotherapy of Cancer (SITC) Annual Meeting 2017.

On May 8, 2018, the Company entered into a Clinical Trial Collaboration and Supply Agreement with Merck with respect to a Phase 2 study of ImmunoPulse® IL-12 in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (TNBC) who have previously failed at least one systemic chemotherapy or immunotherapy. Pursuant to the terms of the Clinical Trial Collaboration and Supply Agreement, Merck is manufacturing and supplying KEYTRUDA® and each party will be responsible for their own internal costs. The Company will sponsor the study and be responsible for external costs. The study will be a Phase 2, Simon 2-stage minimax design, non-comparative, open-label, single-arm, multicenter study. The study is planned to enroll approximately 25 subjects (15 subjects in Stage 1 and, if appropriate, another 10 subjects in Stage 2).

In addition, the Company is pursuing a biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer (TNBC), which is focused on evaluating the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In January 2018, the Company reported observational data in two patients that showed clinical response with the sequential treatment of one cycle of ImmunoPulse IL-12 and an anti-PD1 checkpoint inhibitor. The study is currently enrolling patients.

In addition, the Company is developing its next-generation electroporation devices, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, like IL-12, can be encoded into DNA, delivered intratumorally using electroporation and used to reverse the immunosuppressive mechanisms of a tumor, and aiming to expand our ImmunoPulse® pipeline beyond the delivery of plasmid-DNA encoding for cytokines to include other molecules that may compliment IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2018, and condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of cash flows for the nine months ended April 30, 2018 and 2017, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended April 30, 2018 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2018, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2017, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 25, 2017. The consolidated balance sheet at July 31, 2017 has been derived from the audited financial statements at that date, but does not include all of the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain amounts in the accompanying condensed consolidated balance sheet for the year ended July 31, 2017 have been reclassified to conform to an interim presentation, but there was no effect on net loss for the year ended July 31, 2017.

Note 2—Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the consolidated financial statements included in the Annual Report. Since the date of those financial statements, there have been no material changes to the Company’s significant accounting policies, except for Fair Value of Financial Instruments, which has been added below.

Fair Value of Financial Instruments

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in absence of a principal, most advantageous market for the specific asset or liability.

The Company uses a three-tier fair value hierarchy to classify and disclose all assets and liabilities measured at fair value on a recurring basis, as well as assets and liabilities measured at fair value on a non-recurring basis, in periods subsequent to their initial measurement. The hierarchy requires the Company to use observable inputs when available, and to minimize the use of unobservable inputs, when determining fair value.

The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. The Company’s Level 1 assets consist of bank deposits and money market funds.

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities. The Company’s Level 2 assets consist of U.S. government sponsored securities.

●	Level 3— Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

During the three months ended April 30, 2018, the Company invested cash into held-to-maturity investments, requiring fair value measurements. The Company will continue to review the fair value inputs on a quarterly basis.

The Company utilizes its third-party financial institutions to assist in obtaining fair value pricing for investments. Inputs are documented in accordance with the fair value disclosure hierarchy.

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

Recent Accounting Pronouncements

There were no accounting pronouncements during the three and nine months ended April 30, 2018 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Cash, Cash Equivalents, Investment Securities and Liquidity

The Company considers all liquid investments with maturities of three months or less when purchased to be cash equivalents. At April 30, 2018 and July 31, 2017, cash and cash equivalents were primarily comprised of cash in savings, checking accounts and short-term investments with maturities of three months or less.

As of April 30, 2018, the Company had a cash, cash equivalents and total investment securities balance of $33.3 million. The Company had cash of $5.3 million and cash equivalents of $4.8 million for a total cash and cash equivalent balance of $10.1 million. In addition, the Company had short-term investment securities of $20.2 million. The Company also has long-term investment securities of $3.0 million with maturities of 13 to 15 months.

The Company currently estimates its operating expenses and working capital requirements for the current fiscal year ending July 31, 2018 to be approximately $24.0 million, although the Company may modify or deviate from this estimate and it is likely that actual operating expenses and working capital requirements will vary from this estimate. Based on these expectations regarding future expenses, as well as the current cash levels and rate of cash consumption, the Company believes that current cash resources are sufficient to meet the Company’s anticipated needs for the 12 months following the issuance of this report. The Company will continue to assess its cash resources and anticipated needs on a quarterly basis.

The following table lists the Company’s investment securities that are classified as held-to-maturity as of April 30, 2018:

Description	Amortized Cost	Gross Unrealized Gain/(Loss)	Fair Value

Investment securities
U.S. treasury securities with maturities of one year or less	$20,165,100	$(18,297)	$20,146,803

U.S. treasury securities with maturities of greater than one year	2,975,524	(5,176)	2,970,348
Total	$23,140,624	$(23,473)	$23,117,151

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $121.6 million as of April 30, 2018. Further, the Company has never generated any cash from its operations, does not expect to generate such cash in the near term, and does not presently have any firm commitments for future capital. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

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

Note 4—Fair Value Measurements

A summary of the Company’s financial assets that are measured or disclosed at fair value on a recurring basis as of April 30, 2018 are presented below:

Description	April 30, 2018	Level 1	Level 2	Level 3
Cash equivalents
Money market fund	$539,796	$538,257	$1,539	$-
U.S. treasury securities	4,244,236	4,244,236	-	-
Held-to-maturity investments
U.S. treasury securities	18,872,916	18,872,916	-	-
Total	$23,656,948	$23,655,409	$1,539	$-

Note 5—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the nine months ended April 30, 2018 and 2017 is presented below:

	April 30, 2018	April 30, 2017
Stockholders’ equity at beginning of period	$10,695,982	$28,053,104
Net loss	(26,697,105)	(15,551,867)
Stock-based compensation	5,904,920	3,378,991
Common stock issued for services	1,443,650	-
Issuance of common stock through employee stock purchase plan	35,809	44,057
Equity offerings, net of costs	28,636,232	-
Accumulated other comprehensive income	(7,933)	7,094
Exercise of common stock warrants	9,999,983	30,950
Exercise of common stock options	226,285	-
Inducement warrant issuance	2,465,396	-
Stockholders’ equity at end of period	$32,703,219	$15,962,329

A. Equity Offerings

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

The warrants issued in connection with the warrant exercise agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $2.5 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 2.0-year life, volatility of 73.12% and a risk-free interest rate of 1.7%). The fair value of the inducement warrants of $2.5 million was expensed as warrant inducement expense in the accompanying condensed consolidated statement of operations for the nine months ended April 30, 2018.

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

B. ATM Program

On July 25, 2017, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to commence an “at the market” offering program (the “ATM Program”), under which the Company was permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of the Company’s common stock were sold in the ATM Program during the nine months ended April 30, 2018, for net proceeds to the Company, after deducting Oppenheimer’s commissions and other expenses paid or payable by the Company, of $1.1 million. Effective as of October 22, 2017, the Company terminated the ATM Program. As a result of such termination, no further offers or sales of the Company’s common stock will be made in the ATM Program.

C. Outstanding Warrants

At April 30, 2018, the Company had outstanding warrants to purchase 8,958,059 shares of its common stock, with exercise prices ranging from $1.25 to $18.00, all of which were classified as equity instruments. These warrants expire at various dates between September 2018 and May 2025.

D. Dividends

The Company has not adopted any policy regarding the payment of dividends. No dividends have been declared or paid during the periods presented.

Note 6—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2018	July 31, 2017
Equipment and Furniture	$1,834,236	$2,861,632
Computer Software	109,242	292,034
Leasehold Improvements	6,700	80,102
Construction In Progress	13,646	-
Property and Equipment, gross	1,963,824	3,233,768
Accumulated Depreciation and Amortization	(668,155)	(823,669)
Total	$1,295,669	$2,410,099

Depreciation and amortization expense recorded for the three- and nine-month periods ended April 30, 2018 was $0.1 million and $0.3 million, respectively. Depreciation and amortization expense recorded for the nine-month periods ended April 30, 2017 was $0.1 million and $0.3 million, respectively. In conjunction with the move to a new facility (see Note 9), the Company wrote down $0.9 million in property and equipment.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2018	July 31, 2017
Research & Development Costs	$1,856,249	$1,537,892
Professional Services Fees	776,709	1,584,899
Other	202,538	158,342
Total	$2,835,496	$3,281,133

Accrued Compensation

Accrued compensation is comprised of the following:

	April 30, 2018	July 31, 2017
Accrued Payroll	$343,115	$100,619
401K Payable	17,226	14,222
Total	$360,341	$114,841

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	April 30, 2018	July 31, 2017
Deferred income	$36,671	$-
Deferred rent	1,123,423	1,140,953
Total	$1,160,094	$1,140,953

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 7,500,000 for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 1,000,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of April 30, 2018, there were an aggregate of 8,500,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 500,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Stock Options

During the three months ended January 31, 2018, the Company granted its President and Chief Executive Officer, Mr. Daniel J. O’Connor, options to purchase 2,500,000 shares of the Company’s common stock outside of the 2011 Plan. This grant was approved by stockholders at the Company’s annual meeting on January 12, 2018. Of the total grant, options on 1,000,000 shares vested upon stockholder approval and options on 1,000,000 shares will vest over a two-year period from the date of grant. Mr. O’Connor also received a performance stock option award to purchase up to 500,000 shares of the Company’s common stock, which is subject to vesting as to options on 250,000 shares on the date of the Company’s achievement of 100% enrollment in the first cohort of its PISCES/KEYNOTE-695 study and as to the remaining options on 250,000 shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

Stock-based compensation expense recognized in the accompanying condensed consolidated statements of operations is based on awards ultimately expected to vest, reduced for estimated forfeitures. The service period is generally the vesting period, with the exception of stock options granted pursuant to a consulting agreement, in which case the stock option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Stock-based compensation expense related to stock options granted to consultants in which the options are not entirely vested at the grant date are generally re-measured each month. During the nine months ended April 30, 2018, the Company granted 5,614,000 options to employees, directors and consultants. The fair values of the Company’s options were estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

Expected term (years)	5.00 – 6.50
Risk-free interest rate	1.66 – 2.81%
Volatility	73.3 – 92.0%
Dividend yield	0%

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

The following is a summary of the 2011 Plan and non-Plan option activity:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2017	3,639,613	$1.94
Exercisable - July 31, 2017	1,990,521	$2.29
Granted	5,614,000	$1.37
Exercised	(180,393)	$1.25
Forfeited/Cancelled	(584,650)	$3.00
Outstanding – April 30, 2018	8,488,570	$1.50
Exercisable – April 30, 2018	4,161,589	$1.59

As of April 30, 2018, the total intrinsic value of options outstanding and exercisable was $1.4 million and $0.7 million, respectively. As of April 30, 2018, the Company has approximately $4.4 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of 1.84 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three and nine-month periods ended April 30, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.9 million and $4.5 million, respectively. Of this balance, $0.4 million and $0.7 million, respectively, was recorded to research and development and $1.5 million and $3.8 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the three and nine-month periods ended April 30, 2018.

Stock-based compensation expense recorded in the Company’s condensed consolidated statement of operations for the three and nine-month periods ended April 30, 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million and $3.1 million, respectively. Of this balance, $0.2 million and $1.0 million, respectively, was recorded to research and development and $0.4 million and $2.2 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the three and nine-month periods ended April 30, 2017.

The weighted-average grant date fair value of stock options granted during the three and nine-month periods ended April 30, 2018 was $1.10 and $1.24, respectively. The weighted-average grant date fair value of stock options granted during the three and nine-month periods ended April 30, 2017 was $1.08 and $1.13, respectively.

Restricted Stock Units

On February 8, 2018, the Company’s Board of Directors approved the accelerated vesting of outstanding restricted stock units (RSUs) held by certain executives and board members. The RSUs, the majority of which vested on the third anniversary of the grant date, were accelerated to vest on June 15, 2018, resulting in stock compensation expense of $1.1 million for the three months ended April 30, 2018.

For the three and nine-months ended April 30, 2018, the Company recorded $1.1 million and $1.4 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

For the three and nine-months ended April 30, 2017, the Company recorded $0.1 million and $0.4 million, respectively, in stock-based compensation related to restricted stock units, which is reflected in the condensed consolidated statements of operations

As of April 30, 2018, 1,412,000 RSUs were outstanding.

Note 8—Net Loss Per Share

The Company computes basic net loss per common share by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period. Diluted earnings per share is computed by dividing the applicable net loss by the weighted-average number of common shares outstanding during the period plus additional shares to account for the dilutive effect of potential future issuances of common stock relating to stock options and other potentially dilutive securities using the treasury stock method. There was a net loss of $10.1 million and $4.6 million for the three months ended April 30, 2018 and 2017, respectively, and $26.7 million and $15.6 million for the nine-months ended April 30, 2018 and 2017, respectively. The weighted average shares used in computing basic and diluted net loss per common share were 50,872,503 and 20,704,393 for the three months ended April 30, 2018 and 2017, respectively, and 35,806,689 and 19,809,739 for the nine months ended April 30, 2018 and 2017, respectively.

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	April 30, 2018	April 30, 2017
Stock options	8,488,570	3,731,311
Restricted Stock Units	1,412,000	1,115,000
Warrants	8,958,059	9,494,740
Total	18,858,629	14,341,051

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

Lease Agreements

In March 2018, the Company entered into a Lease Assignment Agreement with Vividion Therapeutics, Inc. (“Vividion”) for the Company’s 34,054 square foot location at 5820 Nancy Ridge Drive, San Diego, California, 92121 (“NR Premises”), whereby the Company assigned its Lease Agreement with ARE-SD Region No. 18, LLC (the “Landlord”) to Vividion. Under the Lease Assignment Agreement, Vividion pays directly to Landlord the base rent of $101,500 per month (based upon $2.98 per rentable square foot of the NR Premises) plus operating expenses and property management fees attributable to the NR Premises currently estimated at $43,500 per month (including an estimate for utilities) during the term of the Lease Assignment Agreement, which is the remaining term of the lease through October 2025.

While the lease and all of the related obligations were assigned to Vividion, the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded at April 30, 2018.

In conjunction with the Lease Assignment Agreement, the Company and Vividion also entered into a Sublease, with respect to the 12,442 square-foot location leased by Vividion from Landlord. Under the Sublease, the Company shall pay to Vividion base rent of $49,768 per month (based upon $4.00 per rentable square foot of the Sublease Premises) plus operating expenses and property management fees attributable to the Sublease Premises currently estimated at $30,400 per month during the term of the Sublease, which extends through September 2020. The Company moved to the new location in April 2018.

At the time of the lease agreements noted above, the Company had a deferred rent liability recorded on the condensed consolidated balance sheet of $1.1 million, which will be amortized on a straight-line basis over the term of the Sublease.

Note 10—Related Party Transactions

The Company has subleased a portion of its office space to another company beginning April 1, 2017 and ending March 31, 2018. The Company’s President and two other members of the Company’s Board of Directors hold positions as directors and/or officers of the sublessee. The Company received payments totaling $7,700 and $27,200 related to the sublease for the three and nine-months ended April 30, 2018, respectively. The Company received payments totaling $2,500 and $2,500 related to the sublease for the three and nine-months ended April 30, 2017, respectively.

Note 11—Subsequent Events

On May 2, 2018, the Board of Directors of the Company consolidated the roles of Chief Executive Officer and President, with Daniel J. O’Connor to serve as both. Accordingly, Punit Dhillon will no longer serve as President of the Company, but will remain as a member of the Board of Directors. The Company and Mr. Dhillon have entered into a separation agreement that triggers the compensation provisions pursuant to his Amended and Restated Executive Employment Agreement, dated November 7, 2017. (See Exhibit 10.4, Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon herein.)

On May 8, 2018, the Company issued a press release announcing the Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada). Pursuant to the Agreement, the Company and Merck will evaluate the combination of the Company’s ImmunoPulse® IL-12 with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in a Phase 2 clinical trial. Under the Agreement, the Company will sponsor and fund the Phase 2 study of ImmunoPulse® IL-12 in combination with KEYTRUDA® in patients to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (TNBC) who have previously failed at least one systemic chemotherapy or immunotherapy. The study will be a Phase 2, Simon 2-stage minimax design, non-comparative, open-label, single-arm, multicenter study. The study is planned to enroll approximately 25 subjects (15 subjects in Stage 1 and, if appropriate, another 10 subjects in Stage 2) and the trial is expected to commence in mid-2018.

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

Our Company

We are a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver DNA-encoded drugs directly into a solid tumor to promote productive inflammation and a subsequent cellular adaptive anti-cancer immune response. The ImmunoPulse® device can be adapted to treat different tumor and tissue types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate, ImmunoPulse® IL-12, uses our electroporation device to deliver a DNA-encoded interleukin-12, or IL-12, called tavokinogene telseplasmid, or tavo, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and engendering a systemic anti-tumor response against both the treated tumor and untreated distal tumors. In February 2017, we received Fast Track designation from the U.S. Food and Drug Administration, or FDA, for ImmunoPulse® IL-12, which could qualify ImmunoPulse® IL-12 for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our registration-directed study of ImmunoPulse® IL-12 in combination with an approved therapy for melanoma in patients who are progressing or have progressed on an anti-PD-1, which we refer to as the PISCES/KEYNOTE-695 study. Most of our present activities are, and we expect most of our near-term expenditures will be, directed toward advancing the PISCES/KEYNOTE-695 study. To this end, in May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc., or Merck, in connection with the PISCES/KEYNOTE-695 study, in which we have agreed to sponsor and fund the study and Merck has agreed to manufacture and supply its anti-PD-1 therapy KEYTRUDA® for use in the study. The PISCES/KEYNOTE-695 study opened for enrollment in October 2017.

We also intend to continue to pursue other ongoing or potential new trials and studies related to ImmunoPulse® IL-12, all with the goal of obtaining requisite regulatory approvals from the FDA and comparable regulators in certain other jurisdictions to market and sell this product candidate. For instance, we are in collaboration with the University of California, San Francisco, or UCSF, the sponsor of a multi-center Phase II clinical trial evaluating ImmunoPulse® IL-12 in combination with Merck’s KEYTRUDA® for the treatment of advanced, metastatic melanoma in patients who are predicted to not respond to anti-PD-1 therapy alone. Merck is manufacturing and supplying its drug KEYTRUDA® to UCSF to support this trial. Recent data presented at the October 2017 Society for Melanoma Research indicated that 50% of the patients treated had a best overall response to the combination therapy and that the therapy was well tolerated. The response rate was durable and the progression free survival was 57% at 15 months. Mechanistically, biomarker data suggests that as a monotherapy ImmunoPulse® IL-12 drives both innate and adaptive anti-tumor immunity in both the tumor microenvironment and periphery. Additional biomarker data from our combination study suggest that IT-tavo-EP monotherapy triggers key immunologic events that are then enhanced with the addition of an anti-PD-1 antibody; combined, we believe this enables a coordinated innate and adaptive immune response that is being further explored in PISCES/KEYNOTE-695.

In addition, we are pursuing a biomarker-focused pilot study of ImmunoPulse® IL-12 in triple negative breast cancer, to evaluate the ability of ImmunoPulse® IL-12 to alter the tumor microenvironment and promote a pro-inflammatory response. In January 2017, we amended the clinical protocol for this study to improve the enrollment rate, as it had been slow to enroll, and by September 2017, we enrolled half the patients needed for the study and is ongoing. Our Phase II clinical trials of ImmunoPulse® IL-12 as a monotherapy in Merkel Cell carcinoma, melanoma, cutaneous T-cell lymphoma and head and neck squamous cell carcinoma are now closed and clinical study reports are filed. The Company is not currently pursuing its Phase II clinical trial of ImmunoPulse® IL-12 as a monotherapy.

On May 8, 2018, we entered into a Clinical Trial Collaboration and Supply Agreement with Merck (known as MSD outside the United States and Canada). Pursuant to the Agreement, OncoSec and Merck will evaluate the combination of OncoSec’s ImmunoPulse® IL-12 with Merck’s anti-PD-1 therapy KEYTRUDA® (pembrolizumab) in a Phase 2 clinical trial. OncoSec will sponsor and fund the Phase 2 study of ImmunoPulse® IL-12 in combination with KEYTRUDA® in patients to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (TNBC) who have previously failed at least one systemic chemotherapy or immunotherapy. The study will be a Phase 2, Simon 2-stage minimax design, non-comparative, open-label, single-arm, multicenter study. The study is planned to enroll approximately 25 subjects (15 subjects in Stage 1 and, if appropriate, another 10 subjects in Stage 2).

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

On May 2, 2018, our Board of Directors appointed Mr. O’Connor our President, thereby consolidating the roles of Chief Executive Officer and President, with Mr. O’Connor serving as both. Accordingly, Punit Dhillon will no longer serve as our President, but will remain as a member of the Board of Directors. We have entered into a separation agreement with Mr. Dhillon that triggers the compensation provisions pursuant to his Amended and Restated Executive Employment Agreement, dated November 7, 2017. (See Exhibit 10.4, Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon herein.)

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

Liquidity

As of April 30, 2018, we had cash and cash equivalents of approximately $10.1 million. However, we have sustained losses in all reporting periods since inception, including a net loss of $26.7 million and $15.6 million for the nine-months ended April 30, 2018 and 2017, respectively, and an inception-to date-loss of $121.6 million as of April 30, 2018. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need significant additional capital to continue operating our business. See “Liquidity and Capital Resources” below for more information.

Results of Operations for the Three Months Ended April 30, 2018 Compared to the Three Months Ended April 30, 2017

The unaudited financial data for the three-month periods ended April 30, 2018 and April 30, 2017 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2018	April 30, 2017	Increase/(Decrease)	Increase/(Decrease) %
Revenue	$-	$-	$-	-
Operating expenses
Research and development	4,153,228	2,656,073	1,497,155	56
General and administrative	5,138,942	2,015,859	3,123,083	155
Loss from operations	(9,292,170)	(4,671,932)	4,620,238	99
Other income (expense), net	91,217	110,960	19,743	18
Loss on disposal of property and equipment	(859,600)	-	859,600	100
Warrant inducement expense	-	-	-	-
Loss before income taxes	(10,060,553)	(4,560,972)	5,499,581	121
Provision for income taxes	-	-	-	-
Net loss	$(10,060,553)	$(4,560,972)	$5,499,581	121

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses primarily include expenses related to the development of our therapeutic product candidates, including ImmunoPulse® IL-12, the advancement of electroporation technologies and research and development related to identification and discovery of potential new product candidates. These expenses also include certain clinical study costs, intellectual property prosecution and maintenance costs and quality assurance expenses. These expenses primarily consist of costs for salaries, benefits, stock-based compensation, outside design and consulting services, engineering and laboratory supplies, contract research organization services and clinical study supplies. We expense all research and development costs in the periods in which they are incurred, except for certain costs of materials to be used in future clinical trials, which are expensed when used in a clinical trial. As of April 30, 2018, $0.8 million of costs related to clinical trial materials for our PISCES/KEYNOTE-695 study were recorded as a prepaid asset, and we anticipate these costs will be expensed when used in the PISCES/KEYNOTE-695 study.

Our research and development expenses increased by $1.5 million, from $2.7 million in the three months ended April 30, 2017 to $4.2 million in the three months ended April 30, 2018. This increase was primarily due to increases of: (i) $1.2 million in outside services to support our PISCES clinical trial and our engineering and product development efforts for our next-generation electroporation device; ii) $0.2 million in plasmid manufacturing costs; iii) $0.2 million in stock compensation costs; offset by (iv) $0.1 million in a research and development tax credit related to our clinical trial costs for our PISCES/KEYNOTE-695 study in Australia. [Note: The research and development tax credit relates to a tax credit from Australian government based on research and development expenses incurred by our wholly-owned subsidiary in Australia. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740.]

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

Our general and administrative expenses increased by $3.1 million, from $2.0 million in the three months ended April 30, 2017 to $5.1 million in the three months ended April 30, 2018. This increase was primarily due to increases of: (i) $2.0 million in non-cash stock-based compensation expense related to option grants to our President and Chief Executive Officer and other executives, founders and employees plus the acceleration of certain restricted stock units (RSUs); ii) $0.8 million in cash and non-cash consulting costs, mainly related to investor relations activities; and, iii) $0.3 million in compensation expenses related to the salary of our President and Chief Executive Officer and certain severance payments.

Other Income (Expense), Net

Other income (expense), net, did not increase. Other income net was $0.1 million in the three months ended April 30, 2017 and $0.1 million in the three months ended April 30, 2018.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment increased by $0.9 million, from $0 in the three months ended April 30, 2017 to $0.9 million in the three months ended April 30, 2018. This increase was due to the loss on disposal of property and equipment related to our move to a smaller facility in San Diego, California.

Warrant Inducement Expense

The warrants issued in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense. There was no warrant inducement expense for the three months ended April 30, 2018. (See Note 5.)

Provision for Income Taxes

We did not record an income tax provision for the three months ended April 30, 2018.

Results of Operations for the Nine-Months Ended April 30, 2018 Compared to the Nine-Months Ended April 30, 2017

The unaudited financial data for the nine-month periods ended April 30, 2018 and April 30, 2017 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2018	April 30, 2017	Increase/(Decrease)	Increase/(Decrease) %
Revenue	$-	$-	$-	-
Operating expenses
Research and development	10,561,314	8,638,423	1,922,891	22
General and administrative	12,943,077	7,111,785	5,831,292	82
Loss from operations	(23,504,391)	(15,750,208)	7,754,183	49
Other income (expense), net	148,731	199,732	51,001	26
Loss on disposal of property and equipment	(875,098)	-	875,098	100
Warrant inducement expense	(2,465,396)	-	2,465,396	100
Net loss before income taxes	(26,696,154)	(15,550,476)	11,145,678	72
Provision for income taxes	951	1,391	(440)	(32)
Net loss	$(26,697,105)	$(15,551,867)	$11,145,238	72

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $1.9 million, from $8.6 million in the nine-months ended April 30, 2017 to $10.6 million in the nine-months ended April 30, 2018. This increase was primarily due to increases of: (i) $2.5 million in outside services costs primarily related to our engineering and product development costs for our next-generation electroporation device; and (ii) $0.7 million in plasmid manufacturing costs; offset by (iii) $0.5 million in a research and development tax credit related to our clinical trial costs for our PISCES/KEYNOTE-695 study in Australia; (iv) $0.4 million in clinical study expenses related to completion of or reduced activity for certain of our closed clinical studies; (v) $0.2 million in stock compensation, and, (vi) $0.2 million for compensation expenses. [Note: The research and development tax credit relates to a tax credit from Australian government based on research and development expenses incurred by our wholly-owned subsidiary in Australia. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740.]

General and Administrative

Our general and administrative expenses increased by $5.8 million, from $7.1 million in the nine-months ended April 30, 2017 to about $12.9 million in the nine-months ended April 30, 2018. This increase was primarily due to increases of: (i) $2.6 million in non-cash stock-based compensation expense related to option grants to our President and Chief Executive Officer and other executives, founders and employees plus the acceleration of certain restricted stock units (RSUs); (ii) $2.2 million in cash for services and non-cash stock options granted to third-party firms to provide certain investor relations and advisory consulting services; (iii) $0.6 million in compensation and severance expense; and, (iv) $0.4 million in other consulting and legal costs.

Other Income (Expense), Net

Other income (expense), net, decreased by $0.1 million, from other income net of $0.2 million in the nine months ended April 30, 2017 to other income net of $0.1 million in the nine months ended April 30, 2018. This decrease was primarily due to foreign currency fluctuations.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment increased by $0.9 million, from of $0 in the nine months ended April 30, 2017 to $0.9 million in the nine months ended April 30, 2018. This increase was due to the loss on disposal of property and equipment related to our move to a smaller facility in San Diego, California.

Warrant Inducement Expense

The warrants issued in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense. (See Note 5).

Provision for Income Taxes

We recorded an income tax provision of $951 and $1,391 in the nine-months ended April 30, 2018 and 2017, respectively, comprised solely of minimum state taxes because of a net tax loss in both periods.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At April 30, 2018	At July 31, 2017
Current assets	$32,418,124	$12,513,623
Current liabilities	3,195,837	3,395,974
Working capital	$29,222,287	$9,117,649

Current Assets

Current assets as of April 30, 2018 increased to $32.4 million, from $12.5 million as of July 31, 2017. This increase was primarily due to an increase in cash, cash equivalents and short-term investment securities from $11.4 million as of July 31, 2017 to $30.3 million as of April 30, 2018, which is attributable to the net proceeds received from our October 2017 offerings, November 2017 warrant exercise inducement offering and February 2018 offering (see “Sources of Capital” below).

Current Liabilities

Current liabilities as of April 30, 2018 decreased to $3.2 million, from $3.4 million as of July 31, 2017. This decrease was primarily due to the timing of payments of accrued expenses.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the nine-months ended April 30, 2018 was $17.0 million, as compared to $12.7 million for the nine-months ended April 30, 2017. The $4.3 million increase was primarily attributable to: i) a $3.9 million increase in cash used to support our operating activities, including but not limited to our clinical trials and general working capital requirements; and, ii) a net $0.5 million increase in assets and liabilities (i.e., an increase in prepaid expenses, a decrease in payables and accrued liabilities, a decrease in long term assets and a decrease in long term liabilities, as well as an increase in accrued compensation).

Cash Used in Investing Activities

Net cash used in investing activities for the nine-months ended April 30, 2018 was $23.3 million, as compared to $10,000 for the nine-months ended April 30, 2017. The increase was related to our movement of cash from a bank interest-earning account to two short-term investment accounts. We have an Investment Policy which is administered by management and reviewed by the Board. We believe our Investment Policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations. We have separated our investment securities into three portions: i) $4.8 million with maturities of less than three months, recorded as cash equivalents; ii) $20.2 million with maturities of four to 12 months, recorded as short-term Investment Securities; and, iii) $3.0 million with maturities of 13 to 15 months, recorded as long-term Investment Securities.

Cash Provided by Financing Activities

Net cash provided by financing activities was $39.0 million for the nine-months ended April 30, 2018, as compared to $75,000 for the nine-months ended April 30, 2017. The increase was primarily attributable to the net proceeds received from our October 2017 offerings, November 2017 warrant exercise inducement offering, February 2018 offering and the exercise of certain stock options and warrants (see “Sources of Capital” below).

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

We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $24.0 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, as well as our current cash levels and rate of cash consumption, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

The warrants issued in connection with the Exercise Agreement were considered inducement warrants and are classified in equity. The fair value of the inducement warrants of $2.5 million was expensed as warrant inducement expense in the accompanying condensed consolidated statement of operations for the nine months ended April 30, 2018.

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

ATM Program

On July 25, 2017, we entered into an equity distribution agreement with Oppenheimer & Co. Inc., or Oppenheimer, to commence an “at the market” offering program, or the ATM Program, under which we were permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of our common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of our common stock were sold in the ATM Program during the nine months ended April 30, 2018, for net proceeds to us, after deducting Oppenheimer’s commissions and other expenses paid or payable by us, of $1.1 million. Effective as of October 22, 2017, we terminated the ATM Program. As a result of such termination, no further offers or sales of our common stock will be made in the ATM Program.

Warrant Exercises

During the nine-months ended April 30, 2018, we received gross proceeds of $9.3 million related to the November 2017 Warrant Exercise Inducement Offering as well as an additional $0.7 million from other warrant exercises. If the holders of all our warrants that are outstanding as of the issuance of this report were to exercise all such warrants in full on a cash basis, we would receive an aggregate of approximately $26.6 million in net proceeds. However, the holders of these warrants may choose to exercise only a portion of the warrants they hold, may choose not to exercise any of the warrants they hold, or may choose to “net” exercise their warrants on a cashless basis to the extent permitted by the warrants. As a result, we may never receive meaningful, or any, proceeds from the exercise of these warrants.

Critical Accounting Policies

Fair Value of Financial Instruments

We record our held-to-maturity investments at fair value. At April 30, 2018, our cash equivalents and investments in held-to-maturity securities totaled $23.7 million. FASB ASC Topic 820, Fair Value Measurements and Disclosures, or ASC 820, establishes three levels of inputs that may be used to measure fair value (see Note 4 of our “Notes to Condensed Consolidated Financial Statements”). Each level of input represents varying degrees of subjectivity and difficulty involved in determining fair value. Valuations using Level 1 and 2 inputs are generally based on price quotations and other observable inputs in active markets and do not require significant management judgment or estimation. We utilize our third-party financial institution to assist us in obtaining fair value pricing for these investments. While pricing for these securities is based on proprietary models, the inputs used are based on observable market information; therefore, we have classified our inputs as Level 1 and Level 2.

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

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of our tax provision, we maintain a full valuation allowance and do not anticipate any net impact to our financial statements in 2018.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Chief Financial Officer (our principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2018. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

It may be difficult to identify and enroll patients due to clinical trial inclusion-exclusion criteria or other factors, which has in the past, and may in the future, lead to delays in enrollment and in generating clinical data for our trials.

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

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. Our PISCES/KEYNOTE-695 study had the first patient enrolled in December 2017 and is expected to complete enrollment in the 2018 calendar year, but we do not know and cannot predict whether this study, or any of our other ongoing trials or studies, will be completed on schedule or at all. We also do not know and cannot predict whether any other pre-clinical or clinical trials, including Phase III clinical trials to follow completion of the PISCES/KEYNOTE-695 study or our ongoing or any other Phase II clinical trials, will be planned or will begin, and in many cases such future trials would be dependent on obtaining favorable results from preceding studies.

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

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug, or IND, application, including our melanoma combination investigator-sponsored Phase II clinical trial led by the University of California, San Francisco. In investigator-initiated trials, the investigator typically designs and implements the study and the investigator or its institution acts as the sponsor of the trial. This trial sponsor has control over the design, conduct and timing of the trial, and as a result, we have limited or no control over the commencement, conduct and completion of these investigator-initiated trials. In addition, regulations and guidelines imposed by the FDA with respect to IND applications include a requirement that the sponsor of a clinical trial provide ongoing communication with the FDA as it pertains to the safety of the treatment being tested. It is the responsibility of the investigator, as the sponsor of the trial, to be the sole point of contact with the FDA for these communications and to exercise all decision-making authority regarding these or other submissions to the FDA about the trial. Consequently, we have little or no control over the content or timing of these communications, including whether they are timely, accurate or complete. Any failures by the investigator sponsoring these trials could result in reviews, audits, delays or clinical holds by the FDA that could negatively affect the timelines for these trials or jeopardize their completion. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, these investigator-sponsored trials expose us to additional risks, many of which our outside our control and the occurrence of which could severely harm our performance and the commercial prospects for our product candidates.

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

During the quarter ended April 30, 2018, we incurred a net loss of $10.1 million, and from inception through April 30, 2018, we have incurred an aggregate net loss of $121.6 million. We will need additional funding to continue our operations and pursue our strategic plans, including continued development of ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our cumulative operating expenses will continue to increase as we further our development activities and pursue approval by the U.S. Food and Drug Administration, or FDA, for one or more of our product candidates.

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

As of April 30, 2018, we had cash, cash equivalents and total investment securities of approximately $33.3 million. We currently estimate our operating expenses and working capital requirements for our current fiscal year ending July 31, 2018 to be approximately $24.0 million. As a result, we believe, based on our current cash levels, rate of cash consumption and expectations regarding future expenses, that our cash resources are more than sufficient to meet our anticipated needs for the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

However, we have sustained losses in all reporting periods since inception, with an inception-to date-loss of $121.6 million as of April 30, 2018. Further, we have never generated any cash from our operations, we do not expect to generate such cash in the near term, and we do not presently have any firm commitments for future capital. Consequently, we will need additional capital to continue operating our business and fund our planned operations.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of April 30, 2018, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

As of April 30, 2018, we had outstanding (i) options to purchase 8.5 million shares of our common stock, (ii) warrants to purchase 9.0 million shares of our common stock and (iii) 1. million restricted stock units. In addition, as of April 30, 2018, there were 1.6 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On October 2, 2017, we entered into an agreement with a third-party firm to provide certain business and advisory consulting services for us. Pursuant to the terms of the agreement, as amended, we are required to issue, over time and subject to continued service for us, restricted shares of our common stock as partial compensation for these consulting services. Such shares were offered and sold without registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the exemption provided in Section 4(a)(2) under the Securities Act as a transaction not involving a public offering as well as similar exemptions under applicable state laws, in reliance on the following facts: no general solicitation was used in the offer or sale of such shares; the recipient of such shares represented that it was acquiring the shares for investment for its own account and not with a view to or for resale in connection with any distribution thereof within the meaning of the Securities Act; the recipient of such shares had adequate access to information about us; the recipient of such shares represented that it had a preexisting business or personal relationship with us or had the capacity to protect its own interests in connection with acquiring such shares; and such shares were issued as restricted securities with restricted legends referring to the Securities Act. As of April 30, 2018, we have issued a total 745,000 shares of our common stock to the third-party firm at an average market price of $1.82 per share for services rendered. As of April 30, 2018, we also issued 53,570 shares of our common stock at an average market price of $1.83 per share to certain other vendors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed or furnished with or incorporated by reference in this report:

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K, filed on October 25, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.6 to our Current Report on Form 8-K, filed on March 6, 2012)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 26, 2017)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

10.1	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018)

10. 2	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended (incorporated by reference to Exhibit 4.1 of our Registration Statement on Form S-8, filed on April 6, 2018)

10.3*	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc.

10.4*	Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon

10.5*+	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of President and Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	Condensed consolidated financial statements included in the Quarterly Report on Form 10-Q of OncoSec Medical Incorporated for the nine-months ended April 30, 2018 and 2017, formatted in XBRL, consisting of the following: (i) Condensed Consolidated Balance Sheets; (ii) Condensed Consolidated Statements of Operations; (iii) Condensed Consolidated Statements of Comprehensive Loss; (iv) Condensed Consolidated Statements of Cash Flows; and (v) Notes to Condensed Consolidated Financial Statements

*    Filed herewith.

**  Furnished herewith.

+    Confidential treatment has been requested with respect to omitted portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
(Principal Executive Officer)

Dated: June 13, 2018

By:	/s/ Richard B. Slansky
Richard B. Slansky
(Principal Financial Officer)

Dated: June 13, 2018

