Form 10-Q
period 2018-10-31
ONCOSEC MEDICAL Inc
filed 2018-12-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2018

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO

COMMISSION FILE NO. 000-54318

ONCOSEC MEDICAL INCORPORATED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

NEVADA	98-0573252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

24 NORTH MAIN STREET
PENNINGTON, NJ	08534
(Address of principal executive offices)	(Zip Code)

3565 GENERAL ATOMICS COURT, SUITE 100	92121
SAN DIEGO, CA

(855) 662-6732

(Registrant’s telephone number, including area code)

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 64,507,002 as of December 14, 2018.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2018	July 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$19,016,067	$3,803,627
Prepaid expenses and other current assets	2,150,966	1,643,749
Investment securities	9,458,814	23,174,447
Total Current Assets	30,625,847	28,621,823
Property and equipment, net	1,204,791	1,265,662
Other long-term assets	346,470	358,987
Total Assets	$32,177,108	$30,246,472

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,169,797	$4,778,892
Accrued compensation and related	1,487,579	1,070,744
Total Current Liabilities	5,657,376	5,849,636
Other long-term liabilities	1,322,011	1,472,630
Total Liabilities	6,979,387	7,322,266

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 59,674,487 and 53,511,626 common shares as of October 31, 2018 and July 31, 2018, respectively	5,968	5,351
Additional paid-in capital	155,585,148	145,744,373
Warrants issued and outstanding - 8,928,905 and 8,958,059 warrants as of October 31, 2018 and July 31, 2018, respectively	11,171,165	11,271,327
Accumulated other comprehensive income (loss)	91,876	(16,024)
Accumulated deficit	(141,656,436)	(134,080,821)
Total Stockholders’ Equity	25,197,721	22,924,206
Total Liabilities and Stockholders’ Equity	$32,177,108	$30,246,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2018	October 31, 2017
Revenue	$-	$-
Expenses:
Research and development	4,739,445	3,413,151
General and administrative	2,764,089	2,514,037
Loss from operations	(7,503,534)	(5,927,188)
Other income	114,402	26,736
Foreign currency exchange loss, net	(171,914)	-
Realized loss on sale of securities, net	(12,134)	-
Loss before income taxes	(7,573,180)	(5,900,452)
Provision for income taxes	2,435	-
Net loss	$(7,575,615)	$(5,900,452)
Basic and diluted net loss per common share	$(0.14)	$(0.26)
Weighted average shares used in computing basic and diluted net loss per common share	55,194,366	22,318,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31, 2018	October 31, 2017
Net Loss	$(7,575,615)	$(5,900,452)
Foreign currency translation adjustments	107,900	(10,365)
Comprehensive Loss	$(7,467,715)	$(5,910,817)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2018	October 31, 2017
Operating activities
Net loss	$(7,575,615)	$(5,900,452)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60,871	96,004
Amortization of (discount)/premium on investments	(28,295)	-
Stock-based compensation	1,391,656	554,575
Common stock issued for services	239,824	109,000
Modification of equity award	135,425	-
Foreign currency exchange loss, net	171,914	-
Changes in operating assets and liabilities:
Prepaid expenses	19,349	142,881
Other current assets	(545,936)	58,099
Other long-term assets	3,503	7,383
Accounts payable and accrued liabilities	(917,095)	(245,050)
Accrued compensation	416,833	93,531
Other long-term liabilities	(150,621)	4,167
Net cash used in operating activities	(6,778,187)	(5,079,862)
Investing activities
Maturity of investment securities	7,754,000	-
Sale of investment securities	5,977,794	-
Net cash provided by investing activities	13,731,794	-
Financing activities
Proceeds from issuance of common stock through ESPP	12,671	19,048
Proceeds from issuance of common stock and/or warrants	8,000,000	9,283,443
Payment of financing and offering costs	(240,000)	(1,008,143)
Proceeds from exercise of options	539,719	-
Proceeds from exercise of warrants	-	9,000
Tax withholdings paid on equity awards	(15,185)	-
Tax withholdings paid related to net share settlement of equity awards	(24,340)	-
Tax shares sold to pay for tax withholdings on equity awards	14,649	-
Net cash provided by financing activities	8,287,514	8,303,348
Effect of exchange rate changes on cash	(28,681)	(6,744)
Net increase in cash and cash equivalents	15,212,440	3,216,742
Cash and cash equivalents, at beginning of period	3,803,627	11,444,676
Cash and cash equivalents, at end of period	$19,016,067	$14,661,418

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$-	$-
Noncash investing and financing transactions:
Expiration of warrants	$100,162	$535,857
Amounts accrued for offering costs	$313,189	$201,068

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

The Company is a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® electroporation platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In February 2017, the Company received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in both Melanoma and triple negative breast cancer (“TNBC”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company will sponsor the study and be responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and the Company provided a topline preliminary data update at The Society for Immunotherapy of Cancer (“SITC”) in November of 2018. This study is a registrational-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada and Australia.

On May 8, 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company will sponsor the study and be responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation electroporation device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using electroporation. Using the Company’s next-generation technology, its goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand its ImmunoPulse® pipeline. The Company believes that the flexibility of its propriety plasmid-DNA technology allows it to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. These other immunologically relevant molecules may compliment IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

Basis of Presentation

In October 2016, the Company created an Australian corporation as its wholly-owned subsidiary. This corporation’s functional currency, the Australian dollar, is also its reporting currency, and its financial statements are translated to U.S. dollars, the Company’s reporting currency, prior to consolidation. The accompanying condensed consolidated financial statements include the accounts of the Company and its subsidiary, and all intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2018, and condensed consolidated statements of operations, condensed consolidated statements of comprehensive loss, and condensed consolidated statements of cash flows for the three months ended October 31, 2018 and 2017, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended October 31, 2018 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2019, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2018, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 19, 2018. The consolidated balance sheet at July 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Reclassifications

Certain amounts in the accompanying condensed cash flow statement for the three months ended October 31, 2017 have been reclassified to conform to an interim presentation, but there was no effect on net loss for the three months ended October 31, 2017.

Note 2—Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all highly liquid investments that are readily convertible into cash and have an original maturity of three months or less at the time of purchase to be considered cash equivalents.

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

The three tiers are defined as follows:

●	Level 1—Observable inputs that reflect quoted market prices (unadjusted) for identical assets or liabilities in active markets at the measurement date. Since valuations are based on quoted prices that are readily and regularly available in an active market, valuation of these products does not entail a significant degree of judgment. The Company’s Level 1 assets consist of bank deposits and money market funds.

●	Level 2—Observable inputs other than quoted prices in active markets that are observable either directly or indirectly in the marketplace for identical or similar assets and liabilities. The Company’s Level 2 assets consist of U.S. government sponsored securities.

●	Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Chief Financial Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

No such items existed as of October 31, 2018 and July 31, 2018.

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

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of October 31, 2018 and July 31, 2018, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	October 31, 2018	October 31, 2017
Stock options	7,525,203	3,947,709
Restricted stock units	518,020	1,100,000
Warrants	8,928,905	12,526,340
Total	16,972,128	17,574,049

Stock-Based Compensation

The Company grants equity-based awards (typically stock options or restricted stock units) under our stock-based compensation plan and outside of our stock-based compensation plan, with terms generally similar to the terms under our stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. Prior to the adoption of ASU 2018-07 on August 1, 2018, the fair value of the award for non-employees was generally re-measured on vesting dates and interim financial reporting dates until the service period was complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance. Changes in assumptions used under the Black-Scholes option valuation model could materially affect the Company’s net loss and net loss per share.

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

Foreign Currency Translation

We use the U.S. Dollar as the reporting currency for our financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of our wholly owned subsidiary is the Australian dollar.

Transactions in currencies other than the functional currency of a specific entity are recorded at exchange rates prevailing on the dates of the transactions. At the end of each reporting period, the monetary assets and liabilities of the entity denominated in foreign currencies are translated at the rate of exchange at the financial reporting date while non-monetary assets and liabilities are translated at historical rates. Revenues and expenses are translated at the exchange rates approximating those in effect on the date of the transactions. Exchange gains and losses arising on translation are included in the statements of profit or loss.

The financial statements of entities that have a functional currency different from that of the Companies (“foreign operations”) are translated into United States dollars as follows: assets and liabilities – at the closing rate at the date of the statement of financial position, and income and expenses – at the average rate of the period (as this is considered a reasonable approximation to actual rates). All resulting changes are recognized in other comprehensive income as currency translation differences and taken into a separate component of equity.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying condensed consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41.0 percent credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $12.4 million which was offset by a corresponding decrease to the valuation allowance as of July 31, 2018, which has no impact on the Company’s consolidated financial statements for the year ended July 31, 2018. The Company will continue to analyze the Tax Act to assess its full effects on the Company’s financial results, including disclosures, for the Company’s fiscal year ending July 31, 2019, but the Company does not expect the Tax Act to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Recent Accounting Pronouncements

In January 2016, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and earlier adoption is not permitted except for certain provisions. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (“ASU 2016-15”), to reduce diversity in practice of how certain transactions are classified in the statement of cash flows. The effective date for ASU 2016-15 is for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In January 2017, the FASB issued guidance codified in ASU 2017-04, Intangibles—Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). Under this guidance, an entity will no longer determine goodwill impairment by calculating the implied fair value of goodwill by assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Instead, an entity will compare the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The guidance is effective for fiscal years beginning after December 15, 2019, including interim periods therein, with early adoption permitted. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures. The Company does not currently have any intangible or goodwill balances.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718) (“ASU 2017-09”), which provides further guidance as to what constitutes a modification to the terms of share-based compensation, in order to create consistency in practice among all entities. ASU 2017-09 becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods thereafter; early adoption is permitted. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In July 2017, the FASB issued ASU 2017-11, Earnings Per Share (Topic 260), Distinguishing Equity from Liabilities (Topic 480) and Derivatives and Hedging (Topic 815) (“ASU 2017-11”), which addresses the complexity of accounting for certain financial instruments with down-round features and finalizes pending guidance related to mandatorily redeemable noncontrolling interests. Under ASU 2017-11, when determining whether certain financial instruments should be classified as liabilities or equity instruments, a down-round feature no longer precludes equity classification when assessing whether the instrument is indexed to an entity’s own stock. ASU 2017-11 becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods thereafter; early adoption is permitted. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In June 2018, the FASB issued ASU 2018-07, “Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting” (ASU 2018-07), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

There were no accounting pronouncements during the three months ended October 31, 2018 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Liquidity and Financial Condition

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $141.7 million as of October 31, 2018, which raises substantial doubt. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

As of October 31, 2018, the Company had a cash, cash equivalents and investment securities of $28.5 million. The Company had cash of $9.6 million and cash equivalents of $9.4 million for a total cash and cash equivalent balance of $19.0 million. In addition, the Company had short-term investment securities of $9.5 million. Cash flows from financing activities continued to provide the primary source of our liquidity. Net cash provided by financing activities was $8.3 million during the three months ended October 31, 2018, which was primarily attributable to the net proceeds received from the first tranche in the Alpha Holdings agreement and the exercise of certain stock options (See Note 6 & Note 7).

Additionally, subsequent to October 31, 2018, the Company received additional gross proceeds of $7.0 million from the funding of the second tranche in the Alpha Holdings agreement (see Note 11). As of December 6, 2018, the Company had cash, cash equivalents and investment securities of approximately $33.3 million. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

The above financing activities substantially increased the Company’s cash position. As a result, as of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the three months ended October 31, 2018 and through December 2018 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements.

Note 4—Investment Securities

The amortized cost, gross unrealized losses, and fair value of securities held to maturity are as follows as of October 31, 2018:

Description	Amortized Cost	Gross Unrealized Loss	Fair Value
Investment securities
U.S. treasury securities with maturities of one year or less	$9,458,814	$(7,911)	$9,450,903
Total	$9,458,814	$(7,911)	$9,450,903

The fair values of held to maturity securities, excluding U.S. treasury securities, were obtained using an independent third-party financial institution. Management made no adjustments to the fair value quotes that were provided by the third-party financial institution. The fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities.

During the three months ended October 31, 2018, the Company sold investments, categorized as held to maturity, with a net carrying amount of $5,989,928 for gross proceeds of $5,977,794 and realized a loss of $12,134. The sale of the securities was suggested by the Company’s investment advisors and the event is isolated.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2018	July 31, 2018
Equipment and furniture	$1,873,880	$1,873,880
Computer software	109,242	109,242
Leasehold improvements	12,054	12,054
Property and equipment, gross	1,995,176	1,995,176
Accumulated depreciation and amortization	(790,385)	(729,514)
Total	$1,204,791	$1,265,662

Depreciation and amortization expense recorded for the three months ended October 31, 2018 and 2017 was approximately $61,000 and $96,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2018	July 31, 2018
Research and development costs	$2,690,707	$3,801,211
Professional services fees	1,234,226	770,853
Other	244,864	206,828
Total	$4,169,797	$4,778,892

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2018	July 31, 2018
Separation costs	$1,260,671	$840,320
Accrued payroll	224,193	215,937
401K payable	2,715	14,487
Total	$1,487,579	$1,070,744

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	October 31, 2018	July 31, 2018
Deferred rent	$1,068,292	$1,101,222
Separation costs	253,719	371,408
Total	$1,322,011	$1,472,630

Note 6—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the three months ended October 31, 2018 and 2017 is presented below:

	October 31, 2018	October 31, 2017
Stockholders’ equity at beginning of period	$22,924,206	$10,695,982
Net loss	(7,575,615)	(5,900,452)
Stock-based compensation	1,391,656	554,575
Common stock issued for services	239,824	109,000
Modification of equity award	135,425	-
Issuance of common stock through employee stock purchase plan	12,671	19,048
Equity offerings, net of costs	7,446,811	8,058,733
Accumulated other comprehensive income (loss)	107,900	(6,744)
Exercise of common stock warrants	-	9,000
Exercise of common stock options	539,719	-
Tax withholdings paid on equity awards	(15,185)	-
Tax shares sold to pay for tax withholdings on equity awards	14,649	-
Tax withholdings paid related to net share settlement of equity awards	(24,340)	-
Stockholders’ equity at end of period	$25,197,721	$13,539,142

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

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 5,333,333 shares of common stock. There were no underwriting or placement agent fees associated with the offering. See Note 11 for details regarding the second closing that took place on December 6, 2018.

Common Stock Option Exercise

During the three months ended October 31, 2018, shares of common stock issued related to option exercises totaled 406,882. The Company realized proceeds of $539,719 from the stock option exercises.

First October 2017 Offering

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

Outstanding Warrants

At October 31, 2018, the Company had outstanding warrants to purchase 8,928,905 shares of its common stock, with exercise prices ranging from $1.25 to $18.00, all of which were classified as equity instruments. These warrants expire at various dates between May 2019 and May 2025.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 7,500,000 for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 1,000,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of October 31, 2018, there were an aggregate of 8,500,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 500,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Award

On August 22, 2018, the Company entered into a stock option cancellation agreement with an individual. As per the terms of the agreement, 300,000 fully vested stock options were cancelled. On August 22, 2018, the Company issued 175,000 shares of restricted common stock. Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the cancelled award and compared the fair value to that of the restricted stock award. The Company recorded the excess of the fair value of the restricted stock award over the fair value of the cancelled award, or $135,425, to compensation costs with an offsetting entry to common stock and additional paid in capital on the date of the modification.

Cancellation of Award

On October 23, 2018, the Company entered into stock option cancellation agreements with two consultants. As per the terms of the agreements, an aggregate of 535,000 stock options were cancelled. The consultants were not issued replacement awards under the cancellation agreements. Under ASC 718, a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. The Company recorded unrecognized compensation of the cancelled awards, or $377,278, to compensation costs with an offsetting entry to additional paid in capital on the date of the cancellation.

Stock Options

During the three months ended October 31, 2018, the Company granted options to purchase 111,000 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $1.32 to $1.58.

During the three months ended October 31, 2018, the Company granted options to purchase 200,000 and 250,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $1.64. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement, and have an exercise price of $1.43.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2018	Three Months Ended October 31, 2017
Expected term (years)	5.00 – 6.5 years	5.00 – 6.5 years
Risk-free interest rate	2.68 – 3.08%	1.66 – 1.99%
Volatility	72.88 – 81.80%	74.87 –91.80%
Dividend yield	0%	0%

The Company’s expected volatility is derived from the historical daily change in the market price of its common stock since its stock became available for trading, as well as the historical daily changes in the market price of its peer group, based on weighting, as determined by the Company. The Company uses the simplified method to calculate the expected term of options issued to employees, non-employees and directors. Prior to the adoption of ASU 2018-07, the Company’s estimation of the expected term for stock options granted to parties other than employees or directors was the contractual term of the option award. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. For the expected dividend yield used in the Black-Scholes calculation, the Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the three months ended October 31, 2018:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2018	8,912,720	$1.50
Granted	568,500	$1.53
Exercised	(410,476)	$1.31
Forfeited/Cancelled	(1,538,541)	$1.58
Expired	(7,000)	$5.76
Outstanding – October 31, 2018	7,525,203	$1.49
Exercisable – October 31, 2018	5,305,608	$1.53

As of October 31, 2018, the total intrinsic value of options outstanding and exercisable was approximately $2.4 million and $1.6 million, respectively. As of October 31, 2018, the Company has approximately $2.8 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.45 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.3 million. Of this balance, $738,000 was recorded to research and development and $527,000 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2018.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2017 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million. Of this balance, $0.2 million was recorded to research and development and $0.4 million was recorded in general and administrative in the Company’s condensed consolidated statement of operations for the three months ended October 31, 2017.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2018 was $0.99. The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2017 was $0.67.

Restricted Stock Units

In October 2018, the Company granted 50,000 restricted stock unit awards (“RSUs”) to an employee. The units vest as follows: 12,500 units vested on October 29, 2018, and the remaining 37,500 units vest according to the following vesting schedule: 12,500 units on October 29, 2019, 12,500 units on October 29, 2020 and 12,500 units on October 29, 2021. The closing price of the Company’s common stock on the date of grant was $1.64 per share, which is the fair market value per unit of the RSUs.

On October 26, 2018, in accordance with a severance agreement with an employee, the Company’s Board of Directors approved the accelerated vesting of 25% of the outstanding restricted stock units (RSUs) held by the employee. The RSUs, which originally vest on the third anniversary of the grant date, or March 29, 2020, were accelerated to vest on October 26, 2018. As per ASC 718, on the date of the modification the Company reversed the previously accrued expense on the unvested RSUs of $63,278 and recognized the fair value of the modified grant of $44,250 on the date of the modification.

For the three months ended October 31, 2018, the Company recorded $0.15 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

As of October 31, 2018, there were 518,020 RSUs outstanding.

For the three months ended October 31, 2017, the Company recorded $0.1 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

Shares issued to Consultants

During the three months ended October 31, 2018, 184,000 shares of Common Stock valued at $251,560 were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of $239,824 during the three months October 31, 2018.

During the three months ended October 31, 2017, 100,000 shares of Common Stock valued at $109,000 were issued to consultants for services. The common stock share values were based on the dates the shares vested. The Company recorded compensation expense relating to the share issuances of $109,000 during the three months October 31, 2017.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 500,000 shares of the Company’s common stock. The first offering period under the ESPP ended on July 31, 2016, with 17,789 shares purchased and distributed to employees. The second offering period under the ESPP ended on January 31, 2017, with 18,631 shares purchased and distributed to employees, and the third offering period under the ESPP ended on July 31, 2017, with 21,646 shares purchased and distributed to employees. The fourth offering period under the ESPP ended on January 31, 2018, with 18,960 shares purchased and distributed to employees, and the fifth offering period under the ESPP ended on July 31, 2018, with 12,071 shares purchased and distributed to employees. At October 31, 2018, there were 410,903 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended January 31, 2019, the following assumptions were used: six-month maturity, 2.22% risk free interest, 61.83% volatility, 0% forfeitures and $0 dividends.

For the six-month offering period ended January 31, 2018, the following assumptions were used: six-month maturity, 1.15% risk free interest, 62.6% volatility, 0% forfeitures and $0 dividends.

Approximately $6,600 and $7,000 was recorded as stock-based compensation during the three months ended October 31, 2018 and 2017, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at October 31, 2018:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	7,525,203
Common Stock reserved for restricted stock unit release	518,020
Common Stock authorized for future grant under the 2011 Plan	2,200,176
Common Stock reserved for warrant exercise	8,928,905
Commons Stock reserved for future ESPP issuance	410,903
Total common stock reserved for future issuance	19,583,207

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

On October 26, 2018, the Company and an employee entered into a separation and release agreement in connection with the employee’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former employee severance compensation of $415,000, less applicable withholdings, in the form of salary and bonus continuation in accordance with the Company’s customary payroll practices. In addition, the Company agreed to pay the cost of health insurance for 12 months from the date of separation and accelerate the vesting of 25,000 RSUs. On October 26, 2018, the Company recorded a liability of $451,112 on its consolidated balance sheet, and the offsetting charge was recorded in general and administrative expense as salary expense. As of October 31, 2018, the Company made no payments against the liability.

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

In March 2018, the Company entered into a lease assignment agreement (the “Lease Assignment Agreement”) with Vividion Therapeutics, Inc. (“Vividion”) for the Company’s 34,054 square foot location at 5820 Nancy Ridge Drive, San Diego, California, 92121 (“NR Premises”), whereby the Company assigned its lease agreement with ARE-SD Region No. 18, LLC (the “Landlord”) to Vividion. Under the Lease Assignment Agreement, Vividion pays directly to Landlord the base rent of $101,500 per month (based upon $2.98 per rentable square foot of the NR Premises) plus operating expenses and property management fees attributable to the NR Premises currently estimated at $43,500 per month (including an estimate for utilities) during the term of the Lease Assignment Agreement, which is the remaining term of the lease through October 2025.

While the lease and all of the related obligations were assigned to Vividion, the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded as of October 31, 2018 and July 31, 2018, respectively.

In conjunction with the Lease Assignment Agreement, the Company and Vividion also entered into a sublease (the “Sublease”), with respect to the 12,442 square-foot location at 3565 General Atomics Court, Suite 100, San Diego, CA, 92121 leased by Vividion from Landlord which serves as the Company’s California office (the “Sublease Premise”). Under the Sublease, the Company shall pay to Vividion base rent of $49,768 per month subject to an annual 3% increase, (based upon $4.00 per rentable square foot of the Sublease Premises) plus operating expenses and property management fees attributable to the Sublease Premises currently estimated at $30,400 per month during the term of the Sublease, which extends through September 2020. The Company moved to the new location in April 2018.

At the time of the lease agreements noted above, the Company had a deferred rent liability recorded on the condensed consolidated balance sheet of $1.1 million, which is being amortized on a straight-line basis over the term of the Sublease.

We have also entered into lease arrangements for vivarium space in San Diego, California to support our research and development department.

Total rent expense for the three months ended October 31, 2018 and 2017 was approximately $171,000 and $422,000, respectively.

We believe our current facilities are adequate to meet our current operating needs and will remain adequate for the foreseeable future. Should we need additional space, we currently do not foresee significant difficulties in obtaining additional facilities.

Note 9—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $27,000 and $25,000 for the three months ended October 31, 2018 and 2017, respectively.

Note 10—Related Party Transactions

The Company subleased a portion of its office space to another company beginning April 1, 2017 and ending March 31, 2018. The Company’s former President and two other members of the Company’s Board of Directors held positions as directors and/or officers of the sublessee. The Company received payments totaling $0 and $10,500 related to the sublease during the three months ended October 31, 2018 and 2017, respectively.

Note 11—Subsequent Events

Controlled Equity Offering Sales Agreement

In November 2018, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

Alpha Holdings

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 4,666,667 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

Subsequent to October 31, 2018, shares of common stock issued to executives and employees related to vested RSU’s totaled 60,437.

Subsequent to October 31, 2018, shares of common stock issued to consultants for services totaled 82,000.

Subsequent to October 31, 2018, the Company issued 250,000 stock options to a consultant as per the terms of an amendment to a consulting agreement.

Subsequent to October 31, 2018, shares of common stock issued related to option exercises totaled 23,411.

Subsequent to October 31, 2018, the Company issued 100,000 stock options to a Director.

In November 2018, the Company entered into an amended lease agreement for the addition of approximately 2,800 rentable square feet located at 24 N. Main Street, Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. The term of the amended lease commences on January 15, 2019 and expires on December 31, 2020. Base rent under the amended lease agreement is $11,686 per month for each of the first two months, $11,929 per month for each of the third through fifteenth months and $12,173 per month for each of the sixteenth through twenty-three months.

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

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2018 filed with the SEC on October 19, 2018, or the Annual Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, sources of capital and ability to maintain our operations as a going concern. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

Overview

We are a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® electroporation platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In February 2017, we received Fast Track designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

We have completed monotherapy and combination programs and currently have ongoing clinical development programs with TAVO, in combination with checkpoint inhibitors in metastatic melanoma and triple negative breast cancer (“TNBC”). The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, we are also developing our next-generation electroporation device and applicator, and are pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using electroporation.

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including performance of the KEYNOTE-695 and KEYNOTE 890 studies and, to a lesser extent, the continuation of our other clinical trials and studies. We anticipate our spending on clinical programs and the development of our next-generation electroporation device for our ImmunoPulse® platform will continue throughout our current fiscal year, primarily in support of the KEYNOTE-695 and KEYNOTE 890 studies, while our spending on research and development programs will be prioritized, based on our focus on the KEYNOTE-695 and KEYNOTE 890 studies. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Results of Operations for the Three Months Ended October 31, 2018 Compared to the Three Months Ended October 31, 2017

The unaudited financial data for the three months ended October 31, 2018 and October 31, 2017 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2018	October 31, 2017	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	4,739,445	3,413,151	1,326,294	39
General and administrative	2,764,089	2,514,037	250,052	10
Loss from operations	(7,503,534)	(5,927,188)	1,576,346	27
Other income (expense), net	114,402	26,736	(87,666)	(328)
Foreign currency exchange loss, net	(171,914)	-	171,914	100
Realized loss on sale of securities, net	(12,134)	-	12,134	100
Net loss before income taxes	(7,573,180)	(5,900,452)	1,672,728	28
Provision for income taxes	2,435	-	2,435	100
Net loss	$(7,575,615)	$(5,900,452)	$1,675,163	28

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $1.3 million, from $3.4 million during the three months ended October 31, 2017 to $4.7 million during the three months ended October 31, 2018. This increase was primarily due to the following approximate increases: (i) $0.7 million in higher payroll and related-benefits expense, of which $0.4 million was related to severance expense; (ii) $0.1 million in clinical trial and product development costs to support our various clinical studies, and (iii) $0.7 million in stock-based compensation expense for employees and consultants. These increases were partially offset by $0.2 million decrease in lower facility rent costs due to moving to a new facility.

General and Administrative

Our general and administrative expenses increased by $0.3 million, from $2.5 million during the three months ended October 31, 2017 to $2.8 million during the three months ended October 31, 2018. This increase was primarily due to the following approximate increases: (i) $0.4 million in stock-based compensation expense primarily related to option and RSU/RSA grants to employees and consultants; and (ii) $0.1 million in general corporate and legal patent costs. These increases were partially offset by a decrease of $0.2 million in payroll and related-benefits expense driven by a decrease in headcount, including two former executives.

Other Income (Expense), Net

Other income (expense), net, increased by approximately $0.1 million during the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. This increase was primarily due to higher balances on interest-bearing cash and marketable securities investment accounts.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.2 million during the three months ended October 31, 2018 as compared to the three months ended October 31, 2017. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2018	At July 31, 2018
Current assets	$30,625,847	$28,621,823
Current liabilities	5,657,376	5,849,636
Working capital	$24,968,471	$22,772,187

Current Assets

Current assets as of October 31, 2018 increased to $30.6 million, from $28.6 million as of July 31, 2018. This increase was primarily due to an increase in cash, cash equivalents and short-term investment securities from $27.0 million as of July 31, 2018 to $28.5 million as of October 31, 2018, which is attributable to the net proceeds received from our Alpha Holdings, Inc. stock purchase agreement and certain stock option exercises (see “Sources of Capital” below).

Current Liabilities

Current liabilities as of October 31, 2018 decreased to $5.7 million, from $5.8 million as of July 31, 2018. This decrease was primarily due to lower accruals for research and development costs.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2018 was $6.8 million, as compared to $5.1 million for the three months ended October 31, 2017. The $1.7 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended October 31, 2018 was $13.7 million, as compared to $0 for the three months ended October 31, 2017. The increase was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities was approximately $8.3 million for both the three months ended October 31, 2018 and the three months ended October 31, 2017. Net proceeds during the three months ended October 31, 2018 was primarily attributable to the net proceeds received from the Alpha Holdings offering. Net proceeds during the three months ended October 31, 2017 was primarily attributable to the net proceeds received from our October 2017 offerings (see “Sources of Capital” below).

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

Our primary objectives for the next 12 months are to continue the advancement of our KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, our other ongoing clinical trials and studies, and to continue our research and development activities for our next-generation electroporation device and drug discovery efforts. In addition, we expect to pursue capital-raising transactions, which could include equity or debt financings, in the near term to fund our existing and planned operations and acquire and develop additional assets and technology consistent with our business objectives as opportunities arise.

We currently estimate our monthly working capital requirements to be approximately $2.0 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, rate of consumption, as well as our current cash levels, inclusive of $7.0 million in gross proceeds received from the second tranche of Alpha Holding equity offering in December 2018, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 5,333,333 shares of common stock. On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 4,666,667 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

Controlled Equity Offering Sales Agreement

In November 2018, the Company entered into a Controlled Equity Offering Sales Agreement, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

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

Equity-Based Awards

The Company grants equity-based awards (typically stock options or restricted stock units) under our stock-based compensation plan and outside of our stock-based compensation plan, with terms generally similar to the terms under our stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. Prior to the adoption of ASU 2018-07 on August 1, 2018, the fair value of the award for non-employees was generally re-measured on vesting dates and interim financial reporting dates until the service period was complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance. Changes in assumptions used under the Black-Scholes option valuation model could materially affect the Company’s net loss and net loss per share.

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

Australia Research and Development Tax Credit

Our Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41.0 percent credit for qualifying research and development expenses. The tax credit does not depend on our generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses in the Condensed Consolidated Statements of Operations.

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of our tax provision, we maintain a full valuation allowance and do not anticipate any net impact to our financial statements in fiscal year ending July 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2018. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2018, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2018.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From August 2, 2018 to October 1, 2018, we issued a total of 150,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.41 per share for services rendered.

From September 1, 2018 to October 1, 2018, we issued a total of 22,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.49 per share for services rendered.

On August 14, 2018, we issued 12,000 shares of our common stock at an average market price of $1.44 per share to certain other vendors for services rendered.

On August 22, 2018, we issued a total of 250,000 common stock options with an exercise price of $1.43 per share to a third-party consultant pursuant to a consulting agreement.

On August 22, 2018, we issued a total of 175,000 shares of our common stock to a third-party firm pursuant to a stock option cancellation agreement.

The securities above were offered and sold without registration under the Securities Act of 1933, as amended, or the Securities Act, pursuant to the exemption provided in Section 4(a)(2) under the Securities Act as a transaction not involving a public offering as well as similar exemptions under applicable state laws, in reliance on the following facts: no general solicitation was used in the offer or sale of such shares; the recipient of such shares represented that it was acquiring the shares for investment for its own account and not with a view to or for resale in connection with any distribution thereof within the meaning of the Securities Act; the recipient of such shares had adequate access to information about us; the recipient of such shares represented that it had a preexisting business or personal relationship with us or had the capacity to protect its own interests in connection with acquiring such shares; and such shares were issued as restricted securities with restricted legends referring to the Securities Act.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are being filed or furnished with or incorporated by reference in this report:

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017.)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012) 25, 2017.)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: December 14, 2018

By:	/s/ Sara M. Bonstein
Sara Bonstein
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

Dated: December 14, 2018

