Form 10-Q
period 2019-01-31
ONCOSEC MEDICAL Inc
filed 2019-03-08
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2019

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 64,793,769 as of March 8, 2019.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	January 31, 2019	July 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$24,487,265	$3,803,627
Prepaid expenses and other current assets	1,988,631	1,643,749
Investment securities	4,241,413	23,174,447
Total Current Assets	30,717,309	28,621,823
Property and equipment, net	1,143,921	1,265,662
Other long-term assets	362,918	358,987
Total Assets	$32,224,148	$30,246,472

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,454,068	$4,778,892
Accrued compensation and related	2,089,572	1,070,744
Total Current Liabilities	6,543,640	5,849,636
Other long-term liabilities	1,011,426	1,472,630
Total Liabilities	7,555,066	7,322,266

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 160,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 64,621,352 and 53,511,626 common shares as of January 31, 2019 and July 31, 2018, respectively	6,463	5,351
Additional paid-in capital	163,417,084	145,744,373
Warrants issued and outstanding - 8,928,905 and 8,958,059 warrants as of January 31, 2019 and July 31, 2018, respectively	11,171,166	11,271,327
Accumulated other comprehensive income (loss)	45,833	(16,024)
Accumulated deficit	(149,971,464)	(134,080,821)
Total Stockholders’ Equity	24,669,082	22,924,206
Total Liabilities and Stockholders’ Equity	$32,224,148	$30,246,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Revenue	$-	$-	$-	$-
Expenses:
Research and development	4,746,530	2,994,937	9,485,975	6,408,086
General and administrative	3,733,408	5,290,096	6,497,497	7,804,135
Loss from operations	(8,479,938)	(8,285,033)	(15,983,472)	(14,212,221)
Other income, net	105,903	15,279	220,305	42,015
Foreign currency exchange gain (loss), net	63,912	-	(108,002)	-
Realized loss on sale of securities, net	-	-	(12,134)	-
Warrant inducement expense	-	(2,465,396)	-	(2,465,396)
Loss before income taxes	(8,310,123)	(10,735,150)	(15,883,303)	(16,635,602)
Provision for income taxes	4,904	951	7,340	951
Net loss	$(8,315,027)	$(10,736,101)	$(15,890,643)	$(16,636,553)
Basic and diluted net loss per common share	$(0.13)	$(0.31)	$(0.27)	$(0.58)
Weighted average shares used in computing basic and diluted net loss per common share	62,726,254	34,794,004	58,960,310	28,561,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2019	January 31, 2018	January 31, 2019	January 31, 2018
Net Loss	$(8,315,027)	$(10,736,101)	$(15,890,643)	$(16,636,553)
Foreign currency translation adjustments	(46,043)	30,610	61,857	23,865
Comprehensive Loss	$(8,361,070)	$(10,705,491)	$(15,828,786)	$(16,612,688)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2019	January 31, 2018
Operating activities
Net loss	$(15,890,643)	$(16,636,553)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	121,741	190,973
Loss on disposal of property and equipment, net	-	15,498
Warrant inducement expense	-	2,465,396
Amortization of discount on investments	(42,893)	-
Stock-based compensation	2,304,108	2,981,509
Common stock issued for services	445,611	843,250
Modification of equity award	135,425	-
Foreign currency exchange loss, net	108,002	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(340,425)	(308,123)
Other long-term assets	(8,051)	(4,042)
Accounts payable and accrued liabilities	(618,005)	(846,318)
Accrued compensation	1,018,826	46,286
Other long-term liabilities	(461,205)	37,756
Net cash used in operating activities	(13,227,509)	(11,214,368)
Investing activities
Purchases of property and equipment	-	(8,213)
Maturity of investment securities	12,986,000	-
Sale of investment securities	5,977,794	-
Net cash provided by (used in) investing activities	18,963,794	(8,213)
Financing activities
Proceeds from issuance of common stock through ESPP	23,390	19,048
Proceeds from issuance of common stock and/or warrants	15,000,000	9,283,443
Payment of financing and offering costs	(573,189)	(1,396,531)
Proceeds from exercise of options	566,135	157,928
Proceeds from exercise of warrants	-	9,593,733
Tax withholdings paid on equity awards	(50,640)	-
Tax withholdings paid related to net share settlement of equity awards	(32,505)	-
Tax shares sold to pay for tax withholdings on equity awards	40,243	-
Net cash provided by financing activities	14,973,434	17,657,621
Effect of exchange rate changes on cash and cash equivalents	(26,081)	23,865
Net increase in cash and cash equivalents	20,683,638	6,458,905
Cash and cash equivalents, at beginning of period	3,803,627	11,444,676
Cash and cash equivalents, at end of period	$24,487,265	$17,903,581

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$-	$-
Income taxes	$1,700	$951
Noncash investing and financing transactions:
Expiration of warrants	$100,162	$1,200,742
Amounts accrued for offering costs	$304,916	$-

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

The Company’s current focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, cervical, and triple negative breast cancer (“TNBC”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada and Australia. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company will sponsor the study and be responsible for external costs.

KEYNOTE-695 is currently enrolling and treating patients and the Company provided topline preliminary data updates at The Society for Immunotherapy of Cancer (“SITC”) in November of 2018 and at its Business Outlook in February 2019. The Company does not plan to provide any further data updates regarding KEYNOTE-695.  Based upon the preliminary patent tumor evaluations and responses previously observed, the Company plans to focus on completing enrollment with respect to KEYNOTE-695, as well as other requisite activities necessary to prepare to file for accelerated approval in the United States and file for regulatory approval in Europe for TAVO in conjunction with pembrolizumab in the treatment of patients with unresectable or metastatic melanoma and disease progression following anti-PD-1 therapy and, if BRAF V600 mutation positive, a BRAF inhibitor.

OMS-150 targets women with recurrent/persistent cervical cancer. In December 2018, we entered into a collaboration with the Gynecologic Oncology Group (“GOG”) Foundation, the world-renowned, non-profit organization with the purpose of conducting clinical research for the prevention and treatment of all gynecologic cancers, including cervical cancer. OMS-150 will evaluate the combination of TAVO and commercially available KEYTRUDA ®. We plan to begin enrollment in 2019. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study.

The Company is also pursuing development in TNBC. In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company will sponsor the study and be responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation electroporation device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using electroporation. Using the Company’s next-generation technology, its goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand its ImmunoPulse® pipeline. The Company believes that the flexibility of its propriety plasmid-DNA technology allows it to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In March 2019, the Company will have a poster presentation at the 2019 America Association for Cancer Research (“AACR”) where it will present pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may compliment IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2019, the condensed consolidated statements of operations and the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the six months ended January 31, 2019 and 2018, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended January 31, 2019 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2019, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2018, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 19, 2018. The condensed consolidated balance sheet at July 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Management evaluates whether securities held to maturity are other-than-temporarily impaired (“OTTI”) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

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

No such items existed as of January 31, 2019 and July 31, 2018.

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

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of January 31, 2019 and July 31, 2018, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Six Months Ended January 31, 2019	For the Three and Six Months Ended January 31, 2018
Stock options	9,148,309	7,278,625
Restricted stock units	1,138,541	1,100,000
Warrants	8,928,905	9,283,059
Total	19,215,755	17,661,684

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

Assets and liabilities of our subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on our condensed consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on our condensed consolidated statements of operations.

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

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $12.4 million which was offset by a corresponding decrease to the valuation allowance as of July 31, 2018, which had no impact on the Company’s consolidated financial statements for the year ended July 31, 2018. The effects of the 2017 Tax Act did not have a significant impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended January 31, 2019.

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

There were no accounting pronouncements during the six months ended January 31, 2019 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Liquidity and Financial Condition

The Company has sustained losses in all reporting periods since inception, with an inception-to-date loss of $150.0 million as of January 31, 2019, which raises substantial doubt. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

As of January 31, 2019, the Company had cash, cash equivalents and investment securities of $28.7 million. The Company had cash of $9.8 million and cash equivalents of $14.7 million for a total cash and cash equivalents balance of $24.5 million. In addition, the Company had short-term investment securities of $4.2 million. Cash flows from financing activities continued to provide the primary source of our liquidity. Net cash provided by financing activities was $15.0 million during the six months ended January 31, 2019, which was primarily attributable to the net proceeds received from the Alpha Holdings agreement and the exercise of certain stock options (See Note 6).

The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable. As of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the six months ended January 31, 2019 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements.

Note 4—Investment Securities

The amortized cost, gross unrealized losses, and fair value of securities held to maturity are as follows as of January 31, 2019:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Investment securities
U.S. treasury securities with maturities of one year or less	$4,241,413	$-	$(2,233)	$4,239,180
Total	$4,241,413	$-	$(2,233)	$4,239,180

The fair values of held to maturity securities, excluding U.S. treasury securities, were obtained using an independent third-party financial institution. Management made no adjustments to the fair value quotes that were provided by the third-party financial institution. The fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities.

During the six months ended January 31, 2019, the Company sold investments, categorized as held to maturity, with a net carrying amount of $5,989,928 for gross proceeds of $5,977,794 and realized a loss of $0 and $12,134 during the three and six months ended January 31, 2019, respectively. The sale of the securities was suggested by the Company’s investment advisors and the event is isolated.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2019	July 31, 2018
Equipment and furniture	$1,873,880	$1,873,880
Computer software	109,242	109,242
Leasehold improvements	12,054	12,054
Property and equipment, gross	1,995,176	1,995,176
Accumulated depreciation and amortization	(851,255)	(729,514)
Total	$1,143,921	$1,265,662

Depreciation and amortization expense recorded for the three and six months ended January 31, 2019 was approximately $61,000 and $122,000, respectively. Depreciation and amortization expense recorded for the three and six months ended January 31, 2018 was approximately $95,000 and $191,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2019	July 31, 2018
Research and development costs	$2,726,710	$3,801,211
Professional services fees	1,466,329	770,853
Other	261,029	206,828
Total	$4,454,068	$4,778,892

Accrued Compensation

Accrued compensation is comprised of the following:

	January 31, 2019	July 31, 2018
Separation costs	$978,289	$840,320
Accrued payroll	1,099,996	215,937
401K payable	11,287	14,487
Total	$2,089,572	$1,070,744

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	January 31, 2019	July 31, 2018
Deferred rent	$872,940	$1,101,222
Separation costs	138,486	371,408
Total	$1,011,426	$1,472,630

Note 6—Stockholders’ Equity

A summary of the changes in stockholders’ equity for the six months ended January 31, 2019 and 2018 is presented below:

	January 31, 2019	January 31, 2018
Stockholders’ equity at beginning of period	$22,924,206	$10,695,982
Net loss	(15,890,643)	(16,636,553)
Stock-based compensation	2,304,108	2,981,509
Common stock issued for services	445,611	843,250
Modification of equity award	135,425	-
Issuance of common stock through employee stock purchase plan	23,390	19,048
Equity offerings, net of costs	14,141,895	7,886,913
Accumulated other comprehensive income (loss)	61,857	23,865
Exercise of common stock warrants	-	9,593,733
Exercise of common stock options	566,135	157,928
Inducement warrant issuance	-	2,465,396
Tax withholdings paid on equity awards	(50,640)	-
Tax shares sold to pay for tax withholdings on equity awards	40,243	-
Tax withholdings paid related to net share settlement of equity awards	(32,505)	-
Stockholders’ equity at end of period	$24,669,082	$18,031,071

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

On October 8, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 5,333,333 shares of common stock at a purchase price of $1.50 per share. There were no underwriting or placement agent fees associated with the offering.

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 4,666,667 shares of common stock at a purchase price of $1.50 per share. There were no underwriting or placement agent fees associated with the offering.

Controlled Equity Offering Sales Agreement

On November 2, 2018, the Company entered into a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co, regarding an at-the-market offering, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

Common Stock Option Exercise

During the six months ended January 31, 2019, shares of common stock issued related to option exercises totaled 430,293. The Company realized proceeds of $0.6 million from the stock option exercises.

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

Also on November 13, 2017, and in connection with its entry into the warrant exercise agreement, the Company agreed to issue warrants to purchase up to an aggregate of 1,138,300 shares of its common stock to the accredited investors that participated in the Company’s offerings completed in October 2017, in consideration for such investors agreement to waive certain covenants made by the Company to such investors and as an inducement to such investors to exercise certain other warrants to purchase the Company’s common stock. The terms of the October 2017 investor warrants are substantially similar to the terms of the new warrants, except that the October 2017 investor warrants will become exercisable only if and when each October 2017 investor exercises in full and for cash the warrants to purchase the Company’s common stock that were sold to such investors in the Company’s offerings completed in October 2017.

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

ATM Program

On July 25, 2017, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to commence an “at the market” offering program (the “ATM Program”), under which the Company was permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 897,311 shares of the Company’s common stock were sold in the ATM Program during the six months ended January 31, 2018, for net proceeds to the Company, after deducting Oppenheimer’s commissions and other expenses paid or payable by the Company, of $1.1 million. Effective as of October 22, 2017, the Company terminated the ATM Program. As a result of such termination, no further offers or sales of the Company’s common stock will be made in the ATM Program.

Outstanding Warrants

At January 31, 2019, the Company had outstanding warrants to purchase 8,928,905 shares of its common stock, with exercise prices ranging from $1.25 to $18.00, all of which were classified as equity instruments. These warrants expire at various dates between May 2019 and April 2023.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 7,500,000 for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 1,000,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of January 31, 2019, there were an aggregate of 9,500,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 500,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

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

Stock Options

During the six months ended January 31, 2019, the Company granted options to purchase 1,241,000 and 675,000 shares of its common stock to employees and directors under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $0.6001 to $1.58. The stock options issued to directors have a 10-year term, vest over a period ranging from one to three years and have exercise prices ranging from $0.655 and $0.8412.

During the six months ended January 31, 2019, the Company granted options to purchase 200,000 and 500,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $1.64. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $0.8461 and $1.43.

During the six months ended January 31, 2018, the Company granted options to purchase 933,500, 450,000 and 125,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $0.92 and $1.32. The stock options issued to directors have a 10-year term, vest over one year and have exercise prices ranging from $0.979 and $1.94. The stock options issued to consultants have a 10-year term, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $1.00 and $1.32.

During the six months ended January 31, 2018, the Company granted its President and Chief Executive Officer, Mr. Daniel J. O’Connor, options to purchase 2,500,000 shares of the Company’s common stock outside of the 2011 Plan. This grant was approved by stockholders at the Company’s annual meeting on January 12, 2018. Of the total grant, options on 1,000,000 shares vested upon stockholder approval and options on 1,000,000 shares will vest over a two-year period from the date of grant. Mr. O’Connor also received a performance stock option award to purchase up to 500,000 shares of the Company’s common stock, which is subject to vesting as to options on 250,000 shares on the date of the Company’s achievement of 100% enrollment in the first cohort of its PISCES/KEYNOTE-695 study and as to the remaining options on 250,000 shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

The Company accounts for stock-based compensation based on the fair value of the stock-based awards granted and records forfeitures as they occur. As such, the Company recognizes stock-based compensation cost only for those stock-based awards that vest over their requisite service period, based on the vesting provisions of the individual grants. The service period is generally the vesting period, with the exception of stock options granted pursuant to a consulting agreement, in which case the stock option vesting period and the service period are defined pursuant to the terms of the consulting agreement. Prior to the adoption of ASU 2018-07, stock-based compensation expense related to stock options granted to consultants in which the options were not entirely vested at the grant date were generally re-measured each month.

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Six Months Ended January 31, 2019	Six Months Ended January 31, 2018
Expected term (years)	5.00 – 6.5 years	5.00 – 6.5 years
Risk-free interest rate	2.47 – 3.09%	1.66 – 2.43%
Volatility	72.88 – 81.96%	73.30 –91.80%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the six months ended January 31, 2019:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2018	8,912,720	$1.50
Granted	2,616,000	$0.86
Exercised	(430,293)	$1.32
Forfeited/Cancelled	(1,943,118)	$1.58
Expired	(7,000)	$5.76
Outstanding – January 31, 2019	9,148,309	$1.30
Exercisable – January 31, 2019	5,490,692	$1.49

As of January 31, 2019, the total intrinsic value of options outstanding and exercisable was approximately $425,000 and $41,000, respectively. As of January 31, 2019, the Company has approximately $3.0 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.59 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.1 million and $2.9 million, respectively. Of this balance, $0.25 million and $1.1 million, respectively, was recorded to research and development and $0.85 million and $1.8 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2019.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $2.3 million and $2.7 million, respectively. Of this balance, $0.2 million and $0.4 million, respectively, was recorded to research and development and $2.1 million and $2.3 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2018.

The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2019 was $0.46 and $0.57, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2018 was $1.37 and $1.29, respectively.

Restricted Stock Units

In December 2018, the Company granted its President and Chief Executive Officer 750,000 restricted stock unit awards (“RSUs”). The units vest as follows: 62,500 units vested on January 31, 2019, and the remaining 687,500 units vest in equal quarterly installments of 62,500 units beginning on April 30, 2019 and ending on October 31, 2021. The closing price of the Company’s common stock on the date of grant was $0.6001 per share, which is the fair market value per unit of the RSUs.

In October 2018, the Company granted 50,000 RSUs to an employee. The units vest as follows: 12,500 units vested on October 29, 2018, and the remaining 37,500 units vest according to the following vesting schedule: 12,500 units on October 29, 2019, 12,500 units on October 29, 2020 and 12,500 units on October 29, 2021. The closing price of the Company’s common stock on the date of grant was $1.64 per share, which is the fair market value per unit of the RSUs.

On October 26, 2018, in accordance with a severance agreement with an employee, the Company’s Board of Directors approved the accelerated vesting of 25% of the outstanding RSUs held by the employee. The RSUs, which originally vest on the third anniversary of the grant date, or March 29, 2020, were accelerated to vest on October 26, 2018. As per ASC 718, on the date of the modification the Company reversed the previously accrued expense on the unvested RSUs of $63,278 and recognized the fair value of the modified grant of $44,250 on the date of the modification.

For the three and six months ended January 31, 2019, the Company recorded $0.2 million and $0.4 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

As of January 31, 2019, there were 1,138,541 RSUs outstanding.

For the three and six months ended January 31, 2018, the Company recorded $0.2 million and $0.3 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

Shares Issued to Consultants

During the three and six months ended January 31, 2019, 143,000 and 327,000 shares of common stock valued at $229,190 and $480,750, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of $205,788 and $449,348, respectively, during the three and six months ended January 31, 2019.

During the three and six months ended January 31, 2018, 375,000 and 475,000 shares of common stock valued at $734,250 and $843,250, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares vested. The Company recorded compensation expense relating to the share issuances of $734,250 and $843,250, respectively, during the three and six months ended January 31, 2018.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 500,000 shares of the Company’s common stock. The first offering period under the ESPP ended on July 31, 2016, with 17,789 shares purchased and distributed to employees. The second offering period under the ESPP ended on January 31, 2017, with 18,631 shares purchased and distributed to employees, and the third offering period under the ESPP ended on July 31, 2017, with 21,646 shares purchased and distributed to employees. The fourth offering period under the ESPP ended on January 31, 2018, with 18,960 shares purchased and distributed to employees, and the fifth offering period under the ESPP ended on July 31, 2018, with 12,071 shares purchased and distributed to employees. The sixth offering period under the ESPP ended on January 31, 2019, with 14,287 shares purchased and distributed to employees. At January 31, 2019, there were 396,616 shares remaining available for issuance under the ESPP.

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

Approximately $6,500 and $7,000 was recorded as stock-based compensation during the six months ended January 31, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at January 31, 2019:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	9,148,309
Common Stock reserved for restricted stock unit release	1,138,541
Common Stock authorized for future grant under the 2011 Plan	974,128
Common Stock reserved for warrant exercise	8,928,905
Commons Stock reserved for future ESPP issuance	396,616
Total common stock reserved for future issuance	20,586,499

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

On October 26, 2018, the Company and an employee entered into a separation and release agreement in connection with the employee’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former employee severance compensation of $415,000, less applicable withholdings, in the form of salary and bonus continuation in accordance with the Company’s customary payroll practices. In addition, the Company agreed to pay the cost of health insurance for 12 months from the date of separation and accelerate the vesting of 25,000 RSUs. On October 26, 2018, the Company recorded a liability of $451,112 on its condensed consolidated balance sheet, and the offsetting charge was recorded in research and development expense as salary expense.

Lease Agreements

On February 14, 2018, the Company entered into a lease agreement with MawIt Inc., for approximately 3,100 rentable square feet located at 24 N. Main Street, Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. The term of the lease commenced on March 1, 2018 and was to expire on April 30, 2020. In November 2018, the Company entered into an amended lease agreement for the addition of approximately 2,800 rentable square feet. The term of the amended lease commenced on January 15, 2019 and expires on December 31, 2020. Base rent under the amended lease agreement is $11,686 per month for each of the first two months, $11,929 per month for each of the third through fifteenth months and $12,173 per month for each of the sixteenth through twenty-three months. The Company prepaid rent of approximately $60,000 as per the terms of the amended agreement. The lease agreement also requires the Company to share in certain monthly operating expenses of the premises and required the Company to pay a security deposit of $23,372.

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

While the lease and all of the related obligations were assigned to Vividion, the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded as of January 31, 2019 and July 31, 2018.

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

Total rent expense for the three months ended January 31, 2019 and 2018 was approximately $199,000 and $370,000, respectively. Total rent expense for the six months ended January 31, 2019 and 2018 was approximately $413,000 and $834,000, respectively.

We believe our current facilities are adequate to meet our current operating needs and will remain adequate for the foreseeable future. Should we need additional space, we currently do not foresee significant difficulties in obtaining additional facilities.

Note 9—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $18,000 and $45,000 for the three and six months ended January 31, 2019, respectively. The Company’s contributions totaled approximately $23,000 and $48,000 for the three and six months ended January 31, 2018, respectively, respectively.

Note 10—Related Party Transactions

The Company subleased a portion of its office space to another company beginning April 1, 2017 and ending March 31, 2018. The Company’s former President and two other members of the Company’s Board of Directors held positions as directors and/or officers of the sublessee. The Company received payments totaling $10,500 and $19,500 related to the sublease during the three and six months ended January 31, 2018, respectively.

Note 11—Subsequent Events

Subsequent to January 31, 2019, shares of common stock issued to executives and employees related to vested RSU’s totaled 90,417.

Subsequent to January 31, 2019, shares of common stock issued to consultants for services totaled 82,000.

Subsequent to January 31, 2019, the Company issued 10,000 stock options to a consultant as per the terms of an amendment to a consulting agreement.

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

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including performance of the KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, the continuation of our other clinical trials and studies. We anticipate our spending on clinical programs and the development of our next-generation electroporation device for our ImmunoPulse® platform will continue throughout our current fiscal year, primarily in support of the KEYNOTE-695 and KEYNOTE-890 studies, while our spending on research and development programs will be prioritized, based on our focus on the KEYNOTE-695 and KEYNOTE-890 studies. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Results of Operations for the Three Months Ended January 31, 2019 Compared to the Three Months Ended January 31, 2018

The unaudited financial data for the three months ended January 31, 2019 and January 31, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2019	January 31, 2018	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	4,746,530	2,994,937	1,751,593	58
General and administrative	3,733,408	5,290,096	(1,556,688)	(29)
Loss from operations	(8,479,938)	(8,285,033)	194,905	2
Other income, net	105,903	15,279	(90,624)	(593)
Warrant inducement expense	-	(2,465,396)	(2,465,396)	(100)
Foreign currency exchange gain, net	63,912	-	(63,912)	(100)
Loss before income taxes	(8,310,123)	(10,735,150)	(2,425,027)	(23)
Provision for income taxes	4,904	951	3,953	416
Net loss	$(8,315,027)	$(10,736,101)	(2,421,074)	(23)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $1.75 million, from $3.0 million during the three months ended January 31, 2018 to $4.75 million during the three months ended January 31, 2019. This increase was primarily due to the following approximate increases: (i) $0.5 million in higher payroll and related-benefits expense, of which $0.2 million was related to bonus expense, and (ii) $1.4 million in clinical trial-related costs, inclusive of drug manufacturing needs, and product development costs to support our various clinical studies. These increases were partially offset by $0.2 million decrease in lower facility rent costs due to moving to a new facility.

General and Administrative

Our general and administrative expenses decreased by approximately $1.6 million, from $5.3 million during the three months ended January 31, 2018 to $3.7 million during the three months ended January 31, 2019. This decrease was primarily due to the following approximate decreases: (i) $2.0 million in stock-based compensation expense primarily related to award cancellations and a decrease in the fair value of our stock; and (ii) $0.2 million in payroll and related-benefits expense driven by a decrease in headcount, including two former executives. These decreases were partially offset by an increase of (i) $0.3 million in general corporate and legal patent costs, and (ii) $0.4 million in consulting and advisory services.

Other Income, Net

Other income, net, increased by approximately $0.1 million during the three months ended January 31, 2019 as compared to the three months ended January 31, 2018. This increase was primarily due to higher balances on interest-bearing cash and marketable securities investment accounts.

Warrant Inducement Expense

The warrants issued during the three months ended January 31, 2018 in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense

Foreign Currency Exchange Gain, Net

Foreign currency exchange gain, net, increased by approximately $0.06 million during the three months ended January 31, 2019 as compared to the three months ended January 31, 2018. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Six Months Ended January 31, 2019 Compared to the Six Months Ended January 31, 2018

The unaudited financial data for the six months ended January 31, 2019 and January 31, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2019	January 31, 2018	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	9,485,975	6,408,086	3,077,889	48
General and administrative	6,497,497	7,804,135	(1,306,638)	(17)
Loss from operations	(15,983,472)	(14,212,221)	1,771,251	12
Other income, net	220,305	42,015	(178,290)	(424)
Warrant inducement expense	-	(2,465,396)	(2,465,396)	(100)
Foreign currency exchange loss, net	(108,002)	-	108,002	100
Realized loss on sale of securities, net	(12,134)	-	12,134	100
Loss before income taxes	(15,883,303)	(16,635,602)	(752,299)	(5)
Provision for income taxes	7,340	951	6,389	672
Net loss	$(15,890,643)	$(16,636,553)	(745,910)	(4)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $3.1 million, from $6.4 million during the six months ended January 31, 2018 to $9.5 million during the six months ended January 31, 2019. This increase was primarily due to the following approximate increases: (i) $1.2 million in higher payroll and related-benefits expense, of which $0.2 million was related to bonus expense and $0.4 million was related to severance expense; (ii) $1.7 million in clinical trial-related costs, inclusive of drug manufacturing needs, and product development costs to support our various clinical studies, and (iii) $0.6 million in stock-based compensation expense for employees and consultants. These increases were partially offset by $0.4 million decrease in lower facility rent costs due to moving to a new facility.

General and Administrative

Our general and administrative expenses decreased by approximately $1.3 million, from $7.8 million during the six months ended January 31, 2018 to $6.5 million during the six months ended January 31, 2019. This decrease was primarily due to the following approximate decreases: (i) $1.6 million in stock-based compensation expense primarily related to award cancellations and a decrease in the fair value of our stock; (ii) $0.4 million in payroll and related-benefits expense driven by a decrease in headcount, including two former executives, and (iii) $0.1 million decrease in lower facility rent & utilities costs due to moving to a new facility. These decreases were partially offset by an increase of (i) $0.4 million in general corporate and legal patent costs, and (ii) $0.4 million in consulting and advisory services.

Other Income, Net

Other income, net, increased by approximately $0.2 million during the six months ended January 31, 2019 as compared to the six months ended January 31, 2018. This increase was primarily due to higher balances on interest-bearing cash and marketable securities investment accounts.

Warrant Inducement Expense

The warrants issued during the six months ended January 31, 2018 in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.1 million during the six months ended January 31, 2019 as compared to the six months ended January 31, 2018. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At January 31, 2019	At July 31, 2018
Current assets	$30,717,309	$28,621,823
Current liabilities	6,543,640	5,849,636
Working capital	$24,173,669	$22,772,187

Current Assets

Current assets as of January 31, 2019 increased to $30.7 million, from $28.6 million as of July 31, 2018. This increase was primarily due to an increase in cash, cash equivalents and short-term investment securities from $27.0 million as of July 31, 2018 to $28.7 million as of January 31, 2019, which is attributable to the net proceeds received from our Alpha Holdings, Inc. stock purchase agreement and certain stock option exercises (see “Sources of Capital” below).

Current Liabilities

Current liabilities as of January 31, 2019 increased to $6.5 million, from $5.8 million as of July 31, 2018. This increase was primarily due to an increase in accrued compensation resulting from employee bonuses awarded in December 2018 and a severance accrual for a former employee. The increase was partially offset by lower accruals for non-recurring services for research and development costs.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2019 was $13.2 million, as compared to $11.2 million for the six months ended January 31, 2018. The $2.0 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the six months ended January 31, 2019 was $19.0 million, as compared to net cash used in investing activities of $8,000 for the six months ended January 31, 2018. The increase in cash provided by investing activities was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities for the six months ended January 31, 2019 was $15.0 million, as compared to $17.7 million for the six months ended January 31, 2018. Net proceeds during the six months ended January 31, 2019 was primarily attributable to the net proceeds received from the Alpha Holdings offering. Net proceeds during the six months ended January 31, 2018 was primarily attributable to the net proceeds received from our October 2017 offerings and November 2017 warrant exercise inducement offerings (see “Sources of Capital” below).

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

We currently estimate our monthly working capital requirements to be approximately $2.1 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, rate of consumption, as well as our current cash levels, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 5,333,333 shares of common stock at a purchase price of $1.50 per share. On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 4,666,667 shares of common stock at a purchase price of $1.50 per share. There were no underwriting or placement agent fees associated with the offering.

Common Stock Option Exercise

During the six months ended January 31, 2019, shares of common stock issued related to option exercises totaled 430,293. The Company realized proceeds of $0.6 million from the stock option exercises.

Controlled Equity Offering Sales Agreement

On November 2, 2018, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. regarding an at-the-market offering, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement.

Critical Accounting Policies

Investment Securities

Securities held to maturity are recorded at amortized cost based on the Company’s positive intent and ability to hold these securities to maturity.

Management evaluates whether securities held to maturity are other-than-temporarily impaired (“OTTI”) on a quarterly basis. Debt securities with unrealized losses are considered OTTI if the Company intends to sell the security or if it is more likely than not that the Company will be required to sell such security prior to any anticipated recovery. If management determines that a security is OTTI under these circumstances, the impairment recognized in earnings is measured as the entire difference between the amortized cost and the then-current fair value.

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

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of our tax provision, we maintain a full valuation allowance and the effects of the 2017 Tax Act did not have a significant impact on the Company’s unaudited condensed consolidated financial statements for the three and six months ended January 31, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2019. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of January 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From November 1, 2018 to January 1, 2019, we issued a total of 90,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.14 per share for services rendered.

From November 1, 2018 to January 1, 2019, we issued a total of 33,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.14 per share for services rendered.

On December 12, 2018, we issued 20,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at a market price of $0.814 per share for services rendered.

On November 21, 2018, we issued a total of 250,000 common stock options with an exercise price of $0.85 per share to a third-party consultant pursuant to a consulting agreement.

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

The following exhibits are either filed or furnished with this report:

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

Dated: March 8, 2019

By:	/s/ Sara M. Bonstein
Sara Bonstein
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

Dated: March 8, 2019

