Form 10-Q
period 2019-04-30
ONCOSEC MEDICAL Inc
filed 2019-06-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2019

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

Not applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ONCS	NASDAQ Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 10,616,740 as of June 14, 2019.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	April 30, 2019	July 31, 2018
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$22,257,659	$3,803,627
Prepaid expenses and other current assets	2,286,271	1,643,749
Investment securities	998,938	23,174,447
Total Current Assets	25,542,868	28,621,823
Property and equipment, net	1,092,109	1,265,662
Other long-term assets	357,533	358,987
Total Assets	$26,992,510	$30,246,472

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,836,280	$4,778,892
Accrued compensation and related	1,061,075	1,070,744
Note payable	165,768	-
Total Current Liabilities	5,063,123	5,849,636
Other long-term liabilities	752,393	1,472,630
Total Liabilities	5,815,516	7,322,266

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock authorized - 16,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 7,111,258 and 5,351,162 common shares as of April 30, 2019 and July 31, 2018, respectively	711	535
Additional paid-in capital	166,751,031	145,749,189
Warrants issued and outstanding – 892,890 and 895,805 warrants as of April 30, 2019 and July 31, 2018, respectively	11,171,166	11,271,327
Accumulated other comprehensive income (loss)	108,651	(16,024)
Accumulated deficit	(156,854,565)	(134,080,821)
Total Stockholders’ Equity	21,176,994	22,924,206
Total Liabilities and Stockholders’ Equity	$26,992,510	$30,246,472

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Revenue	$-	$-	$-	$-
Expenses:
Research and development	4,222,193	4,153,228	13,708,168	10,561,314
General and administrative	2,691,796	5,138,942	9,189,293	12,943,077
Loss from operations	(6,913,989)	(9,292,170)	(22,897,461)	(23,504,391)
Other income, net	113,360	91,217	333,665	148,731
Interest expense	(987)	-	(987)	-
Loss on disposal of property and equipment	-	(859,600)	-	(875,098)
Foreign currency exchange loss, net	(77,965)	-	(185,967)	-
Realized loss on sale of securities, net	-	-	(12,134)	-
Warrant inducement expense	-	-	-	(2,465,396)
Loss before income taxes	(6,879,581)	(10,060,553)	(22,762,884)	(26,696,154)
Provision for income taxes	3,520	-	10,860	952
Net loss	$(6,883,101)	$(10,060,553)	$(22,773,744)	$(26,697,106)
Basic and diluted net loss per common share	$(1.03)	$(1.98)	$(3.71)	$(7.46)
Weighted average shares used in computing basic and diluted net loss per common share	6,664,863	5,087,250	6,146,676	3,580,669

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2019	April 30, 2018	April 30, 2019	April 30, 2018
Net Loss	$(6,883,101)	$(10,060,553)	$(22,773,744)	$(26,697,106)
Foreign currency translation adjustments	62,817	(31,799)	124,675	(7,934)
Comprehensive Loss	$(6,820,284)	$(10,092,352)	$(22,649,069)	$(26,705,040)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oncosec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2019

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 31, 2019	6,462,135	$646	$163,422,900	892,890	$11,171,166	$45,834	$(149,971,464)	$24,669,082
Stock-based compensation expense	22,948	2	684,236	—	—	—	—	684,238
Tax withholdings paid on equity awards	—	—	(35,788)	—	—	—	—	(35,788)
Tax shares sold to pay for tax withholdings on equity awards	—	—	28,496	—	—	—	—	28,496
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Common stock issued for services	15,300	2	211,894	—	—	—	—	211,896
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	62,817	(6,883,101)	(6,820,284)
Balance, April 30, 2019	7,111,258	$711	$166,751,031	892,890	$11,171,166	$108,651	$(156,854,565)	$21,176,994

Nine Months Ended April 30, 2019

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2018	5,351,162	$535	$145,749,189	895,805	$11,271,327	$(16,024)	$(134,080,821)	$22,924,206
Exercise of common stock options	43,029	4	566,131	—	—	—	—	566,135
Common stock issued for employee stock purchase plan	2,635	—	23,390	—	—	—	—	23,390
Stock-based compensation expense	38,058	4	2,988,345	—	—	—	—	2,988,349
Tax withholdings paid on equity awards	—	—	(86,430)	—	—	—	—	(86,430)
Tax shares sold to pay for tax withholdings on equity awards	—	—	68,739	—	—	—	—	68,739
Tax withholdings paid related to net share settlement of equity awards	—	—	(32,505)	—	—	—	—	(32,505)
Private placement on October 8, 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Private placement on December 6, 2018, net of issuance costs of $304,916	466,666	47	6,695,038	—	—	—	—	6,695,085
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Cancellation of expired warrants	—	—	100,161	(2,915)	(100,161)	—	—	—
Common stock issued for services	48,000	5	657,499	—	—	—	—	657,504
Modification of equity award	17,500	2	135,423					135,425
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	124,675	(22,773,744)	(22,649,069)
Balance, April 30, 2019	7,111,258	$711	$166,751,031	892,890	$11,171,166	$108,651	$(156,854,565)	$21,176,994

The accompanying notes are an integral part of these condensed consolidated financial statements.

Oncosec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2018

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, January 31, 2018	3,582,791	$358	$118,126,349	928,305	$11,465,127	$20,245	$(111,581,008)	$18,031,071
Exercise of common stock warrants	32,500	3	600,047	(32,500)	(193,800)	—	—	406,250
Exercise of common stock options	6,395	1	68,359	—	—	—	—	68,360
Common stock issued for employee stock purchase plan	1,896	—	16,761	—	—	—	—	16,761
Stock-based compensation expense	—	—	2,923,407	—	—	—	—	2,923,407
Public offering in February 2018, net of issuance costs of $2,249,169	1,533,333	154	20,749,168	—	—	—	—	20,749,322
Common stock issued for services	32,358	3	600,397	—	—	—	—	600,400
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(31,799)	(10,060,553)	(10,092,352)
Balance, April 30, 2018	5,189,273	$519	$143,084,488	895,805	$11,271,327	$(11,554)	$(121,641,561)	$32,703,219

Nine Months Ended April 30, 2018

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2017	2,161,819	$216	$93,868,034	904,474	$11,775,807	$(3,620)	$(94,944,455)	$10,695,982
Exercise of common stock warrants	695,339	69	14,705,221	(695,340)	(4,705,307)	—	—	9,999,983
Exercise of common stock options	18,039	2	226,283	—	—	—	—	226,285
Common stock issued for employee stock purchase plan	4,060	—	35,809	—	—	—	—	35,809
Stock-based compensation expense	—	—	5,904,920	—	—	—	—	5,904,920
At-the-market offering program, net of issuance costs of $299,963	89,731	9	825,654	—	—	—	—	825,663
Public offering on October 25, 2017, net of issuance costs of $901,137	607,093	61	4,320,446	491,745	2,936,173	—	—	7,256,680
Warrant Exercise Inducement Offering on November 13, 2017	—	—	(195,431)	251,571	2,465,396	—	—	2,269,965
Public offering in February 2018, net of issuance costs of $2,249,169	1,533,333	154	20,749,168	—	—	—	—	20,749,322
Cancellation of expired warrants	—		1,200,742	(56,645)	(1,200,742)	—	—	—
Common stock issued for services	79,859	8	1,443,642	—	—	—	—	1,443,650
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(7,934)	(26,697,106)	(26,705,040)
Balance, April 30, 2018	5,189,273	$519	$143,084,488	895,805	$11,271,327	$(11,554)	$(121,641,561)	$32,703,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2019	April 30, 2018
Operating activities
Net loss	$(22,773,744)	$(26,697,106)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	183,435	273,136
Loss on disposal of property and equipment, net	-	875,098
Warrant inducement expense	-	2,465,396
Amortization of discount on investments	(50,419)	(1,052)
Stock-based compensation	2,988,349	5,904,920
Common stock issued for services	657,504	1,443,650
Modification of equity award	135,425	-
Foreign currency exchange loss, net	185,967	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(427,217)	(898,296)
Other long-term assets	(8,538)	(52,575)
Accounts payable and accrued liabilities	(1,072,096)	(578,006)
Accrued compensation	(9,670)	245,500
Other long-term liabilities	(720,237)	19,141
Net cash used in operating activities	(20,911,241)	(17,000,194)
Investing activities
Purchases of property and equipment	(9,882)	(51,666)
Purchase of investment securities	-	(23,234,225)
Maturity of investment securities	16,236,000	-
Sale of investment securities	5,977,794	-
Net cash provided by (used in) investing activities	22,203,912	(23,285,891)
Financing activities
Proceeds from issuance of common stock through ESPP	23,390	35,809
Proceeds from issuance of common stock and/or warrants	17,519,930	32,283,444
Payment of financing and offering costs	(844,274)	(3,577,214)
Proceeds from exercise of options	566,135	226,285
Proceeds from exercise of warrants	-	9,999,983
Principal payments on note payable	(20,218)	-
Tax withholdings paid on equity awards	(86,430)	-
Tax withholdings paid related to net share settlement of equity awards	(32,505)	-
Tax shares sold to pay for tax withholdings on equity awards	68,739	-
Net cash provided by financing activities	17,194,767	38,968,307
Effect of exchange rate changes on cash and cash equivalents	(33,406)	(7,933)
Net increase (decrease) in cash and cash equivalents	18,454,032	(1,325,711)
Cash and cash equivalents, at beginning of period	3,803,627	11,444,676
Cash and cash equivalents, at end of period	$22,257,659	$10,118,965

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$987	$-
Income taxes	$1,700	$951
Noncash investing and financing transactions:
Expiration of warrants	$100,161	$1,200,742
Amounts accrued for offering costs	$114,406	$70,000
Note issued for insurance premium	$185,990	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

We are a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® electroporation platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, triple negative breast cancer (“TNBC”), squamous cell head and neck (“SCCHN”), and cervical cancer.

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and we provided topline preliminary data updates at The Society for Immunotherapy of Cancer in November of 2018 and at our Business Outlook in February 2019. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, we entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients, and in May 2019, we provided topline preliminary data. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

OMS-131 is an investigator-initiated clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study targets patients with SCCHN and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients.

OMS-150 targets women with recurrent/persistent cervical cancer. In December 2018, we entered into a collaboration with the Gynecologic Oncology Group Foundation, the world-renowned, non-profit organization with the purpose of conducting clinical research for the prevention and treatment of all gynecologic cancers, including cervical cancer. OMS-150 will evaluate the combination of TAVO and commercially available KEYTRUDA®.

We intend to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, we are also developing our next-generation electroporation device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using electroporation. Specifically, we are developing a new, propriety technology to potentially treat pancreatic, liver and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”). The VLA has been designed to work with our recently announced generator, APOLLO, to leverage plasmid-optimized electroporation (“EP”), enhancing the depth and frequency of transfection of immunologically relevant genes into cells located in deep visceral lesions. Using our next-generation technology, our goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand our ImmunoPulse® pipeline. We believe that the flexibility of our propriety plasmid-DNA technology allows us to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In March 2019, the Company had a poster presentation at the 2019 America Association for Cancer Research (“AACR”) where it presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize OncoSec’s proprietary TAVO (enhanced IL-12 DNA-plasmid) and plan to make it available under Australia’s Special Access Scheme (“SAS”) in 2019. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

We continue to enhance our intellectual property portfolio. In May 2019, we were granted exclusive worldwide rights to Gaeta Therapeutics’ broad portfolio of patents and applications covering the combination use of IL-12 DNA and various checkpoint inhibitor therapies, including anti-CTLA-4 and anti-PD-1 compounds, in key global markets. Under this license, we secured exclusive global rights to a suite of issued patents and pending patent applications which not only supplement our current patent holdings, but also cover other uses of IL-12 DNA in combination with various checkpoint inhibitors in several key territories.

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of our authorized and outstanding common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. The par value was not adjusted as a result of the reverse stock split.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2019 and 2018, and the condensed consolidated statements of cash flows for the nine months ended April 30, 2019 and 2018, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended April 30, 2019 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2019, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2018, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 19, 2018. The condensed consolidated balance sheet at July 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Segment Reporting

The Company operates in a single industry segment – The discovery and development of novel immunotherapeutic product candidates to improve treatment options for patients and physicians, intended to treat a wide range of oncology indications.

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

Fair Value of Financial Instruments

The carrying amounts for cash, prepaid expenses, accounts payable and accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where expressly disclosed.

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

No such items existed as of April 30, 2019 and July 31, 2018.

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

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s condensed balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s condensed balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of April 30, 2019, and July 31, 2018, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Nine Months Ended April 30, 2019	For the Three and Nine Months Ended April 30, 2018
Stock options	915,278	848,857
Restricted stock units	88,114	141,200
Warrants	892,890	895,805
Total	1,896,282	1,885,862

Subsequent to April 30, 2019, the Company issued shares of common stock that will impact earnings per share in the future. (See Note 12)

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

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $12.4 million which was offset by a corresponding decrease to the valuation allowance as of July 31, 2018, which had no impact on the Company’s consolidated financial statements for the year ended July 31, 2018. The effects of the 2017 Tax Act did not have a significant impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended April 30, 2019.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2018, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard on August 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”), which addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those annual periods, and earlier adoption is not permitted except for certain provisions. The Company adopted this standard on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than our adoption of ASC 606. The Company chose to early adopt ASU 2018-07 on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

There were no accounting pronouncements during the nine months ended April 30, 2019 that the Company anticipates will have a material impact on the Company’s financial condition, results of operations or related disclosures. See Note 2 to the Annual Report for a discussion of certain recent accounting pronouncements not yet adopted by the Company.

Note 3—Liquidity and Financial Condition

The Company has sustained losses in all reporting periods since inception, with an inception-to-date loss of $156.9 million as of April 30, 2019, which raises substantial doubt. Further, the Company has never generated any cash from its operations and does not expect to generate meaningful cash in the near term. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

As of April 30, 2019, the Company had cash, cash equivalents and investment securities of $23.3 million. The Company had cash of $4.2 million and cash equivalents of $18.1 million for a total cash and cash equivalents balance of $22.3 million. In addition, the Company had short-term investment securities of $1.0 million. Cash flows from financing activities continued to provide the primary source of our liquidity. Net cash provided by financing activities was $17.2 million during the nine months ended April 30, 2019, which was primarily attributable to the net proceeds received from the Alpha Holdings agreement, Aspire Capital agreement and the exercise of certain stock options (See Note 7).

Additionally, subsequent to April 30, 2019, the Company received gross proceeds of approximately $11.0 million from the sale of our common stock and warrants. (see Note 12). As of May 28, 2019, the Company had cash, cash equivalents and investment securities of approximately $31.4 million.

The above financing activities substantially increased the Company’s cash position. As a result, as of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities during the nine months ended April 30, 2018 and through June 2019 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements. The Company is anticipating raising additional capital but there can be no assurance that it will be able to do so or if the terms will be favorable.

Note 4—Investment Securities

The amortized cost, gross unrealized losses, and fair value of securities held to maturity are as follows as of April 30, 2019:

Description	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
Investment securities
U.S. treasury securities with maturities of one year or less	$998,938	$-	$(188)	$998,750
Total	$998,938	$-	$(188)	$998,750

The fair values of held to maturity securities, excluding U.S. treasury securities, were obtained using an independent third-party financial institution. Management made no adjustments to the fair value quotes that were provided by the third-party financial institution. The fair values of U.S. treasury securities were determined using quoted, active market prices for identical securities.

During the nine months ended April 30, 2019, the Company sold investments, categorized as held to maturity, with a net carrying amount of $5,989,928 for gross proceeds of $5,977,794 and realized a loss of $0 and $12,134 during the three and nine months ended April 30, 2019, respectively. The sale of the securities was suggested by the Company’s investment advisors and the event is isolated.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2019	July 31, 2018
Equipment and furniture	$1,873,880	$1,873,880
Computer software	109,242	109,242
Leasehold improvements	21,936	12,054
Property and equipment, gross	2,005,058	1,995,176
Accumulated depreciation and amortization	(912,949)	(729,514)
Total	$1,092,109	$1,265,662

Depreciation and amortization expense recorded for the three and nine months ended April 30, 2019 was approximately $61,000 and $183,000, respectively. Depreciation and amortization expense recorded for the three and nine months ended April 30, 2018 was approximately $82,000 and $273,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2019	July 31, 2018
Research and development costs	$2,507,622	$3,801,211
Professional services fees	1,084,678	770,853
Other	243,980	206,828
Total	$3,836,280	$4,778,892

Accrued Compensation and Related

Accrued compensation is comprised of the following:

	April 30, 2019	July 31, 2018
Separation costs	$808,915	$840,320
Accrued payroll	252,160	215,937
401K payable	-	14,487
Total	$1,061,075	$1,070,744

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	April 30, 2019	July 31, 2018
Deferred rent	$752,393	$1,101,222
Separation costs	-	371,408
Total	$752,393	$1,472,630

Note 6—Note Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.250% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At April 30, 2019, the outstanding balance related to this finance agreement was $165,768.

Note 7—Stockholders’ Equity

Aspire Capital

On March 29, 2019, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) pursuant to which the Company agreed to issue and sell to Aspire Capital shares of its common stock equal to an aggregate amount of up to $20.0 million at the Company’s request from time to time during a 30-month period. The Company has filed with the Securities and Exchange Commission a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 registering all the shares of common stock that may be offered to Aspire Capital from time to time. In consideration for entering into the Purchase Agreement the Company issued to Aspire Capital 120,201 shares of the Company’s common stock which represented 3% of the aggregate commitment.

Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 30,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of:

●	the lowest sale price of the Company’s common stock on the purchase date; or

●	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

Upon execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 400,674 shares of common stock for total proceeds, before expenses, of $2,000,000. Additionally, in April 2019, the Company sold a total of 90,000 shares of its common stock to Aspire Capital resulting in the Company receiving total proceeds, before expenses, of approximately $520,000 in cash. There were no underwriting or placement agent fees associated with the offering.

On May 27, 2019, the Company terminated the Purchase Agreement.

Alpha Holdings

On August 31, 2018, the Company entered into a stock purchase agreement (the “Agreement”) with Alpha Holdings, Inc. (“Alpha Holdings”), pursuant to which the Company agreed to issue and sell to Alpha Holdings shares of its common stock equal to an aggregate amount of up to $15.0 million at a market purchase price of $15.00 per share, which was the closing price of the Company’s common stock the day immediately before the Agreement was executed by the parties.

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 533,333 shares of common stock at a purchase price of $15.00 per share. There were no underwriting or placement agent fees associated with the offering.

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 466,666 shares of common stock at a purchase price of $15.00 per share. There were no underwriting or placement agent fees associated with the offering.

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

On May 27, 2019, the Company terminated the Sales Agreement.

Common Stock Option Exercise

During the nine months ended April 30, 2019, shares of common stock issued related to option exercises totaled 43,029. The Company realized proceeds of $0.6 million from the stock option exercises.

February 2018 Offering

On February 6, 2018, the Company completed a follow-on public offering, selling 1,333,333 shares at an offering price of $15.00 per share. Additionally, the underwriters exercised in full their over-allotment option to purchase an additional 200,000 shares at an offering price of $15.00 per share. Aggregate gross proceeds from this follow-on public offering, including the exercise of the over-allotment option, were approximately $23.0 million, and net proceeds received, after underwriting fees of approximately $1.7 million and offering expenses of approximately $0.5 million, were approximately $20.8 million.

November 2017 Warrant Exercise Inducement Offering

On November 13, 2017, the Company entered into a warrant exercise agreement with certain holders of outstanding warrants (the “Original Warrants”) to purchase up to an aggregate of 550,964 shares of the Company’s common stock at an exercise price of $16.90 per share. Pursuant to the terms of the warrant exercise agreement, each holder agreed to exercise, from time to time and in accordance with the terms of the Original Warrants, including certain beneficial ownership limitations set forth therein, all Original Warrants held by it for cash. As a result of the exercise of all of the Original Warrants, the Company received gross proceeds of approximately $9.3 million and net proceeds, after deducting estimated expenses paid or payable by the Company, of approximately $9.1 million.

Pursuant to the terms of the warrant exercise agreement, and in order to induce each holder to exercise its Original Warrants, the Company issued 137,741 new warrants to purchase a number of shares of its common stock which is equal to 25% of the number of shares of common stock received by such holders upon the cash exercise of its Original Warrants. The terms of the inducement warrants are substantially similar to the terms of the Original Warrants, except that the inducement warrants: (i) have an initial exercise price of $22.60 per share; (ii) become exercisable on May 13, 2018 and expire on November 13, 2019; and, (iii) contain certain additional transfer restrictions and limitations due to their offer and sale in a private placement offering.

Also on November 13, 2017, and in connection with its entry into the warrant exercise agreement, the Company agreed to issue warrants to purchase up to an aggregate of 113,830 shares of its common stock to the accredited investors that participated in the Company’s offerings completed in October 2017, in consideration for such investors agreement to waive certain covenants made by the Company to such investors and as an inducement to such investors to exercise certain other warrants to purchase the Company’s common stock. The terms of the October 2017 investor warrants are substantially similar to the terms of the new warrants, except that the October 2017 investor warrants will become exercisable only if and when each October 2017 investor exercises in full and for cash the warrants to purchase the Company’s common stock that were sold to such investors in the Company’s offerings completed in October 2017.

The warrants issued in connection with the warrant exercise agreement were considered inducement warrants and are classified in equity. The fair value of the warrants issued was approximately $2.5 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 2.0-year life, volatility of 73.12% and a risk-free interest rate of 1.7%). The fair value of the inducement warrants of $2.5 million was expensed as warrant inducement expense in the accompanying condensed consolidated statement of operations for the three and nine months ended April 30, 2018.

First October 2017 Offering

On October 25, 2017, the Company completed an offer and sale to certain accredited investors of, in a registered public offering, 527,093 shares of its common stock and, in a concurrent private placement offering, warrants to purchase an aggregate of up to 395,320 shares of its common stock, all at a purchase price of $13.4375 per share. The warrants have an initial exercise price of $12.50 per share, became exercisable on October 25, 2017 and expire on April 25, 2022. The gross proceeds of the offering were $7.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $6.2 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a nonaccountable sum of $60,000, and (ii) warrants to purchase up to an aggregate of 31,625 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $16.80 per share, became exercisable on their original issuance date and expire on October 21, 2022.

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

Second October 2017 Offering

On October 25, 2017, the Company completed an offer and sale to one accredited investor of 80,000 shares of its common stock and warrants to purchase up to 60,000 shares of its common stock, all at a purchase price of $13.4375 per share and associated warrant. The warrants have an initial exercise price of $12.50 per share, became exercisable on April 27, 2018 and will expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $15,000, and (ii) warrants to purchase up to an aggregate of 4,800 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $16.80 per share, became exercisable on their original issuance date and expire on October 25, 2022.

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

ATM Program

On July 25, 2017, the Company entered into an equity distribution agreement with Oppenheimer & Co. Inc. (“Oppenheimer”) to commence an “at the market” offering program (the “ATM Program”), under which the Company was permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of the Company’s common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 89,731 shares of the Company’s common stock were sold in the ATM Program during the nine months ended April 30, 2018, for net proceeds to the Company, after deducting Oppenheimer’s commissions and other expenses paid or payable by the Company, of $1.1 million. Effective as of October 22, 2017, the Company terminated the ATM Program. As a result of such termination, no further offers or sales of the Company’s common stock will be made in the ATM Program.

Outstanding Warrants

At April 30, 2019, the Company had outstanding warrants to purchase 892,890 shares of its common stock, with exercise prices ranging from $12.50 to $180.00, all of which were classified as equity instruments. These warrants expire at various dates between May 2019 and April 2023.

Note 8—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of April 30, 2019, there were an aggregate of 950,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 50,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Award

On August 22, 2018, the Company entered into a stock option cancellation agreement with an individual. As per the terms of the agreement, 30,000 fully vested stock options were cancelled. On August 22, 2018, the Company issued 17,500 shares of restricted common stock. Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing the increase as a charge to the statement of operations. The Company computed the fair value of the cancelled award and compared the fair value to that of the restricted stock award. The Company recorded the excess of the fair value of the restricted stock award over the fair value of the cancelled award, or $135,425, to compensation costs with an offsetting entry to common stock and additional paid in capital on the date of the modification.

Cancellation of Award

On October 23, 2018, the Company entered into stock option cancellation agreements with two consultants. As per the terms of the agreements, an aggregate of 53,500 stock options were cancelled. The consultants were not issued replacement awards under the cancellation agreements. Under ASC 718, a cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation cost shall be recognized at the cancellation date. The Company recorded unrecognized compensation of the cancelled awards, or $377,278, to compensation costs with an offsetting entry to additional paid in capital on the date of the cancellation.

Stock Options

During the nine months ended April 30, 2019, the Company granted options to purchase 125,350, 77,500 and 1,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $6.001 to $15.80. The stock options issued to directors have a 10-year term, vest over a period ranging from one to three years and have exercise prices ranging from $5.80 and $8.412. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have an exercise price of $6.254.

During the nine months ended April 30, 2019, the Company granted options to purchase 20,000 and 50,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $16.40. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $8.461 and $14.30.

During the nine months ended April 30, 2018, the Company granted options to purchase 125,900, 115,000 and 70,500 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $9.20 and $18.60. The stock options issued to directors have a 10-year term, vest over one year and have exercise prices ranging from $9.79 and $19.40. The stock options issued to consultants have a 10-year term, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $10.00 and $18.80.

During the nine months ended April 30, 2018, the Company granted its President and Chief Executive Officer, Mr. Daniel J. O’Connor, options to purchase 250,000 shares of the Company’s common stock outside of the 2011 Plan. This grant was approved by stockholders at the Company’s annual meeting on January 12, 2018. Of the total grant, options on 100,000 shares vested upon stockholder approval and options on 100,000 shares will vest over a two-year period from the date of grant. Mr. O’Connor also received a performance stock option award to purchase up to 50,000 shares of the Company’s common stock, which is subject to vesting as to options on 25,000 shares on the date of the Company’s achievement of 100% enrollment in the first cohort of its PISCES/KEYNOTE-695 study and as to the remaining options on 25,000 shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Nine Months Ended April 30, 2019	Nine Months Ended April 30, 2018
Expected term (years)	5.00 – 6.5 years	5.00 – 6.5 years
Risk-free interest rate	2.31 – 3.09%	1.66 – 2.81%
Volatility	72.88 – 82.77%	73.30 –92.0%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the nine months ended April 30, 2019:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2018	891,272	$15.00
Granted	273,850	$8.40
Exercised	(43,029)	$13.20
Forfeited/Cancelled	(206,115)	$15.50
Expired	(700)	$57.60
Outstanding – April 30, 2019	915,278	$13.00
Exercisable – April 30, 2019	592,209	$14.60

As of April 30, 2019, the total intrinsic value of options outstanding and exercisable was approximately $0 and $0, respectively. As of April 30, 2019, the Company has approximately $2.5 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.40 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.6 million and $2.6 million, respectively. Of this balance, $0.2 million and $1.1 million, respectively, was recorded to research and development and $0.4 million and $1.5 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2019.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.9 million and $4.5 million, respectively. Of this balance, $0.4 million and $0.7 million, respectively, was recorded to research and development and $1.5 million and $3.8 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2018.

The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2019 was $4.00 and $5.70, respectively. The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2018 was $11.00 and $12.40, respectively.

Restricted Stock Units

In December 2018, the Company granted its President and Chief Executive Officer 75,000 restricted stock unit awards (“RSUs”). The units vest as follows: 6,250 units vested on April 30, 2019, and the remaining 68,750 units vest in equal quarterly installments of 6,250 units beginning on April 30, 2019 and ending on October 31, 2021. The closing price of the Company’s common stock on the date of grant was $6.00 per share, which is the fair market value per unit of the RSUs.

In October 2018, the Company granted 5,000 RSUs to an employee. The units vest as follows: 1,250 units vested on October 29, 2018, and the remaining 3,750 units vest according to the following vesting schedule: 1,250 units on October 29, 2019, 1,250 units on October 29, 2020 and 1,250 units on October 29, 2021. The closing price of the Company’s common stock on the date of grant was $16.40 per share, which is the fair market value per unit of the RSUs.

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

For the three and nine months ended April 30, 2019, the Company recorded $0.1 million and $0.5 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

As of April 30, 2019, there were 88,114 RSUs outstanding.

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

For the three and nine months ended April 30, 2018, the Company recorded $1.1 million and $1.4 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statement of operations.

Shares Issued to Consultants

During the three and nine months ended April 30, 2019, 15,300 and 48,000 shares of common stock valued at $212,910 and $669,240, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of $211,893 and $657,504, respectively, during the three and nine months ended April 30, 2019.

During the three and nine months ended April 30, 2018, 32,357 and 79,859 shares of common stock valued at $600,400 and $1,443,650, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares vested. The Company recorded compensation expense relating to the share issuances of $600,400 and $1,443,650, respectively, during the three and nine months ended April 30, 2018.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The first offering period under the ESPP ended on July 31, 2016, with 1,778 shares purchased and distributed to employees. The second offering period under the ESPP ended on January 31, 2017, with 1,863 shares purchased and distributed to employees, and the third offering period under the ESPP ended on July 31, 2017, with 2,164 shares purchased and distributed to employees. The fourth offering period under the ESPP ended on January 31, 2018, with 1,896 shares purchased and distributed to employees, and the fifth offering period under the ESPP ended on July 31, 2018, with 1,207 shares purchased and distributed to employees. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees. At April 30, 2019, there were 39,661 shares remaining available for issuance under the ESPP.

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

Approximately $13,200 and $16,300 was recorded as stock-based compensation during the nine months ended April 30, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at April 30, 2019:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	915,278
Common Stock reserved for restricted stock unit release	88,114
Common Stock authorized for future grant under the 2011 Plan	99,464
Common Stock reserved for warrant exercise	892,890
Common Stock reserved for future ESPP issuance	39,661
Total Common Stock reserved for future issuance	2,035,407

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

On October 26, 2018, the Company and an employee entered into a separation and release agreement in connection with the employee’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former employee severance compensation of $415,000, less applicable withholdings, in the form of salary and bonus continuation in accordance with the Company’s customary payroll practices. In addition, the Company agreed to pay the cost of health insurance for 12 months from the date of separation and accelerate the vesting of 2,500 RSUs. On October 26, 2018, the Company recorded a liability of $451,112 on its condensed consolidated balance sheet, and the offsetting charge was recorded in research and development expense as salary expense.

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

While the lease and all of the related obligations were assigned to Vividion, the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded as of April 30, 2019 and July 31, 2018.

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

Total rent expense for the three months ended April 30, 2019 and 2018 was approximately $177,000 and $379,000, respectively. Total rent expense for the nine months ended April 30, 2019 and 2018 was approximately $547,000 and $1,213,000, respectively.

We believe our current facilities are adequate to meet our current operating needs and will remain adequate for the foreseeable future. Should we need additional space, we currently do not foresee significant difficulties in obtaining additional facilities.

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $7,000 and $52,000 for the three and nine months ended April 30, 2019, respectively. The Company’s contributions totaled approximately $25,000 and $74,000 for the three and nine months ended April 30, 2018, respectively.

Note 11—Related Party Transactions

The Company subleased a portion of its office space to another company beginning April 1, 2017 and ending March 31, 2018. The Company’s former President and two other members of the Company’s Board of Directors held positions as directors and/or officers of the sublessee. The Company received payments totaling $7,700 and $27,200 related to the sublease during the three and nine months ended April 30, 2018, respectively.

Note 12—Subsequent Events

On May 20, 2019, the Company effected a one-for-ten reverse stock split of our authorized and outstanding common stock. Under Nevada law, and in accordance with NRS Section 78.207, the split was approved by the Board of Directors of the Company and shareholder approval was not required. Pursuant to this reverse stock split, the total number of authorized common shares was reduced to 16,000,000 shares and the number of common shares outstanding was reduced from 71,216,082 shares to 7,121,594 shares (which reflects adjustments for fractional share settlements). The par value was not adjusted as a result of the reverse stock split. All applicable share and per share information contained in these condensed consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

On May 24, 2019, we completed our offer and sale of an aggregate of 3,492,063 shares of our common stock, together with 3,492,063 accompanying warrants to purchase an aggregate of 2,619,047 shares of our common stock, at a combined purchase price of $3.15 per share of common stock and warrant. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by us, were approximately $10.1 million. In connection with the offering, we paid the placement agent (i) a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 45 days, to purchase up to an additional 523,809 shares of our common stock (the “Option Shares”) and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of our common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024.

On June 5, 2019, we received written confirmation from the Staff of Nasdaq notifying us that we have now met the minimum bid price requirement and have regained compliance under Listing Rule 5810(c)(3)(A) following ten consecutive trading days where the Company’s common stock closed at prices above $1.00, and that Nasdaq considers the matter closed.

On June 10, 2019, we announced the board adopted a Change in Control Plan, which began effective on June 7, 2019.

Subsequent to April 30, 2019, shares of common stock issued to executives and employees related to vested RSU’s totaled 6,541.

Subsequent to April 30, 2019, shares of common stock issued to consultants for services totaled 8,200.

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

Overview

We are a biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® electroporation platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

We have completed monotherapy and combination programs and our current focus is to pursue clinical development programs with TAVO, in combination with checkpoint inhibitors, in metastatic melanoma, triple negative breast cancer (“TNBC”), squamous cell head and neck (“SCCHN”) and cervical cancer. The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition to TAVO, we have identified and are developing new DNA-encoded therapeutic candidates and tumor indications for use with our new Visceral Lesion Applicator (“VLA”), to target deep visceral lesions, such as liver, lung or pancreatic lesions.

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including performance of the KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, the continuation of our other clinical trials and studies. We anticipate our spending on clinical programs and the development of our next-generation electroporation device will continue throughout our current fiscal year, primarily in support of the KEYNOTE-695 and KEYNOTE-890 studies, while our spending on research and development programs will be prioritized, based on our focus on the KEYNOTE-695 and KEYNOTE-890 studies. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Results of Operations for the Three Months Ended April 30, 2019 Compared to the Three Months Ended April 30, 2018

The unaudited financial data for the three months ended April 30, 2019 and April 30, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2019	April 30, 2018	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	4,222,193	4,153,228	68,965	2
General and administrative	2,691,796	5,138,942	(2,447,146)	(48)
Loss from operations	(6,913,989)	(9,292,170)	(2,378,181)	(26)
Other income, net	113,360	91,217	(22,143)	(24)
Interest expense	(987)	-	987	100
Loss on disposal of property and equipment	-	(859,600)	(859,600)	(100)
Foreign currency exchange loss, net	(77,965)	-	77,965	100
Loss before income taxes	(6,879,581)	(10,060,553)	(3,180,972)	(32)
Provision for income taxes	3,520	-	3,520	100
Net loss	$(6,883,101)	$(10,060,553)	(3,177,452)	(32)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $0.1 million, from $4.1 million during the three months ended April 30, 2018 to $4.2 million during the three months ended April 30, 2019. This increase was primarily due to the following approximate increases: (i) $0.3 million in higher payroll and related-benefits expense due to an increase in headcount, and (ii) $0.3 million in clinical trial-related costs to support our various clinical studies. These increases were partially offset by (i) $0.2 million decrease in lower facility rent costs due to moving to a new facility in April 2018, and (ii) $0.3 million in lower stock-based compensation costs.

General and Administrative

Our general and administrative expenses decreased by approximately $2.4 million, from $5.1 million during the three months ended April 30, 2018 to $2.7 million during the three months ended April 30, 2019. This decrease was primarily due to the following approximate decreases: (i) $2.2 million in stock-based compensation expense primarily related to award cancellations, fewer awards issued, a decrease in the fair value of our stock and the acceleration of certain RSU’s in the prior comparable period; and (ii) $0.4 million in payroll and related-benefits expense driven by a decrease in headcount, including two former executives. These decreases were partially offset by an increase of (i) $0.1 million in general corporate and legal patent costs, and (ii) $0.1 million in travel and travel related expenses relating to corporate development activities.

Other Income, Net

Other income, net, increased by approximately $22,000 during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018 primarily as a result of higher yields on marketable securities investment accounts.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment decreased by $0.9 million, from $0.9 million during the three months ended April 30, 2018 to $0 during the three months ended April 30, 2019. This decrease was due to the loss on disposal of property and equipment related to our move to a smaller facility in San Diego, California in April 2018.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.1 million during the three months ended April 30, 2019 as compared to the three months ended April 30, 2018. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Nine Months Ended April 30, 2019 Compared to the Nine Months Ended April 30, 2018

The unaudited financial data for the nine months ended April 30, 2019 and April 30, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2019	April 30, 2018	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	13,708,168	10,561,314	3,146,854	30
General and administrative	9,189,293	12,943,077	(3,753,784)	(29)
Loss from operations	(22,897,461)	(23,504,391)	(606,930)	(3)
Other income, net	333,665	148,731	(184,934)	(124)
Interest expense	(987)	-	987	100
Loss on disposal of property and equipment	-	(875,098)	(875,098)	(100)
Warrant inducement expense	-	(2,465,396)	(2,465,396)	(100)
Foreign currency exchange loss, net	(185,967)	-	185,967	100
Realized loss on sale of securities, net	(12,134)	-	12,134	100
Loss before income taxes	(22,762,884)	(26,696,154)	(3,933,270)	(15)
Provision for income taxes	10,860	952	9,908	1,041
Net loss	$(22,773,744)	$(26,697,106)	(3,923,362)	(15)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful, or any, revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $3.1 million, from $10.6 million during the nine months ended April 30, 2018 to $13.7 million during the nine months ended April 30, 2019. This increase was primarily due to the following approximate increases: (i) $1.5 million in higher payroll and related-benefits expense, of which $0.2 million was related to bonus expense and $0.4 million was related to severance expense; (ii) $1.8 million in clinical trial-related costs to support our various clinical studies, and (iii) $0.4 million in stock-based compensation expense for employees and consultants. These increases were partially offset by $0.6 million decrease in lower facility rent costs due to moving to a new facility in April 2018.

General and Administrative

Our general and administrative expenses decreased by approximately $3.7 million, from $12.9 million during the nine months ended April 30, 2018 to $9.2 million during the nine months ended April 30, 2019. This decrease was primarily due to the following approximate decreases: (i) $3.8 million in stock-based compensation expense primarily related to award cancellations, fewer awards issued, a decrease in the fair value of our stock and the acceleration of certain RSU’s in the prior comparable period; (ii) $0.8 million in payroll and related-benefits expense driven by a decrease in headcount, including two former executives, and (iii) $0.2 million decrease in lower facility rent & utilities costs due to moving to a new facility in April 2018. These decreases were partially offset by an increase of (i) $0.5 million in general corporate and legal patent costs; (ii) $0.3 million in consulting costs, and (iii) $0.1 million in travel and travel related expenses relating to corporate development activities.

Other Income, Net

Other income, net, increased by approximately $0.2 million during the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018 primarily as a result of higher yields on marketable securities investment accounts.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment decreased by $0.9 million, from $0.9 million during the nine months ended April 30, 2018 to $0 during the nine months ended April 30, 2019. This decrease was due to the loss on disposal of property and equipment related to our move to a smaller facility in San Diego, California in April 2018.

Warrant Inducement Expense

The warrants issued during the nine months ended April 30, 2018 in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.2 million during the nine months ended April 30, 2019 as compared to the nine months ended April 30, 2018. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At April 30, 2019	At July 31, 2018
Current assets	$25,542,868	$28,621,823
Current liabilities	5,063,123	5,849,636
Working capital	$20,479,745	$22,772,187

Current Assets

Current assets as of April 30, 2019 decreased to $25.5 million, from $28.6 million as of July 31, 2018. This decrease was primarily due to a decrease in cash, cash equivalents and short-term investment securities from $27.0 million as of July 31, 2018 to $23.3 million as of April 30, 2019, as a result of cash used to support our operating activities.

Current Liabilities

Current liabilities as of April 30, 2019 decreased to $5.1 million, from $5.8 million as of July 31, 2018. This decrease was primarily due to the timing of payments of accrued expenses. The decrease was partially offset by a short-term note entered into during the nine months ended April 30, 2019.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2019 was $20.9 million, as compared to $17.0 million for the nine months ended April 30, 2018. The $3.9 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the nine months ended April 30, 2019 was $22.2 million, as compared to net cash used in investing activities of $23.3 million for the nine months ended April 30, 2018. The increase in cash provided by investing activities was related to maturities and sales of certain investment securities. Net cash used in investing activities for the nine months ended April 30, 2018 was primarily related to our movement of cash from a bank interest-earning account to two short-term investment accounts. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities for the nine months ended April 30, 2019 was $17.2 million, as compared to $39.0 million for the nine months ended April 30, 2018. Net proceeds during the nine months ended April 30, 2019 was primarily attributable to the net proceeds received from the Alpha Holdings offering. Net proceeds during the nine months ended April 30, 2018 was primarily attributable to the net proceeds received from our October 2017 offerings, November 2017 warrant exercise inducement offerings and February 2018 offering (see “Sources of Capital” below).

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

We currently estimate our monthly working capital requirements to be approximately $2.2 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, rate of consumption, as well as our current cash levels, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

2019 Public Offering

On May 22, 2019, we entered into an underwriting agreement (the “Underwriting Agreement”) with A.G.P./Alliance Global Partners, as representative of several underwriters. Pursuant to the Underwriting Agreement, we agreed to sell, in a firm commitment underwritten public offering, 3,492,063 shares of our common stock, $.0001 par value per share, and 3,492,063 warrants to purchase up to 2,619,047 shares of common stock at a combined price to the public of $3.15 per share of common stock and warrant, less underwriting discounts and commissions. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by us, were approximately $10.3 million. In connection with the offering, we paid the placement agent (i) a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the Underwriting Agreement, we granted the underwriters an over-allotment option, exercisable for 45 days, to purchase up to an additional 523,809 shares of our common stock and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of our common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024.

Aspire Capital

On March 29, 2019, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) pursuant to which the Company agreed to issue and sell to Aspire Capital shares of its common stock equal to an aggregate amount of up to $20.0 million at the Company’s request from time to time during a 30-month period. The Company has filed with the Securities and Exchange Commission a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 registering all the shares of common stock that may be offered to Aspire Capital from time to time. In consideration for entering into the Purchase Agreement the Company issued to Aspire Capital 120,201 shares of the Company’s common stock which represented 3% of the aggregate commitment.

Under the Purchase Agreement, on any trading day selected by the Company, the Company has the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 30,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of:

●	the lowest sale price of the Company’s common stock on the purchase date; or

●

the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date.

Upon execution of the Purchase Agreement, the Company agreed to sell to Aspire Capital 400,673 shares of common stock for total proceeds, before expenses, of $2,000,000. Additionally, in April 2019, the Company sold a total of 90,000 shares of its common stock to Aspire Capital resulting in the Company receiving total proceeds, before expenses, of approximately $520,000 in cash. There were no underwriting or placement agent fees associated with the offering. On May 27, 2019, the Company terminated the Purchase Agreement.

Alpha Holdings

On August 31, 2018, the Company entered into a stock purchase agreement (the “Agreement”) with Alpha Holdings, Inc. (“Alpha Holdings”), pursuant to which the Company agreed to issue and sell to Alpha Holdings shares of its common stock equal to an aggregate amount of up to $15.0 million at a market purchase price of $15.00 per share, which was the closing price of the Company’s common stock the day immediately before the Agreement was executed by the parties. There were no underwriting or placement agent fees associated with the offering.

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 533,333 shares of common stock at a purchase price of $15.00 per share. On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 466,666 shares of common stock at a purchase price of $15.00 per share. There were no underwriting or placement agent fees associated with the offering.

Common Stock Option Exercise

During the nine months ended April 30, 2019, shares of common stock issued related to option exercises totaled 43,029. The Company realized proceeds of $0.6 million from the stock option exercises.

Controlled Equity Offering Sales Agreement

On November 2, 2018, the Company entered into a Sales Agreement with Cantor Fitzgerald & Co. regarding an at-the-market offering, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. To date, the Company has not made any sales of shares under the Sales Agreement. On May 27, 2019, the Company terminated the Sales Agreement.

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

Tax Reform

The Tax Cuts and Jobs Act was signed into law in December 2017, impacting federal corporate tax rates. While the Act will impact certain aspects in the calculation of our tax provision, we maintain a full valuation allowance and the effects of the 2017 Tax Act did not have a significant impact on the Company’s unaudited condensed consolidated financial statements for the three and nine months ended April 30, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2019. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of April 30, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 1, 2019 to April 1, 2019, we issued a total of 9,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $6.08 per share for services rendered.

From February 1, 2019 to April 1, 2019, we issued a total of 3,300 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $6.08 per share for services rendered.

On March 12, 2019, we issued 1,500 shares of our common stock to a third-party firm pursuant to a consulting agreement at a market price of $5.37 per share for services rendered.

On April 11, 2019, we issued 1,500 shares of our common stock to a third-party firm pursuant to a consulting agreement at a market price of $6.41 per share for services rendered.

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
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2019

By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

Dated: June 14, 2019

