Form 10-K
period 2019-07-31
ONCOSEC MEDICAL Inc
filed 2019-10-28
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2019

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________.

Commission file number 000-54318

ONCOSEC MEDICAL INCORPORATED

(Exact name of registrant as specified in its charter)

Nevada	98-0573252
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

24 North Main Street
Pennington, NJ	08534

3565 General Atomics Court, Suite 100
San Diego, CA	92121
(Address of principal executive offices)	(Zip Code)

(855) 662-6732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol	Name of Exchange on which Registered:
Common Stock, par value $0.0001 per share	ONCS	Nasdaq Capital Market

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $47,184,790, computed by reference to the price at which the registrant’s common stock was last sold on such date, as reported by the Nasdaq Capital Market. Shares of common stock held by the registrant’s officers and directors and holders of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.

As of October 25, 2019, there were 10,672,928 outstanding shares of the Company’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2019 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2019, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

●	our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory agency for one or more Biologics License Applications, or BLAs, or New Drug Applications, or NDAs;

●	our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

●	our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

●	our ability to obtain and maintain adequate reimbursement for our products;

●	our ability to obtain the desired labeling of our products under any regulatory approval we might receive;

●	our plans to develop and commercialize our products;

●	the structure, timing and completion of the proposed strategic partnerships with China Grand Pharmaceuticals and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.;

●	the successful development and implementation of sales and marketing campaigns;

●	the loss of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash and investments;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	our ability to maintain license agreements for our licensed product candidates;

●	the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

●	the ability of our product candidates to successfully perform and advance in clinical trials;

●	our continued compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for initiation and conduct of clinical trials;

●	our ability to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

●	the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

●	our ability to successfully implement our strategy.

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

We own registered trademark rights in the United States to ImmunoPulse®, and we have filed applications in the United States and in certain foreign jurisdictions to register trademark rights to ImmunoPulse and OncoSec. Other service marks, trademarks or trade names used in this report are the property of their respective owners. We do not use the ® or ™ symbol in each instance in which one of our registered or common law trademarks appears in this report, but this should not be construed as any indication that we will not assert our rights thereto to the fullest extent permissible under applicable law.

We make available, free of charge, on our website, www.oncosec.com, our reports on Forms 10-K, 10-Q, 8-K and amendments thereto, as soon as reasonably practical after we file such materials with the SEC. Any information that we include on or link to our website is not, and should not be considered, part of this report.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation (“EP”) delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® EP platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, triple negative breast cancer (“TNBC”), and squamous cell carcinoma head and neck (“SCCHN”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and we plan to complete enrollment in this study in first half 2020. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, we entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients. We plan to complete enrollment in fourth quarter 2019 and provide interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

OMS-131 is an investigator-initiated clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study targets patients with SCCHN and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients.

In June 2019, we entered into a collaboration with Dana-Farber Cancer Institute (“DFCI”), a world-leading cancer research and treatment institution, and The Marasco Laboratory, a cutting-edge CAR T-cell research laboratory led by Wayne Marasco, M.D., Ph.D., a renowned cancer immunology researcher, to develop CAR T-cell therapies for triple-negative breast cancer and ovarian cancer.

We intend to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, we are also developing our next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with our recently announced generator, APOLLOTM, to leverage plasmid-optimized EP, enhancing the depth and frequency of transfection of immunologically relevant genes into cells located in deep visceral lesions. Using our next-generation technology, our goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand our pipeline. We believe that the flexibility of our propriety plasmid-DNA technology allows us to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In March 2019, the Company had a poster presentation at the 2019 America Association for Cancer Research (“AACR”) where it presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and plan to make it available under Australia’s Special Access Scheme (“SAS”) in 2019. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

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

CLINICAL PROGRAMS

Our Lead Product Candidate: TAVO

Our lead product candidate, TAVO, is a drug-device combination. The drug consists of a plasmid construct called tavokinogene telseplasmid, or TAVO, with plasmid DNA-encoded, IL-12, and is delivered into a tumor using our proprietary electroporation device. Our clinical data indicates that the in vivo gene transfer of plasmid DNA-encoded IL-12 using EP is well-tolerated and anti-tumor activity has been observed after a single cycle of treatment. Importantly, regression in distant, non-injected/non-electroporated lesions has also been observed (“abscopal effect”) in different solid cancers.

Our Clinical Pipeline

MELANOMA

Melanoma is a deadly form of skin cancer with rapidly rising incidences both in the U.S. and internationally. The National Cancer Institute (“NCI”) Surveillance, Epidemiology and End Results (“SEER”) Program estimates that 96,480 new melanoma cases were diagnosed in 2019, representing 5.5% of all new cancer cases in the U.S. Overall, the five-year survival rate for melanoma, regardless of disease stage, is high (92.2%); however, according to SEER 2019, for patients who present with metastatic disease and receive systemic treatment, the five-year survival rate is considerably lower at less than 25%. Despite recent advances in therapy, advanced metastatic melanoma continues to present a major and increasing burden with significant morbidity and mortality.

KEYNOTE-695 Study (ongoing)

The KEYNOTE-695 study is a Phase 2b, open-label, single-arm, multi-center study of TAVO in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with histological diagnosis of melanoma with progressive locally advanced or metastatic disease defined as stage III/IV. KEYNOTE-695 study is evaluating 100 patients and is currently enrolling and treating patients in the United States, Canada, and Australia across approximately 20 sites, and we plan to treat patients in Europe.

KEYNOTE-695 enrollment criteria with respect to anti-PD-1 checkpoint failure is highly restrictive. In order to be considered an anti-PD-1 checkpoint failure, all patients must have histological or cytological confirmed diagnosis of unresectable melanoma (Stage III or IV) with progressive locally advanced or metastatic diseases, be refractory to anti-PD-1 monoclonal antibodies, namely KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab), as either monotherapy or in combination with other approved checkpoint inhibitors or targeted therapies according to their approved label, and must have relapsed as documented disease progression within 12 weeks of the last dose of anti-PD-1 monoclonal antibodies according to RECIST v1.1, measured by radiologic assessment. Patients can have no intervening therapies between failure of anti-PD-1 therapy and the TAVO / KEYTRUDA® combination treatment with the exception of approved BRAF/MEK inhibitor combinations. Patients that are BRAF eligible must receive and progress following BRAF treatment. The primary endpoint of the study, by blinded independent central review, is to assess the objective response rate (“ORR”) based on RECIST v1.1.

KEYNOTE-695 is a registration directed clinical trial. In order to be eligible for accelerated approval, the TAVO / KEYTRUDA® combination must treat a serious condition and provide a meaningful advantage over available therapies. Prior to the commencement of the study, within the context of the Fast Track designation request, the Company reviewed the patient inclusion and progression criteria, and other study requirements with FDA. In light of this review, we strictly defined the patient population to be enrolled in KEYNOTE-695 to include only those patients who have definitively failed prior anti-PD-1 checkpoint therapy, as determined by the above-described rigor, and who have exhausted all available FDA approved treatment options.

We had previously provided topline preliminary data updates at The Society for Immunotherapy of Cancer (“SITC”) in November of 2018, at our Business Outlook in February 2019, and at several Company investor presentations in the fall of 2019  which were made available publicly on the Company’s website. We plan to complete enrollment in the study in the first half 2020. Lastly, based on the outcome of the study and feedback from FDA, we plan to file for accelerated approval with the FDA for this patient population in second half 2020.

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

Initial data were presented in February 2017 at ASCO-SITC and the trial stopped enrolling patients in September 2017, allowing the Company to progress on KEYNOTE-695. The final data was selected for prominence at SITC 2017 and was presented during the oral poster session. The overall response rate in the 22-patient population was 43% by RECIST v1.1. at week 24 (best overall response rate was 50% by clinical assessment), with one Grade-3 adverse event of cellulitis that resolved with antibiotics. Based on these results, we believe the combination of TAVO and KEYTRUDA® demonstrated efficacy in this low TIL metastatic melanoma patient population and was well-tolerated. Further, long-term follow up has shown responses with significant durability, with all patients who experienced a response remaining in responding status. To date only one patient has required additional surgery to maintain remission.

OMS-100 (completed)

OMS-100 was an open-label Phase 2 trial of TAVO monotherapy in patients with metastatic melanoma. On December 5, 2014, we released top-line six-month data from a Phase 2 repeat dose trial of TAVO in patients with stage III/IV metastatic melanoma. We presented final data at the Melanoma Bridge Conference in 2018. This study is now locked with the data collected at 6 clinical centers. Thirty (30) patients with stage III/IV melanoma received up to four cycles of TAVO delivered by EP on days one, five and eight of each 12-week cycle. Of the 28 patients in the study who were evaluable, an objective response rate of 35.7% (10/28 patients) was observed. Five patients (17.9%) had a CR, 5 patients (17.9%) had a PR, 12 patients (42.9%) had SD. Of the distant untreated and assessed lesions that decreased in longest dimension by ≥ 30%, 17.4% (20/115) were assessed. Of the 26 patients with ≥ 1 assessed lesion, 12 patients (46.2%) had ≥ 1 assessed distant lesion with major regression (≥ 30%). Two patients were not evaluated due to not having evaluable distant untreated lesions. Other clinical endpoints included objective response rate, local and distant lesion regression, duration of response, overall survival and safety. The results of this study demonstrated that multiple treatment cycles of TAVO were well-tolerated, with no treatment-limiting toxicities. The majority of adverse events were localized to the treatment site and were Grade-1 or -2 in severity.

In order to continue to acquire clinical and immune correlational data on melanoma patients treated with TAVO, the protocol of the OMS-I100 study was amended in February 2014 to enroll up to an additional 30 patients. Enrollment in OMS-I100 Addendum was completed in March 2016. The study is now completed and the Company presented final data at the Melanoma Bridge Conference being held on November 29 – December 1, 2018. These data were selected for an oral presentation and will include new data demonstrating that local treatment with TAVO alone led to whole-body immune responses associated with regression of untreated lesions in almost half of the 50 patients treated on the study.

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

TRIPLE NEGATIVE BREAST CANCER (TNBC)

Breast cancer is the most common cancer diagnosed among U.S. women and is the second leading cause of cancer-related deaths. Worldwide, approximately 170,000 new cases of TNBC are diagnosed each year, with TNBC representing one of the four main molecular subtypes of invasive breast cancer, accounting for approximately 10 -20% of all breast cancer, according to breastcancer.org. According to the American Cancer Society, for patients who present with Stage 4 metastatic disease, the five-year survival rate is considerably lower at approximately 22%.

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

KEYNOTE-890 study (ongoing)

KEYNOTE-890 is a Phase 2, open-label, single-arm, multi-center study in the United States and Australia of TAVO in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with histologically confirmed diagnosis of inoperable locally advanced or metastatic TNBC who have received at least one prior line of approved systemic chemotherapy or immunotherapy.

In collaboration with Merck, we plan to complete enrollment in KEYNOTE-890 in fourth quarter 2019. We had previously provided topline interim preliminary data in May 2019 on the first group of patients enrolled from this study and we plan to provide additional interim preliminary data on these patients at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. Based on the outcome of the study and feedback from FDA, we plan to conduct additional clinical research in TNBC in a registration directed clinical trial.

OMS-140 (complete)

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

Preliminary data was presented at the SABCS annual meeting in 2018 and the enrollment in this trial (n=10) is now complete. The clinical observations from this study prompted the Company to conduct KEYNOTE-890, which is currently underway.

SQUAMOUS CELL CARCINOMA HEAD & NECK CANCER (SCCHN)

Head and neck cancer represent approximately 4% of all cancers in the U.S., and it is estimated over 65,000 patients will develop head and neck cancer this year with over 14,000 deaths.

OMS-131 (ongoing)

OMS-131 is an investigator-initiated Phase 2 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study targets patients with SCCHN and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients.

OMS-131, also referred to as the “TRIFECTA” study, was formed from the clinical observations from a 2017 pilot study of TAVO in head and neck cancer patients, which demonstrated clinical and biological results including evidence of synergy between TAVO and PD-1 antibodies in the disease.

DANA-FARBER CANCER INSTITUE

In June 2019, the Company entered into a collaboration with Dana-Farber Cancer Institute (“DFCI”), a world-leading cancer research and treatment institution, and The Marasco Laboratory, a cutting-edge CAR T-cell research laboratory led by Wayne Marasco, M.D., Ph.D., a renowned cancer immunology researcher, to develop CAR T-cell therapies for triple-negative breast cancer and ovarian cancer.

Under the terms of the agreement, the Company has acquired an exclusive option to licensing rights to the CAR T-cell product candidates and associated IP resulting from the research being conducted at The Marasco Laboratory using engineered single-chain variable fragment (scFv) antibodies in a dual-targeted bi-specific CAR T-cell approach. Previous research conducted by The Marasco Laboratory suggests their proprietary CAR T-cell technology has the potential to be effective against numerous solid tumor indications, while minimizing the toxicity that current CAR T-cell technologies exhibit when applied beyond liquid tumor indications.

ROSEWELL PARK COMPREHENSIVE CANCER CENTER

The Company has an ongoing research collaboration with Roswell Park Comprehensive Cancer Center (“Roswell Park”) to evaluate the use of Roswell Park’s intravital microscopy (“IVM”) and TAVOPLUS (enhanced IL-12 DNA-plasmid), in combination with our APOLLO™ EP generator in preclinical studies. The collaboration is led by Joseph Skitzki, MD, FACS, Associate Professor of Immunology, Associate Professor of Surgery and Chair of the Melanoma/Sarcoma Disease Site Research Group at Roswell Park.

DUKE UNIVERSITY

The Company has an ongoing research collaborative with Duke University’s Center for Applied Therapeutics (“Duke University”) to evaluate TAVOPLUS in combination or sequenced with a HER2-plasmid vaccine administered our APOLLO™ EP generator in preclinical studies. The research is led by Herbert Kim Lyerly, M.D., George Barth Geller Professor, Professor of Immunology, Surgery and Pathology at Duke University School of Medicine.

Other Trials and Studies

In addition to the trials and studies described above, we have also pursued and closed Phase 2 clinical trials in patients with Merkel cell carcinoma, and cutaneous T-cell lymphoma, although we do not have any active clinical programs related to these indicators at this time.

Visceral Lesion Applicator

We are developing our next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with our new EP generator, APOLLOTM, which optimizes the balance of lower voltage and longer pulse duration to significantly increase DNA-plasmid cellular transfection rates. Moving forward, we see significant opportunity to leverage this innovative technology to secure new partnerships that may allow us to expand our capabilities and drive shareholder value.

Emerge Health Pty

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and plan to make it available under Australia’s Special Access Scheme (“SAS”) in 2019. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Our ImmunoPulse® Platform

The effectiveness of many drugs and DNA-based therapeutics is dependent upon their crossing the cell membrane. In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to the cell resulted in a temporary and reversible increase in the permeability of the cell membrane, a mechanism known as “electroporation.”

The transient, reversible nature of the electrical permeabilization of cell membranes and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our ImmunoPulse® therapeutic approach. Our EP delivery system consists of an electrical generator, a reusable applicator handle and disposable tips. While the extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, research with EP delivery has demonstrated an improvement in cellular uptake of chemical molecules such as chemotherapeutic agents (e.g., bleomycin and cisplatin), and nucleic acids (e.g., DNA and RNA).

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

Like viral vectors and lipid nanoparticle technologies, EP has been used extensively in the clinic to deliver multiple therapeutic agents, including DNA. However, unlike these other technologies, EP has not seen the same safety concerns. In fact, the use of EP to deliver bleomycin intratumorally has been approved for use in Europe for cancers, such as basal cell carcinoma, and has been accepted across many European countries, including the United Kingdom.

Our ImmunoPulse® platform employs an EP system designed to create favorable conditions to deliver plasmid DNA encoding immunotherapeutic cytokines directly into cells of the tumor microenvironment. The cytokine-encoding plasmid is first injected into the tumor. A needle-electrode array then delivers the electrical pulses produced in the pulse generator.

Our lead product candidate, TAVO, consists of a plasmid construct encoding the proinflammatory cytokine IL-12 that is injected into the tumor and delivered into the tumor cells through in vivo EP using our ImmunoPulse® technology. We are also researching other DNA-encoded, immunologically-active molecules, with an aim of developing additional immunotherapeutic drugs that, when delivered through EP using our ImmunoPulse® platform, may be capable of breaking the immune system’s tolerance to cancer.

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

Manufacturing and Supply

Currently, we assemble and store certain components of our EP system, which is our proprietary delivery mechanism for our TAVO product candidate, and we utilize the services of qualified contract manufacturers to make the remaining components of these systems and for the manufacture, testing, packaging and storage of our plasmid product candidate for clinical trials or other studies. The manufacture of our systems and product supplies requires significant expertise and capital investment, including the use of advanced manufacturing techniques and process controls. We do not own and have no plans to build our own clinical or commercial Good Manufacturing Practices (“GMP”) manufacturing capabilities for device or drug substance or product. We expect to increase our reliance on third-party manufacturers if and when we commercialize any of our product candidates and systems.

We rely upon a small number of suppliers and manufacturers for our clinical activities. For manufacturing and distributing we use Cryosite, PCI, Richter-Helm Biologics, VGXI, Baxter Oncology GmbH, SGS, Minnetronix and EG Medacys, which collectively account for approximately 90% of clinical materials and EP systems support and materials. We believe there are alternate sources of raw material supply and finished goods manufacturing to satisfy our requirements, although transitioning to other vendors, if necessary, could result in significant delay or material additional costs. In addition, for combination trials, we typically rely exclusively on one supplier of the non-company-owned product used in the trial, such as our reliance upon Merck for the supply of KEYTRUDA® in the KEYNOTE-695 and KEYNOTE-890 studies.

We are ISO 13485:2016 certified and comply with all appropriate standards and authorities for the assembly, manufacturing and activities we conduct, and we have established an audited quality management system for these activities. In addition, all contract manufacturers that we use must comply with various requirements enforced by the FDA through its facilities inspection programs. See “Regulation” below for more information.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against all other developers of cancer treatments, including other immunotherapy treatments as well as other types of treatments for the cancer indications on which we are focused. In particular, a number of companies, some of which are large, well-established pharmaceutical companies, have development strategies similar to our current focus. These companies include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies, Checkmate, Immunomedics and Idera Pharmaceuticals. In addition, we also compete with other clinical-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages.

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

Intellectual Property

We believe our success and ability to compete depends in large part on our ability to protect our proprietary rights and technologies, including obtaining and maintaining patent, trademark and trade secret protection of our product candidates and their respective components and underlying technologies, including devices, formulations, manufacturing methods and methods of treatment, and appropriately safeguarding unpatented proprietary rights, including trade secrets and know-how. As of October 2019, we owned 15 issued patents (6 U.S. and 9 foreign) and 47 pending patent applications (13 U.S. and 34 foreign). We are currently prosecuting pending patent applications in various jurisdictions. One of our patent applications in the US with claims directed to cytokine-based intratumoral immunotherapies in combination with a checkpoint inhibitor, was issued on October 1, 2019. In addition, we have licensed intellectual property rights that allow us to use certain EP technology to deliver DNA-based cytokines as an immunotherapy, as well as catheter-based delivery devices. From these in-licensed portfolios, we have access to 75 issued U.S. and foreign issued patents (4 from USF, 14 from Gaeta Therapeutics, and 57 from Inovio) and 15 U.S. and foreign pending patent applications (2 from USF, 4 from Gaeta Therapeutics, and 9 from Inovio). We expect to continue to file additional patent applications, if and when appropriate, as our research and development efforts continue. The majority of the patents in our portfolio, including owned and in-licensed patents and fundamental patents directed toward our proprietary technology, expire between 2019 and 2039. We have previously obtained patent protection through an asset purchase agreement with Inovio covering our original clinical electroporation device. The primary patents providing protection of this original device have expired or will expire in 2019. However, the Company has filed and will continue to file patent applications this year, on our next generation electroporation devices and applicator handles and our next generation DNA-based cancer immunotherapeutics.

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

Approval Process

Before any new drug, device or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States, FDA approval is required. The process required by the FDA before a product may be marketed in the United States generally involves, among other things:

●	completion of non-clinical testing;

●	completion of chemistry, manufacturing, and control testing, commonly known as CMC;

●	submission to the FDA of an investigational new drug application (IND) for human clinical testing, which must be accepted and effective before human clinical trials may begin in the United States;

●	performance of adequate human clinical trials in accordance with good clinical practices to establish the safety and efficacy of the proposed product for each intended use;

●	for a stand-alone medical device, submission to the FDA of a premarket approval application (PMA) or 510(k) premarket notification, which the FDA must review and approve; and

●	for a therapeutic, submission to the FDA of a new drug application (NDA), or biologic license application (BLA), which the FDA must review and approve.

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

Recent Events

On October 10, 2019, the Company announced that it entered into a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”). Pursuant to stock purchase agreements entered into between the parties pursuant to the Transaction, the Company will receive a $30 million equity investment from CGP and its affiliate Sirtex at $2.50 per share, which is approximately a 25% premium to the average share price over the last 20 trading days as of October 9, 2019. Upon closing of the Transaction, CGP and Sirtex together will hold approximately 53% of the Company’s outstanding common stock and will be entitled to three of nine seats on the Company’s Board of Directors. The closing of the stock purchase is subject to stockholder approval and other customary closing conditions. For additional information on the Transaction please see Note 13—Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

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

As of July 31, 2019, we had a total of 38 employees, including 37 full-time employees and one part-time employee. None of our employees is represented by a labor union or covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

Risks Related to Our Strategic Transaction with CGP and Sirtex

The announcement and pendency of our strategic transaction with CGP and Sirtex may have an adverse effect on our business and operating results.

On October 10, 2019, we entered into Stock Purchase Agreements (the “Purchase Agreements”) with each of CGP and Sirtex pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock at a purchase price of $2.50 per share, subject to the terms and conditions set forth in the Purchase Agreements. We are subject to risks in connection with the announcement and pendency of the proposed transaction, including, but not limited to, the following:

●	Disruption to our business, including increased costs and expenses and diversion of management time and resources that could otherwise have been devoted to other opportunities that may have been beneficial to us;

●	The restrictions imposed on our business and operations pursuant to certain covenants set forth in the Purchase Agreements, which may prevent us from pursuing certain opportunities, or taking certain actions without approval from CGP and Sirtex;

●	The pendency and outcome of legal proceedings that may be instituted against us, our directors, executive officers and others relating to the proposed transaction;

●	The diversion of our employees’ attention due to activities related to the proposed transaction;

●	the fact that CGP’s and Sirtex’s obligations to consummate the Purchase Agreements are subject to certain conditions, and the possibility that such conditions may not be satisfied, including as a result of events outside our control, including stockholder approval;

●	a possible reduction or dilution in the current management team’s or Board’s future control and decision-making by adding CGP and Sirtex-appointed directors to the Board;

●	the possibility that the trading price of our common stock may significantly decrease in the future; and

●	the fact that we have incurred and will continue to incur significant transaction costs and expenses in connection with the Purchase Agreements, regardless of whether the Purchase Agreements are consummated.

The failure to complete our pending strategic transaction with CGP and Sirtex may adversely affect our business, financial condition, operating results, and stock price.

Consummation of the Purchase Agreements and transactions contemplated thereby remain subject to certain customary closing conditions, including, without limitation, adoption of the Purchase Agreements by our stockholders and the absence of legal impediments. There can be no assurance that these conditions to the completion of the transaction will be satisfied in a timely manner or at all. If the transaction is not completed, our stock price could decline to the extent our current stock price reflects an assumption that the transaction will be completed.

Furthermore, if the transaction is not completed, we may suffer other consequences that could adversely affect our business, financial condition, operating results, and stock price, including the following:

●	any disruptions to our business resulting from the announcement and pendency of the proposed transaction may continue or intensify in the event the transaction is not consummated or is significantly delayed;

●	we would have incurred significant costs, including professional services fees and other transaction costs, in connection with the proposed transaction that we would be unable to recover;

●	we may have to pay a termination fee equal to approximately four percent of the transaction value under certain circumstances that give rise to the termination of the Purchase Agreements;

●	we may be subject to negative publicity or be negatively perceived by the investment or business communities;

●	we may be subject to legal proceedings related to the transactions contemplated by the Purchase Agreements; and

●	we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.

Risks Related to Our Business

Our business could be negatively affected as a result of a proxy fight and the actions of activist shareholders.

Activist shareholders may from time to time attempt to effect changes in our strategic direction and, in furtherance thereof, may seek changes in how we are governed. Alpha Holdings, Inc. (“Alpha”), a shareholder, has recently launched a proxy contest in relation to the strategic transaction with Grand Decade Developments Limited, China Grand Pharmaceutical and Healthcare Holdings Limited, and Sirtex Medical US Holdings, Inc. While our Board of Directors and management team strive to maintain constructive, ongoing communications with our shareholders, including Alpha and other activist shareholders, and welcomes their views and opinions with the goal of working together constructively to enhance value for all shareholders, activist campaigns that contest, or conflict with, our strategic direction could have an adverse effect on us because:

●	Responding to proxy contests, litigation and other actions by activist stockholders can be costly and time-consuming, disrupt our operations and divert the attention of management and our employees.

●	Perceived uncertainties as to our future direction may result in the loss of potential business opportunities and harm our ability to attract new investors and to retain and attract experienced executives and employees.

●	We may experience a significant increase in legal fees, administrative, advisor and associated costs incurred in connection with responding to a proxy contest or related action.

These factors could adversely impact our results of operations and could also cause our stock price to experience periods of volatility or stagnation.

We have never generated, and may never generate, revenue from our operations.

We have not generated any revenue from our operations since our inception, and we do not anticipate generating meaningful revenue in the near term. During our fiscal year ended July 31, 2019, we incurred a net loss of approximately $30.3 million, and from inception through July 31, 2019, we have incurred an aggregate net loss of approximately $164.4 million. We will need significant additional funding to continue our operations and pursue our strategic plans, including continued development of ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our operating expenses will continue to increase as we further our development activities and pursue FDA approval for one or more of our product candidates.

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

Our auditor’s report on our financial statements for the year ended July 31, 2019 includes a going concern paragraph. The Company has never generated any cash from its operations and does not expect to generate such cash in the near term. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

As of July 31, 2019, we had cash, cash equivalents, and investment securities of approximately $25.1 million and, as of that date, we estimated our cash requirements for the following 12 months to be approximately $30 million. We do not generate any cash from our operations.

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

We are a clinical-stage company with a limited operating history and no approved products, which makes assessment of our future viability difficult and which may hinder our ability to generate revenue and meet our other objectives.

We are a clinical-stage, pre-commercial company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Excluding the SAS program under the Emerge agreement, none of our product candidates are commercially available. Additionally, although we are investigating licensing and partnering opportunities, no such opportunities have been finalized and, even if completed, we do not expect that these potential opportunities would generate any significant near-term revenue. Our operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of ImmunoPulse® IL-12 and engaging in other research and development activities, including pre-clinical and other clinical studies of our other product candidates. We have not demonstrated an ability to obtain regulatory approval of a product candidate, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, the revenue-generating potential of our business is unproven and uncertain.

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

We are significantly dependent on the success of our ImmunoPulse® technology platform and our product candidates based on this platform, including our lead product candidate TAVO.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our ImmunoPulse® technology, including primarily our lead product candidate TAVO. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates, and such regulatory approval and commercialization may never occur.

The success of TAVO or any other product candidates based on our ImmunoPulse® technology will depend on a number of factors, including, among others:

●	our ability to conduct and complete pre-clinical and clinical studies and trials, including the time, costs and uncertainties associated with all aspects of these trials;

●	the data we obtain from pre-clinical and clinical testing of the product candidates, including data demonstrating the required level of safety and efficacy of the product candidates (for example, a key factor in determining whether we are able to successfully develop and commercialize TAVO in melanoma will be the data we obtain from our PISCES/KEYNOTE-695 study, which is our ongoing study of TAVO in combination with Merck’s approved therapy for melanoma in patients who have shown resistance to or relapse from certain other cancer therapies);

●	the regulatory approval pathway we choose to pursue for our product candidates in the United States of America or any other jurisdiction;

●	our ability to obtain required regulatory approvals for one or more of our product candidates in the United States and in other jurisdictions, and the time required to obtain these approvals, if they are ever obtained;

●	the manufacturing arrangements we are able to establish with third-party manufacturers, both for the manufacture of the product candidates for clinical trial use and for the potential commercial manufacture of products, if and when approved;

●	our ability to build an infrastructure capable of supporting product sales, marketing and distribution of any approved products in territories where we pursue commercialization directly;

●	our ability to establish commercial distribution agreements with third-party distributors for any approved products in territories where we do not pursue commercialization directly;

●	the labeling requirements for any product candidates that are approved, including obtaining sufficiently broad labels that would not unduly restrict our ability to market the product;

●	acceptance of our products, if and when approved, by patients and the medical community;

●	the ability of our products, if and when approved, to effectively compete with other cancer treatments;

●	a continued acceptable safety profile for any product candidates that are approved following such approval;

●	our level of success in obtaining and maintaining patent and trade secret protection and otherwise protecting our rights in our intellectual property portfolio;

●	the levels of coverage and reimbursement we are able to secure for any product candidates that receive regulatory approval;

●	our ability to establish a commercially viable price for our products, if and when approved; and

●	delays or unanticipated costs, including those related to any of the foregoing.

If one or more of these factors is unfavorable, we could experience significant delays or we may not be able to successfully commercialize TAVO or any of our other product candidates, which would materially harm our business.

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates based on our programs. If we do not successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenue in future periods, or may never obtain such revenue, resulting in significant harm to our financial position and adversely affecting our share price. Research programs to identify new product candidates require substantial technical, financial and human resources.

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

Our clinical trials have had, and may have in the future, strict inclusion criteria for patient enrollment. These criteria could present significant obstacles to the timely recruitment and enrollment of a sufficient number of eligible patients into our trials. We may experience slower than expected patient enrollment in our existing or future clinical trials. Any inability to successfully enroll the number of patients meeting the criteria for any of our clinical trials could cause significant delays in the trial and increase the costs associated with the trial, which could materially harm our business and prospects.

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

Clinical trials are very expensive, time-consuming, unpredictable and difficult to design and implement. Even if we are able to complete our ongoing and currently proposed clinical trials and assuming the results are favorable, clinical trials for product candidates based on our technology are planned to continue for several years and may take significantly longer than expected to complete. Even with the Fast Track designation we received from the FDA for TAVO in metastatic melanoma in February 2017, additional clinical trials, which can take years to complete, are still required.

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

If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to address any serious safety concerns as part of ongoing or post-marketing surveillance efforts; otherwise we may need to modify, limit or discontinue development efforts related to some of our product candidates.

Establishing the safety of a new product is one of the principal objectives of any clinical trial. Adverse events, including serious adverse events, suspected adverse reactions, and unexpected adverse events, and their proper reporting, form the basis of the critical risk-benefit analysis of investigational drug therapies. If adverse events are identified during the development of one or more of our product candidates or any future product candidates, we may need to address any serious safety concerns as part of ongoing or post market surveillance efforts. Alternatively, we may need to modify, limit or discontinue the development of these product candidates to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In the development of new and investigational drug therapies in this industry, many compounds that initially showed promise in early stage testing have later been associated with adverse events, including serious adverse events that have subsequently prevented further development of the compound. It is not uncommon for an adverse event to be encountered during a clinical trial. Upon discovery of an adverse event, sponsors are generally required to investigate this event in order to determine whether there is enough evidence to suggest that there was a reasonable possibility that the drug caused the adverse event.

In the event that adverse events, including serious adverse events, suspected adverse reactions, and unexpected adverse events are identified during any of our clinical trials, these trials could be modified, limited, suspended or terminated. Such adverse events may trigger a notification requirement to the FDA or comparable foreign regulatory authorities, who in turn could order us to cease further development or deny approval of one or more of our product candidates or any future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidates could also result in the inclusion of unfavorable information in our product labeling, such as a Black Box warning, or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate. Adverse events or side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

No matter how extensive clinical trials and premarket studies may be, the safety profile of a new therapeutic product can only be fully characterized by continuing safety surveillance through a spontaneous adverse event monitoring system and a post-marketing surveillance study. FDA may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. It well understood in the drug development process that drug safety can never be considered an absolute, since the safety profile of a new therapeutic product will continue to evolve as more and more information is generated, gathered, and assessed.

Additionally, if one or more of our product candidates or any future product candidates receive marketing approval and we or others later identify undesirable side effects caused by this product, a number of potentially significant negative consequences could result, including:

●	regulatory authorities may require the addition of unfavorable labeling statements, including specific warnings, black box warnings, adverse reactions, precautions, and/or contraindications;

●	regulatory authorities may suspend or withdraw their approval of the product, and/or require it to be removed from the market;

●	we may be required to change the way the product is administered, conduct additional clinical trials or change the labeling of the product; or

●	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of any of our product candidates or any future product candidates, or could substantially increase our commercialization costs and expenses, which in turn could delay or prevent us from generating significant revenues, or any revenues, from its sale.

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

If we or our CROs fail to comply with applicable good clinical practice or other regulations, the data generated in our clinical trials may be deemed unreliable and/or the FDA or comparable foreign regulators may refuse to accept the data, and these regulators may require us to perform additional or repeat clinical trials, which could significantly increase costs and delay the regulatory approval process. Additionally, repeated compliance failures could prompt the FDA or other regulatory authority to suspend or terminate a clinical trial, which could cause significant approval delays and increased costs. Further, if CROs do not otherwise successfully carry out their contractual duties or obligations or meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised for any reason, our clinical trials may need to be extended, delayed or terminated or we may not be able to rely on the data produced by the trials. Moreover, if any of our relationships with third-party CROs terminate before completion of a clinical trial, we may not be able to establish arrangements with alternative CROs on commercially reasonable terms, on a timely basis or at all, which could materially delay or jeopardize the trial. Any such occurrence could delay or prevent us from obtaining regulatory approval for our product candidates or successfully commercializing our product candidates, which could increase our costs, delay or eliminate our prospects for generating revenue, and otherwise materially harm the results of our operations, financial condition and prospects.

We rely on clinical data and results obtained by third parties that could ultimately prove to be inaccurate or unreliable.

As part of the strategy implemented to mitigate development risk, we seek to develop product candidates with well-studied mechanisms of action and we utilize biomarkers to assess potential clinical efficacy early in the development process. This strategy necessarily relies upon clinical data and other results produced or obtained by third parties, which may ultimately prove to be inaccurate or unreliable. If the third party data and results we rely upon prove to be inaccurate, unreliable or not applicable to our product candidates, we could make inaccurate assumptions and conclusions about the product candidates, and our research and development efforts could be compromised and called into question for any marketing applications we submit.

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

We have participated in and continue to participate in clinical trials conducted under an approved investigator-sponsored investigational new drug, (IND), application. We also have plans to participate in future investigator-sponsored trials under both INDs and Investigational Device Exemptions (IDEs), since our product candidates are drug-device combination products. In investigator-initiated trials, the investigator typically designs and implements the study and the investigator or its institution acts as the sponsor of the trial. This trial has control over the design, conduct and timing of the trial, and as a result, we have limited or no control over the commencement, conduct and completion of these investigator-initiated trials. In addition, regulations and guidelines imposed by the FDA with respect to INDs and IDEs include a requirement that the sponsor of a clinical trial perform the study in accordance with an approved investigational plan, and provide ongoing communication with the FDA as it pertains to the safety of the drug, device, or treatment being tested. It is the responsibility of the investigator, as the sponsor of the trial, to be the sole point of contact with the FDA for these communications and to exercise all decision-making authority regarding these or other submissions to the FDA about the trial. Consequently, we may have little or no control over the content or timing of these communications, including whether they are timely, accurate or complete. Any failures by the investigator sponsoring these trials could result in reviews, audits, delays or clinical holds by the FDA that could negatively affect the timelines for these trials or jeopardize their completion. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, these investigator-sponsored trials expose us to additional risks, many of which are outside of our control and the occurrence of which could severely harm our performance and the commercial prospects for our product candidates.

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

Furthermore, because of the substantial competition we face, even if we are ultimately able to achieve regulatory approval for one or more of our product candidates, delays in such regulatory approval could delay, limit or prevent our ability to successfully commercialize our product candidates if competing products obtain approvals before ours and gain market traction against which we are not able to compete. Moreover, we may be forced to reevaluate our development strategies and plans in the face of setbacks or other delays that could jeopardize the value of any regulatory approval that is obtained, which could include abandoning planned clinical trial efforts for a product candidate that we no longer believe has promising value as a commercial product. If we are not able to obtain or maintain required regulatory approvals for our product candidates or if we decide or are forced to abandon our efforts to obtain or maintain these approvals, we would have expended significant costs on assets that may never generate any return. Such an outcome would have a material adverse effect on our business, results of operations and financial condition, as well as on our continued viability as a company.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the US or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates in the US will require approval from the FDA regardless of whether we have secured a formal trademark registration from the US Patent and Trademark Office (PTO). The FDA typically conducts a review of proposed product brand names, including an evaluation, for example, of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name implies inappropriate promotional claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

Our in-licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.

In addition to our owned proprietary rights, we have also exclusively licensed certain patents and patent applications that cover our current and future clinical platforms. These patents will expire between 2024 and 2032. These method patents protect the use of a product for a specified method under certain defined parameters. This type of patent does not prevent a competitor from making and marketing a product that is identical or similar to the protected product under parameters that are outside the scope of the patented method claims. Moreover, even if competitors do not actively promote such a product for the indications protected by the method patent, physicians could prescribe the products for these methods on an off-label basis. Although such off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to detect, prevent or prosecute.

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

We entered into a license agreement with Gaeta Therapuetics in May, 2019. Under the license, we obtained exclusive worldwide rights to Gaeta Therapeutics’ broad portfolio of patents and applications covering the combination use of IL-12 protein or DNA and various checkpoint inhibitor therapies, including anti-CTLA-4 and anti-PD-1 compounds, in key global markets. Although we do not currently rely on the intellectual property we have licensed from Gaeta, our product candidates could in the future utilize this intellectual property. The in-licensing of this portfolio provides patent protection on our current clinical methods in certain countries until at least 2032 and also gives us the potential to block others utilizing IL-12 in combination with various checkpoint inhibitors, which may not be part of our current clinical platform.

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

We may become aware of activities by third parties, including our competitors, that infringe our issued patents or other intellectual property rights. If we choose to file a lawsuit against a potentially infringing third party to try to enforce our patents or other intellectual property rights, the third party may seek a ruling that the patents are invalid and/or should not be enforced. Such a ruling could severely limit our ability to protect our rights from use by third parties. Further, patent law is a constantly evolving body of law, and changes can affect our rights and our ability to execute on our strategy and our financial results. In the past several years, the U.S. Supreme Court has revised certain tests regarding assessing the validity of patents, which could result in the invalidation of issued patents and/or their claims based on the application of the current patent validity standards. As a result, in the event of any patent infringement litigation or other proceedings involving our patents, our patents could be subject to challenge and subsequent invalidation or significant narrowing of claim scope under the current standards. Moreover, even if the validity of our patents is upheld in a patent infringement lawsuit, a court could refuse to stop a third party’s activities on the grounds that the activities do not infringe the specific claims of our patents. Further, even if we were successful in stopping the infringing activity, patent infringement lawsuits are expensive and could consume significant time, management attention, capital and other resources. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the United States Patent and Trademark Office, or USPTO, to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against all other developers of cancer treatments, including other immunotherapy treatments as well as other types of treatments for the cancer indications on which we are focused. In particular, a number of companies, some of which are large, well-established pharmaceutical companies, have development strategies similar to our current focus. These companies include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies, Checkmate Pharmaceuticals and Idera Pharmaceuticals. In addition, we also compete with other clinical-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller, less experienced and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages. Furthermore, recent trends in the biotechnology industry are for large drug companies to acquire smaller outfits and consolidate into a smaller number of very large entities, which further concentrates financial, technical, and market strength and increases competitive pressure in the industry.

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

Currently, we assemble certain components of our EP system, which is our proprietary delivery mechanism for our TAVO product candidate, and we utilize the services of contract manufacturers to manufacture the remaining components of these systems and for the manufacture, testing and storage of all of our supply of our plasmid product candidate for clinical trials or other studies. Except for the facility used to assemble certain components of our electroporation system, we do not own and have no plans to build our own clinical or commercial manufacturing capabilities, and we expect to increase our reliance on third-party manufacturers if and when we commercialize any of our product candidates and systems.

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

In addition, all manufacturers of our products must comply with current good manufacturing practices, which are regulated by the FDA through its facilities inspection programs. These practices include requirements regarding, among other things, quality control, quality assurance and the generation and maintenance of records and documentation. We are required by law to establish adequate oversight and control over raw materials, components and finished products furnished by our third-party manufacturers, but we have limited direct control over our manufacturers’ compliance with these regulations and standards. Any failure by our manufacturers, including our non-U.S. contract manufacturers, to comply with these requirements could potentially result in fines and civil penalties, suspension of production, restrictions on imports and exports, suspension or delay in product approval, product seizure or recall or withdrawal of product approval. Additionally, if the safety of any product candidate or approved product is compromised due to our or our manufacturers’ failure to adhere to applicable regulatory requirements or for other reasons, we may not be able to obtain or maintain regulatory approval for or successfully commercialize our products, and we may be held liable for any injuries sustained as a result of the failure. Any of these factors could cause delays in clinical trials, regulatory submissions or approvals, entail significant costs or hinder our ability to effectively commercialize our product candidates. Furthermore, assuming we are successful in receiving approval for and commercializing one or more of our product candidates, if our manufacturers fail to deliver the required commercial quantities on a timely basis, pursuant to provided specifications and at commercially reasonable prices, we may be unable to meet demand for our products and we could lose potential revenue.

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

We may seek collaboration arrangements for the development or commercialization of our current and any future product candidates. To the extent we pursue collaboration arrangements, we would face significant risks in connection with establishing and maintaining the arrangements, including, among others:

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

In addition, collaboration arrangements may also include our pursuit of combination trials to develop and commercialize our product candidates as combination products, such as our KEYNOTE-695 and KEYNOTE-890 studies with Merck’s KEYTRUDA®. To the extent we continue to pursue these or any other similar collaborative arrangement, we will face certain additional risks and uncertainties in development, as drug/device combination products are particularly complex, expensive and time-consuming to develop due to the number of variables involved in the final product design, including ease of patient and doctor use, establishing clinical efficacy, reliability and cost of manufacturing, regulatory approval requirements and standards and other important factors. Additionally, combination products face continued risk and uncertainty post-development in connection with manufacturing and supply regarding the establishment of a reliable commercial supply chain.

The occurrence of any of these risks with respect to any collaboration arrangements we pursue or establish could materially adversely affect our performance, financial condition and reputation.

Our results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic recession and fears of a possible depression. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets. For example, the global financial crisis caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn, such as the global financial crisis, could result in a variety of risks to our business, including, weakened demand for our drug candidates and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our services.

Following its June 23, 2016 vote to leave the European Union, on March 29, 2017, the United Kingdom invoked Article 50 of the Lisbon Treaty and formally began the process of exiting the European Union. Although Brexit has already and may continue to adversely affect European and/or worldwide economic or market, political or regulatory conditions and may contribute to instability in the global financial markets, political institutions and regulatory agencies, the resulting immediate changes in foreign currency exchange rates have had a limited overall impact due to natural hedging. The long-term impact of Brexit, including on our business and our industry, will depend on the terms that are negotiated in relation to the United Kingdom’s future relationship with the European Union, and we are closely monitoring the Brexit developments in order to determine, quantify and proactively address changes as they become clear. Despite the Brexit developments, we do not expect macroeconomic conditions to have a significant impact on our liquidity needs, financial condition or results of operations.

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

In connection with any geographic expansion we may pursue, international operations would involve substantial additional risks, including, among others:

●	difficulties complying with the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery laws, such as the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions;

●	difficulties complying with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, which introduces strict requirements for processing personal data of individuals within the European Union;

●	difficulties maintaining compliance with the varied and potentially conflicting laws and regulations of multiple jurisdictions that may be applicable to our business, many of which may be unfamiliar to us;

●	difficulties in managing foreign operations;

●	financial risks, such as longer payment cycles, difficulty in enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;
●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	more complexity in our regulatory and accounting compliance;

●	differing or changing obligations regarding taxes, duties or other fees;

●	limited intellectual property protection in some jurisdictions;

●	risks associated with currency exchange and convertibility, including vulnerability to appreciation and depreciation of foreign currencies against the U.S. dollar;

●	uncertainty related to developing legal and regulatory systems and standards for economic and business activities in some jurisdictions;

●	trade restrictions or barriers, including tariffs or other charges and import-export regulations, which are subject to increased uncertainty following the results of the 2016 U.S. presidential election and the trade policies of the current administration regarding existing and proposed trade agreements and the ability to import goods into the United States;

●	changes in applicable laws or policies;

●	possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries; and

●	business interruptions resulting from geopolitical actions, economic instability, or the impact of and response to natural disasters, including, but not limited to, wars and terrorism, political unrest, outbreak of disease, earthquakes, boycotts, curtailment of trade, and other business restrictions.

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

We are subject to new legislation and regulatory proposals that may affect costs for compliance and adversely affect revenue.

The 116th Congress has closely monitored health care spending in the United States. Many members of Congress have prioritized health care spending and are committed to lowering spending in federal government programs. Legislative efforts to reduce health care spending within federal programs may affect overall health care spending in the United States. The Senate Health, Education, Labor, and Pensions (HELP Committee) advanced legislation in June 2019 intended to improve price transparency for health care services and products. The provisions would increase public access to pricing information and allow patients to choose lower cost care options. This may drive down health care spending and impact medical device prices. Further, there are efforts by the House Energy and Commerce Committee as well as the House Ways and Means Committee to broadly address spending for prescription drugs. It is possible that the Committees could attempt legislate on medical device costs as well. Lastly, the House and Senate Judiciary Committees have also focused heavily on patent and exclusivity reform for prescription drugs. It is also possible that the Judiciary Committees could expand into device-related issues. While we cannot predict what proposals may ultimately become law, elements under consideration could significantly change health care spending in which the medical device market operates.

President Donald Trump and the Department of Health and Human Services (HHS) are also addressing price transparency in the health care industry. On June 24, 2019, President Trump signed an Executive Order (EO) directing federal agencies to improve price transparency. Since then, HHS has proposed regulations to improve price transparency in various health care settings that utilize medical devices (e.g., hospitals). Although these are broad efforts to improve transparency across sectors, it is possible the rulemaking could impact health care costs generally.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them is approved.

Any product for which we might obtain marketing approval, along with the manufacturing processes and facilities, post-approval data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, industry standards and regulatory requirements (e.g. CGMPs) relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing, studies, and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the marketing, promotion, and distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with legal and regulatory requirements, may result in actions such as:

●	restrictions on product manufacturing, distribution or use;

●	restrictions on the labeling, marketing, or promotion of a product;

●	requirements to conduct post-marketing studies or clinical trials;

●	Inspectional observations or warning letters from regulatory authorities;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	voluntary or mandatory recall;

●	fines;

●	suspension or withdrawal of marketing or regulatory approvals;

●	refusal to permit the import or export of products;

●	product seizure or detentions;

●	injunctions or the imposition of civil or criminal penalties; and

●	adverse publicity.

If we or our respective suppliers, third-party contractors, clinical investigators or collaborators are slow to adapt, or are unable to adapt, to changes in existing regulatory requirements or adoption of new regulatory requirements or policies, we or our respective collaborators may experience one or more of the actions above, resulting in decreased revenue from milestones, product sales or royalties.

We are heavily dependent on the success of our clinical product candidates and we cannot provide any assurance that any of our product candidates will be approved, commercialized or successfully marketed in the future.

We plan to seek regulatory approval to commercialize our product candidates in the United States, and potentially in the European Union and additional foreign countries. While the scope of regulatory review and approval can be similar in other countries, to obtain separate regulatory review and approval in many other countries, we must comply with the numerous and varying regulatory requirements of such countries, including those regarding safety and efficacy, clinical trials, manufacturing, post-marketing commitments, and commercial sales, pricing and distribution of our product candidates, and we cannot predict success in those jurisdictions.

In addition, the clinical trial requirements of the FDA, the European Commission, the European Medicines Agency, or the EMA, the competent authorities of the European Union, or EU, Member States and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of such product candidates. The regulatory approval process for novel product candidates such as ours can be more expensive and take longer than for other, better known or more extensively studied product candidates. Even if we are successful in developing additional product candidates, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for these product candidates in either the United States or the EU, or how long it will take to commercialize any other products for which we receive marketing approval. In addition, any future marketing authorization granted by the European Commission may not be indicative of what FDA may require for approval and vice versa.

Further, in the U.S., the European Union member states, and elsewhere, there have been, and we expect there will continue to be, efforts to control and reduce healthcare costs. In the U.S. for example, the price of drugs has come under intense scrutiny by the U.S. Congress. Third party payers decide which drugs they will pay for and establish reimbursement and co-payment levels. Government and other third-party payers are increasingly challenging the prices charged for healthcare products, examining the cost effectiveness of drugs in addition to their safety and efficacy, and limiting or attempting to limit both coverage and the level of reimbursement for prescription drugs.

Europe has enacted a new data privacy regulation, the General Data Protection Regulation, a violation of which could subject us to significant fines.

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect across all member states of the European Economic Area. The new regime increases our obligations with respect to clinical trials conducted in the member states by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, it increases the scrutiny that clinical trial sites located in the member states should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The regime imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global turnover or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

Our employees, consultants, or third-party partners may engage in misconduct or other improper activities, including but not necessarily limited to noncompliance with regulatory standards and requirements or internal procedures, policies or agreements to which such employees, consultants and partners are subject, any of which could have a material adverse effect on our business.

We are exposed to the risk of employee fraud or other misconduct. Misconduct by employees, consultants, or third party partners could include intentional failures to comply with FDA regulations, to provide accurate information to the FDA, to comply with manufacturing standards, including those we have established, to comply with federal and state healthcare fraud and abuse laws and regulations, to report financial information or data accurately, to comply with internal procedures, policies or agreements to which such employees, consultants or partners are subject, or to disclose unauthorized activities to us. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing, promotion, sales commission, customer incentive programs and other business arrangements. Employee, consultant, or third-party misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to our reputation. The precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to be in compliance with such laws or regulations. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and results of operations, including the imposition of significant fines or other sanctions.

We receive a large amount of proprietary information from potential or existing licensors of intellectual property and potential acquisition target companies, all pursuant to confidentiality agreements. The confidentiality and proprietary invention assignment agreements that we have in place with each of our employees and consultants prohibit the unauthorized disclosure of such information, but such employees or consultants may nonetheless disclose such information through negligence or willful misconduct. Any such unauthorized disclosures could subject us to monetary damages and/or injunctive or equitable relief. The notes, analyses and memoranda that we have generated based off such information are also valuable to our businesses, and the unauthorized disclosure or misappropriation of such materials by our employees and consultants could significantly harm our strategic initiatives, especially if such disclosures are made to our competitor companies.

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

Although we previously owned patents protecting our ImmunoPulse® clinical device, our primary U.S. and foreign patents providing such protection expired in 2017, and 2018, and the final foreign patents expire in late 2019. As a result, we may have limited ability to enforce these rights against third parties to prevent them from making or selling competing products that rely upon the protected technology, which could harm our competitive position and prospects. In addition to these proprietary rights that are expired or are expiring between 2017 and 2019, we also own or have exclusively licensed certain patents and applications that cover our current clinical methods. These patents will expire between 2024 and 2036. These method patents protect the use of a product for a specified method under certain defined parameters. In addition, we recently received a Notice of Allowance on a United States Patent application that could extend patent coverage of our current clinical methods until at least 2036. These types of method patents do not prevent a competitor from making and marketing a product that is identical or similar to the protected product under parameters that are outside the scope of the patented method claims. Moreover, even if competitors do not actively promote such a product for the indications protected by the method patent, physicians could prescribe the products for these methods on an off-label basis. Although such off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to detect, prevent or prosecute. Furthermore, our licensed patents expiring between 2024 and 2032 may not have as broad a scope as our patents that are expiring or expired between 2017 and 2019, which in turn may limit our remedies against competitors making and marketing a product that is identical or similar to ours.

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

Even if we secure patents that cover our proprietary technology, our efforts to protect our intellectual property rights with patents may prove inadequate. For instance, the breadth of claims in a patent application is often restricted during patent prosecution, resulting in granted claims with a more limited scope than the claims in the original application. Additionally, pending or future patent applications may not result in issued patents. Laws and regulations for the prosecution of patents are continuously evolving, and the U.S. Supreme Court has, in the past several years, revised certain tests regarding both the grant and review of patents that could make it more difficult to obtain issued patents. Also, any patents that are granted could be subject to post-grant proceedings that could limit their scope or enforceability, and claims that are amended during post-grant proceedings may not be broad enough to provide meaningful protection. Moreover, any patents that are issued to us or any future collaborators may be circumvented or invalidated by third-party efforts, may expire before or shortly after obtaining necessary regulatory approvals, or may not provide sufficient proprietary protection or competitive advantage for other reasons. Such challenges could include third-party pre-issuance submissions of prior art to the PTO, or opposition, derivation, reexamination, inter parties review, or post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The cost of these proceedings could be substantial and it is possible that our efforts to establish priority or validity of the invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Further, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. These risks may be amplified in some foreign jurisdictions, where patent protection may not be as strong or as effective as it is in the United States.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of July 31, 2019, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, the exchange may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we anticipate that we would take actions to restore our compliance with applicable exchange requirements, such as stabilize our market price, improve the liquidity of our common stock, prevent our common stock from dropping below such exchange’s minimum bid price requirement, or prevent future non-compliance with such exchange’s listing requirements.

On December 21, 2018, we received a letter from Nasdaq indicating that the Company has failed to comply with the minimum bid price requirement of Nasdaq Listing Rule 5550(a)(2). Nasdaq Listing Rule 5550(a)(2) requires that companies listed on the Nasdaq Capital Market maintain a minimum closing bid price of at least $1.00 per share. Our management determined that a Reverse Stock Split would allow us to satisfy such minimum closing price requirement and allow the Company to regain compliance with the Nasdaq Capital Market. As such, on May 20, 2019, we effected a 1-for-10 reverse stock split, which has brought us back into compliance with Nasdaq Listing Rule 5550(a)(2).

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

Our articles of incorporation authorize the issuance of up to 26,000,000 shares of our common stock. In addition to capital-raising activities, on which we have historically relied for cash to fund our operations, other possible business and financial uses for our authorized common stock include, among others, stock splits, acquiring other businesses or assets in exchange for shares of our common stock, issuing shares of our common stock to collaborators in connection with strategic alliances, issuing common stock to vendors for services performed, attracting and retaining employees with equity compensation or other transactions and corporate purposes that our Board of Directors deems to be in the best interest of our Company. Additionally, issuances of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of our Company. Any future issuances of our common stock may be consummated on terms that are not favorable, may not enhance stockholder value and may adversely affect the trading price of our common stock. Further, any such issuance will reduce the book value per share of our common stock and reduce the proportionate ownership and voting power of our existing stockholders.

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

As of July 31, 2019, we had outstanding (i) options to purchase 0.9 million shares of our common stock, (ii) warrants to purchase 3.6 million shares of our common stock, and (iii) 0.1 million restricted stock units. In addition, as of July 31, 2019, there were approximately 0.1 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

On February 14, 2018, the Company entered into a lease agreement for approximately 3,100 rentable square feet located at 24 N. Main Street, Pennington, New Jersey, 08534, which serves as the Company’s New Jersey corporate headquarters. The term of the lease commenced on March 1, 2018 and was to expire on April 30, 2020. In November 2018, we entered into an amended lease agreement for the addition of approximately 2,800 rentable square feet. The term of the amended lease commenced on January 15, 2019 and expires on December 31, 2020. Base rent under the amended lease agreement is $11,686 per month for each of the first two months, $11,929 per month for each of the third through fifteenth months and $12,173 per month for each of the sixteenth through twenty-three months. The Company prepaid rent of approximately $60,000 as per the terms of the amended agreement. The lease agreement also requires the Company to share in certain monthly operating expenses of the premises and required the Company to pay a security deposit of $23,372.

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

While the lease and all of the related obligations were assigned to Vividion, we could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded at July 31, 2019 or 2018.

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

The following table sets forth the range of reported high and low sales prices for our common stock for the fiscal quarters indicated, as reported on the NASDAQ:

	High	Low
Fiscal Year Ended July 31, 2019 *
First Quarter ended October 31, 2018	$18.60	$11.70
Second Quarter ended January 31, 2019	$19.60	$5.40
Third Quarter ended April 30, 2019	$8.10	$4.20
Fourth Quarter ended July 31, 2019	$5.90	$2.02

Fiscal Year Ended July 31, 2018 *
First Quarter ended October 31, 2017	$15.40	$8.80
Second Quarter ended January 31, 2018	$29.50	$11.50
Third Quarter ended April 30, 2018	$22.10	$14.50
Fourth Quarter ended July 31, 2018	$18.00	$12.10

* prices reflect 1:10 reverse stock split effectuated by the Company on May 20, 2019

Holders

As of October 22, 2019, there were 45 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Overview

We are a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Our core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation (“EP”) delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® EP platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

We have completed monotherapy and combination programs and our current focus is to pursue clinical development programs with TAVO, in combination with checkpoint inhibitors, in metastatic melanoma, triple negative breast cancer (“TNBC”) and squamous cell carcinoma head and neck (“SCCHN”). The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition to TAVO, we have identified and are developing new DNA-encoded therapeutic candidates and tumor indications for use with our new Visceral Lesion Applicator (“VLA”), to target deep visceral lesions, such as liver, lung, bladder, pancreatic and other difficult to treat visceral lesions.

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including performance of the KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, the continuation of our other clinical trials and studies. We anticipate our spending on clinical programs and the development of our next-generation EP device will continue throughout our current fiscal year, primarily in support of the KEYNOTE-695 and KEYNOTE-890 studies, while our spending on research and development programs will be prioritized, based on our focus on the KEYNOTE-695 and KEYNOTE-890 studies. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Results of Operations for the Year Ended July 31, 2019 Compared to the Year Ended July 31, 2018

The unaudited financial data for the years ended July 31, 2019 and July 31, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	July 31, 2019	July 31, 2018	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	18,445,199	17,415,520	1,029,679	6
General and administrative	11,971,479	18,689,839	(6,718,360)	(36)
Loss from operations	(30,416,678)	(36,105,359)	(5,688,681)	(16)
Other income, net	440,037	374,045	(65,992)	(18)
Interest expense	(3,805)	-	3,805	100
Loss on disposal of property and equipment	(703)	(875,098)	(874,395)	(100)
Warrant inducement expense	-	(2,465,396)	(2,465,396)	(100)
Foreign currency exchange loss, net	(281,473)	(63,878)	217,595	341
Realized loss on sale of securities, net	(12,134)	-	12,134	100
Loss before income taxes	(30,274,756)	(39,135,686)	(8,860,930)	(23)
Provision for income taxes	1,297	680	617	91
Net loss	$(30,276,053)	$(39,136,366)	$(8,860,313)	(23)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $1.0 million, from $17.4 million in the year ended July 31, 2018 to $18.4 million in the year ended July 31, 2019. This increase was primarily due to the following approximate increases: (i) $1.6 million in higher payroll and related-benefits expense, of which $0.1 million was related to bonus expense and $0.4 million was related to severance expense and (ii) $0.1 million in stock-based compensation expense for employees and consultants. These increases were partially offset by a $0.5 million decrease in lower facility rent costs due to moving to a new facility in April 2018 as well as a $0.2 million reduction in clinical trial-related costs year-over year to support our various clinical studies.

General and Administrative

Our general and administrative expenses decreased by $6.7 million, from $18.7 million in the year ended July 31, 2018 to $12.0 million in the year ended July 31, 2019. This decrease was largely due to the following approximate decreases: (i) $5.7 million in stock-based compensation expense primarily related to award cancellations, fewer awards issued, a decrease in the fair value of our stock and the acceleration of certain RSU’s in the prior comparable period; (ii) $2.6 million in payroll and related-benefits expense driven by a decrease in headcount, including severance expense for two former executives, and (iii) $0.2 million decrease in lower facility rent & utilities costs due to moving to a new facility in April 2018. These decreases were partially offset by increases of (i) $0.9 million in general corporate and legal patent costs; (ii) $0.8 million in consulting costs, and (iii) $0.1 million in travel and travel related expenses relating to corporate development activities.

Other Income, Net

Other income, net, increased by $0.1 million, during the year ended July 31, 2019 as compared to the year ended July 31, 2018 primarily as a result of higher yields on interest-bearing cash and marketable securities investment accounts.

Loss on Disposal of Property and Equipment

Loss on disposal of property and equipment decreased by $0.9 million, from $0.9 in the year ended July 31, 2018 to $0 in the year ended July 31, 2019. This decrease was due to the loss on disposal of property and equipment related to our move to a smaller facility in San Diego, California.

Warrant Inducement Expense

The warrants issued in connection with our November 2017 warrant exercise inducement offering were considered inducement warrants and the fair value of the inducement warrants of $2.5 million is classified as equity and expensed as warrant inducement expense.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.2 million during the year ended July 31, 2019 as compared to the year ended July 31, 2018. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At July 31, 2019	At July 31, 2018
Current assets	$28,507,336	$28,621,823
Current liabilities	4,977,000	5,849,636
Working capital	$23,530,336	$22,772,187

Current Assets

Current assets as of July 31, 2019 decreased by $0.1 million to $28.5 million, from $28.6 million as of July 31, 2018. This decrease was primarily due to a decrease in cash, cash equivalents and short-term investment securities as a result of cash used to support our operations.

Current Liabilities

Current liabilities as of July 31, 2019 decreased to $5.0 million, from $5.8 million as of July 31, 2018. This decrease was primarily due to the timing of payments of accrued expenses. This decrease was partially offset by a short-term note entered into during the year ended July 31, 2019.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the year ended July 31, 2019 was $29.0 million, as compared to $23.2 million for the year ended July 31, 2018. The $5.8 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by (Used in) Investing Activities

Net cash provided by investing activities for the year ended July 31, 2019 was $23.2 million, as compared to $23.3 million used in investing activities for the year ended July 31, 2018. The increase in cash provided by investing activities for the year ended July 31, 2019 was related to maturities and sales of certain investment securities. Net cash used in investing activities for the year ended July 31, 2018 was primarily related to our movement of cash from a bank interest-earning account to two short-term investment accounts. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities was $27.2 million for the year ended July 31, 2019, as compared to $38.9 million for the year ended July 31, 2018. Net proceeds during the year ended July 31, 2019 was primarily attributable to the net proceeds received from the May 2019 Offering and the Alpha Holdings offering. Net proceeds during the year ended July 31, 2018 was primarily attributable to the net proceeds received from our October 2017 offerings, November 2017 warrant exercise inducement offering, and February 2018 offering (see “Sources of Capital” below).

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

Our primary objectives for the next 12 months are to continue the advancement of our KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, our other ongoing clinical trials and studies, and to continue our research and development activities for our next-generation EP device and drug discovery efforts. In addition, we expect to pursue capital-raising transactions, which could include equity or debt financings, in the near term to fund our existing and planned operations and acquire and develop additional assets and technology consistent with our business objectives as opportunities arise.

Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $164.4 million as of July 31, 2019. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

As of July 31, 2019, the Company had cash and cash equivalents of $25.1 million, which consisted of cash of $6.0 million and cash equivalents of $19.1 million. Cash flows from financing activities continued to provide the primary source of our liquidity. Net cash provided by financing activities was $27.2 million during the year ended July 31, 2019, which was primarily attributable to the net proceeds received from the Alpha Holdings agreement and the May 2019 offering We currently estimate our monthly working capital requirements to be approximately $2.5 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, rate of consumption, as well as our current cash levels, we believe our cash resources are insufficient to meet our anticipated needs for the 12 months following the issuance of this report.

Notwithstanding the foregoing, on October 10, 2019, the Company announced it entered into a strategic transaction, which, upon closing, would result in a $30 million equity investment of newly issued common stock. The strategic transaction is subject to certain closing conditions, which include shareholder approval, and therefore, cannot be included in the reporting of our cash runway. This strategic transaction is further described in Note 13 – Subsequent Events in the accompanying Notes to Consolidated Financial Statements.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Sources of Capital

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term. Historically, we have raised the majority of the funding for our business through offerings of our common stock and warrants to purchase our common stock. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders would experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur debt, our fixed payment obligations, liabilities and leverage relative to our equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by any or all of our assets pledged as collateral. Additionally, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

May 2019 Offering

On May 24, 2019, we completed our offer and sale of an aggregate of 3,492,063 shares of our common stock, together with 3,492,063 accompanying warrants to purchase an aggregate of 2,619,047 shares of our common stock, at a combined purchase price of $3.15 per share of common stock and warrant. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by us, were approximately $10.0 million. In connection with the offering, we paid the placement agent (i) a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 45 days, to purchase up to an additional 523,809 shares of our common stock (the “Option Shares”) and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of our common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024.

Aspire Capital

On March 29, 2019, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) pursuant to which the Company agreed to issue and sell to Aspire Capital shares of its common stock equal to an aggregate amount of up to $20.0 million at the Company’s request from time to time during a 30-month period. The Company filed with the Securities and Exchange Commission a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 registering all the shares of common stock that have been offered to Aspire Capital from time to time. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 120,201 shares of the Company’s common stock which represented 3% of the aggregate commitment.

Under the Purchase Agreement, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 30,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of:

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

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 533,333 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 466,667 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

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

October 2017 Offerings

On October 25, 2017, we completed our offer and sale to certain accredited investors of, in a registered public offering, 527,093 shares of our common stock and, in a concurrent private placement, warrants to purchase an aggregate of up to 395,320 shares of our common stock, all at a purchase price of $13.4375 per share. The warrants have an initial exercise price of $12.50 per share, became exercisable on October 25, 2017 and expire on April 25, 2022. The gross proceeds of the offering were $7.1 million and the net proceeds, after deducting the placement agent’s fees and other estimated offering expenses paid by us (and excluding the proceeds, if any, from any cash exercise of the warrants), were $6.2 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a nonaccountable sum of $60,000, and (ii) warrants to purchase up to an aggregate of 31,625 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $16.80 per share, became exercisable on their original issuance date and expire on October 21, 2022.

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

On October 25, 2017, we also completed an offer and sale to one accredited investor of 80,000 shares of our common stock and warrants to purchase up to 60,000 shares of our common stock, all at a purchase price of $13.4375 per share and associated warrants. The warrants have an initial exercise price of $12.50 per share, become exercisable on April 27, 2018 and expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the us (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. In connection with the offering, we paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $15,000, and (ii) warrants to purchase up to an aggregate of 4,800 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $16.80 per share, became exercisable on their original issuance date and expire on October 25, 2022.

ATM Program

On July 25, 2017, we entered into an equity distribution agreement with Oppenheimer & Co. Inc., or Oppenheimer, to commence an “at the market” offering program, or the ATM Program, under which we were permitted to offer and sell, from time to time through or to Oppenheimer, acting as sales agent or principal, shares of our common stock having an aggregate gross sales price of up to $8.4 million. An aggregate of 89,731 shares of our common stock were sold in the ATM Program during the year ended July 31, 2018, for net proceeds to us, after deducting Oppenheimer’s commissions and other expenses paid or payable by us, of $1.1 million. Effective as of October 22, 2017, we terminated the ATM Program. As a result of such termination, no further offers or sales of our common stock will be made in the ATM Program.

Warrant Exercises

We did not receive any proceeds from warrant exercises during the year ending July 31, 2019. During the year ended July 31, 2018, we received gross proceeds of $10.0 million related to the November 2017 Warrant Exercise Inducement Offering as well as an additional $0.7 million from other warrant exercises. If the holders of all our warrants that are outstanding as of the issuance of this report were to exercise all such warrants in full on a cash basis, we would receive an aggregate of approximately $26.9 million in net proceeds. However, the holders of these warrants may choose to exercise only a portion of the warrants they hold, may choose not to exercise any of the warrants they hold, or may choose to “net” exercise their warrants on a cashless basis to the extent permitted by the warrants. As a result, we may never receive meaningful, or any, proceeds from the exercise of these warrants.

Critical Accounting Policies

Investment Securities

Securities held to maturity are recorded at amortized cost based on the Company’s intent and ability to hold these securities to maturity.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2019. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2019, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2019. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2019, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year ended July 31, 2019, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and other information required by this Item 13 is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement for our 2019 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OncoSec Medical Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OncoSec Medical Incorporated (the “Company”) as of July 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2019 and 2018, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

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

San Diego, California

October 25, 2019

OncoSec Medical Incorporated

Consolidated Balance Sheets

	July 31, 2019	July 31, 2018
Assets
Current assets
Cash and cash equivalents	$25,147,780	$3,803,627
Prepaid expenses and other current assets	3,359,556	1,643,749
Investment securities	-	23,174,447
Total Current Assets	28,507,336	28,621,823
Property and equipment, net	1,031,129	1,265,662
Other long-term assets	353,547	358,987
Total Assets	$29,892,012	$30,246,472

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,217,017	$4,778,892
Accrued compensation related	676,223	1,070,744
Note payable	83,760	-
Total Current Liabilities	4,977,000	5,849,636
Other long-term liabilities	635,913	1,472,630
Total Liabilities	5,612,913	7,322,266

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock authorized - 16,000,000 common shares with a par value of $0.0001, common stock issued and outstanding — 10,633,043 and 5,351,290 common shares as of July 31, 2019 and July 31, 2018, respectively	1,063	535
Additional paid-in capital	177,656,149	145,749,189
Warrants issued and outstanding – 3,631,953 and 895,805 warrants as of July 31, 2019 and July 31, 2018, respectively	10,809,724	11,271,327
Accumulated other comprehensive income (loss)	169,037	(16,024)
Accumulated deficit	(164,356,874)	(134,080,821)
Total Stockholders’ Equity	24,279,099	22,924,206
Total Liabilities and Stockholders’ Equity	$29,892,012	$30,246,472

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Operations

	Year Ended	Year Ended
	July 31, 2019	July 31, 2018
Revenue	$-	$-
Expenses:
Research and development	18,445,199	17,415,520
General and administrative	11,971,479	18,689,839
Loss from operations	(30,416,678)	(36,105,359)
Other income, net	440,037	374,045
Interest expense	(3,805)	-
Loss on disposal of property and equipment	(703)	(875,098)
Warrant inducement expense	-	(2,465,396)
Foreign currency exchange loss, net	(281,473)	(63,878)
Realized loss on sale of securities, net	(12,134)	-
Loss before income taxes	(30,274,756)	(39,135,686)
Provision for income taxes	1,297	680
Net loss	$(30,276,053)	$(39,136,366)
Basic and diluted net loss per common share	$(4.29)	$(9.75)
Weighted average shares used in computing basic and diluted net loss per common share	7,053,279	4,012,337

The accompanying notes are an integral part of these consolidated financial statements.

F-3

OncoSec Medical Incorporated

Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended
	July 31, 2019	July 31, 2018

Net Loss	$(30,276,053)	$(39,136,366)
Foreign currency translation adjustments	185,061	(12,404)
Comprehensive Loss	$(30,090,992)	$(39,148,770)

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2017	2,161,947	$216	$93,868,034	904,474	$11,775,807	$(3,620)	$(94,944,455)	$10,695,982
Exercise of common stock warrants	695,339	69	14,705,222	(695,340)	(4,705,307)	—	—	9,999,984
Exercise of common stock options	25,227	3	321,142	—	—	—	—	321,145
Common stock issued for employee stock purchase plan	4,060	—	35,809	—	—	—	—	35,809
Stock-based compensation expense	127,701	12	8,252,503	—	—	—	—	8,252,515
Tax withholdings paid related to net share settlement of equity awards	—	—	(181,550)	—	—	—	—	(181,550)
At-the-market offering program, net of issuance costs of $299,963	89,731	9	825,654	—	—	—	—	825,663
Public offering on October 25, 2017, net of issuance costs of $901,137	607,093	61	4,320,446	491,745	2,936,173	—	—	7,256,680
Warrant Exercise Inducement Offering on November 13, 2017	—	—	(195,431)	251,571	2,465,396	—	—	2,269,965
Public offering in February 2018, net of issuance costs of $2,249,169	1,533,333	154	20,750,678	—	—	—	—	20,750,832
Cancellation of expired warrants	—	—	1,200,742	(56,645)	(1,200,742)	—	—	—
Common stock issued for services	106,859	11	1,845,940	—	—	—	—	1,845,951
Net loss and comprehensive loss	—	—	—	—	—	(12,404)	(39,136,366)	(39,148,770)
Balance, July 31, 2018	5,351,290	535	145,749,189	895,805	11,271,327	(16,024)	(134,080,821)	22,924,206
Repurchase of fractional shares	(1,456)	—	(567)	—	—	—	—	(567)
Exercise of common stock options	43,029	4	566,131	—	—	—	—	566,135
Common stock issued for employee stock purchase plan	4,688	1	27,290	—	—	—	—	27,291
Stock-based compensation expense	54,755	5	3,364,366	—	—	—	—	3,364,371
Tax withholdings paid on equity awards	—	—	(101,480)	—	—	—	—	(101,480)
Tax shares sold to pay for tax withholdings on equity awards	—	—	83,246	—	—	—	—	83,246
Tax withholdings paid related to net share settlement of equity awards	—	—	(32,505)	—	—	—	—	(32,505)
Private placement on October 8, 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Private placement on December 6, 2018, net of issuance costs of $304,916	466,666	47	6,695,038	—	—	—	—	6,695,085
Private placement on May 24, 2019, net of issuance costs of $1,025,655	3,492,063	349	6,377,220	2,797,618	3,599,156	—	—	9,976,725
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Cancellation of expired warrants	—	—	4,060,759	(61,470)	(4,060,759)	—	—	—
Common stock issued for services	60,300	6	845,988	—	—	—	—	845,994
Modification of equity award	17,500	2	135,423	—	—	—	—	135,425
Net loss and comprehensive loss	—	—	—	—	—	185,061	(30,276,053)	(30,090,992)
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2019	July 31, 2018
Operating activities
Net loss	$(30,276,053)	$(39,136,366)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	243,712	334,494
Loss on disposal of property and equipment	703	875,098
Warrant inducement expense	-	2,465,396
Amortization of discount on investments	(51,481)	(28,948)
Stock-based compensation	3,364,371	8,252,515
Common stock issued for services	845,994	1,845,951
Modification of equity award	135,425	-
Foreign currency exchange loss, net	281,473	-
Changes in operating assets and liabilities:
Prepaid expenses	(1,209,064)	97,535
Other current assets	(357,351)	(593,141)
Other long-term assets	(9,035)	(49,800)
Accounts payable and accrued liabilities	(741,444)	1,427,760
Accrued compensation related	(394,521)	955,903
Other long-term liabilities	(836,714)	331,677
Net cash used in operating activities	(29,003,985)	(23,221,926)
Investing activities
Purchases of property and equipment	(9,882)	(65,156)
Purchase of investment securities	-	(25,474,695)
Maturity of investment securities	17,236,000	2,250,000
Sale of investment securities	5,977,794	-
Net cash provided by (used in) investing activities	23,203,912	(23,289,851)
Financing activities
Proceeds from issuance of common stock through ESPP	27,291	35,809
Proceeds from issuance of common stock and warrants	27,897,155	32,283,444
Payment of financing and offering costs	(1,159,180)	(3,575,699)
Proceeds from exercise of options	566,135	321,145
Proceeds from exercise of warrants	-	9,999,983
Principal payments on note payable	(81,577)	-
Tax withholdings paid on equity awards	(101,480)	-
Tax withholdings paid related to net share settlement of equity awards	(32,505)	(181,550)
Tax shares sold to pay for tax withholdings on equity awards	83,246	-
Repurchase of fractional shares	(567)	-
Net cash provided by financing activities	27,198,518	38,883,132
Effect of exchange rate changes on cash	(54,292)	(12,404)
Net increase (decrease) in cash	21,344,153	(7,641,049)
Cash and cash equivalents, at beginning of year	3,803,627	11,444,676
Cash and cash equivalents, at end of year	$25,147,780	$3,803,627

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$3,253	$-
Income taxes	$1,700	$680
Noncash investing and financing transactions:
Expiration of warrants	$4,060,759	$1,200,742
Amounts accrued for offering costs	$200,000	$45,000
Note issued for insurance premium	$185,990	$-

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Notes to Consolidated Financial Statements

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (together with its subsidiaries, unless the context indicates otherwise, being collectively referred to as the “Company”) began its operations as a biotechnology company in March 2011. The Company has not produced any revenues since its inception. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions, Inc. and changed its name in March 2011 when it began operating as a biotechnology company.

The Company is a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation (“EP”) delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® EP platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, triple negative breast cancer (“TNBC”), and squamous cell head and neck (“SCCHN”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and the Company plans to complete enrollment in this study first half 2020. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients. The Company plans to complete enrollment in fourth quarter 2019 and provide interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

OMS-131 is an investigator-initiated clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study targets patients with SCCHN and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients.

In June 2019, the Company entered into a collaboration with Dana-Farber Cancer Institute (“DFCI”), a world-leading cancer research and treatment institution, and The Marasco Laboratory, a cutting-edge CAR T-cell research laboratory led by Wayne Marasco, M.D., Ph.D., a renowned cancer immunology researcher, to develop CAR T-cell therapies for triple-negative breast cancer and ovarian cancer.

The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using EP. Specifically, the Company is developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with the Company’s recently announced generator, APOLLO, to leverage plasmid-optimized EP, enhancing the depth and frequency of transfection of immunologically relevant genes into cells located in deep visceral lesions. Using its next-generation technology, the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand its pipeline. The Company believes that the flexibility of its propriety plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In March 2019, the Company had a poster presentation at the 2019 America Association for Cancer Research (“AACR”) where it presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

The Company has established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and plan to make it available under Australia’s Special Access Scheme (“SAS”) in 2019. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of its authorized and outstanding common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. The par value was not adjusted as a result of the reverse stock split.

Reclassifications

Certain amounts in the accompanying consolidated statement of operations for the year ended July 31, 2018 have been reclassified to conform to the year ended July 31, 2019 presentation, but there was no effect on net loss for the year ended July 31, 2018.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation, accounting for long-lived assets and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Investment Securities

Securities held to maturity are recorded at amortized cost based on the Company’s intent and ability to hold these securities to maturity.

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

No such items existed as of July 31, 2019 and 2018.

Financial instruments not recorded at fair value

Descriptions of the valuation methodologies and assumptions used to estimate the fair value of financial instruments not recorded at fair value are described below. The Company’s financial instruments not recorded at fair value but for which fair value can be approximated and disclosed are securities held to maturity. The fair values of securities held to maturity are obtained using an independent third-party financial institution.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of July 31, 2019 and 2018, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	July 31, 2019	July 31, 2018
Stock options	921,572	891,252
Restricted stock units	77,956	64,750
Warrants	3,631,953	895,805
Total	4,631,481	1,851,807

Stock-Based Compensation

The Company grants equity-based awards (typically stock options or restricted stock units) under its stock-based compensation plan and outside of its stock-based compensation plan, with terms generally similar to the terms under the Company’s stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. Prior to the adoption of ASU 2018-07 on August 1, 2018, the fair value of the award for non-employees was generally re-measured on vesting dates and interim financial reporting dates until the service period was complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance.

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

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Australian dollar.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on the Company’s consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41.0 percent credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. As a result of the reduction in the corporate tax rate, the Company decreased its gross deferred tax assets by approximately $12.4 million which was offset by a corresponding decrease to the valuation allowance as of July 31, 2018, which had no impact on the Company’s consolidated financial statements for the year ended July 31, 2018. The effects of the 2017 Tax Act did not have a significant impact on the Company’s consolidated financial statements for the year ended July 31, 2019.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), to supersede previous revenue recognition guidance under current U.S. GAAP. The guidance presents a single five-step model for comprehensive revenue recognition that requires an entity to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Two options are available for implementation of the standard which is either the retrospective approach or cumulative effect adjustment approach. The guidance becomes effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, with early adoption permitted. The Company adopted this standard on August 1, 2018 using the modified retrospective transition method. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which supersedes previous lease accounting guidance (Topic 840) and establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 also requires expanded financial statement disclosures on leasing activities. These changes will become effective for the Company on August 1, 2019.

In adopting ASC 842, the new standard provides for several optional practical expedients in transition. The Company will adopt ASC 842 using the following practical expedients:

●	The optional transition method set forth in ASU 2018-11 in connection with the adoption of ASC 842 on August 1, 2019. As a result, the effects of applying the new standard will be recognized as a cumulative-effect adjustment to the opening balance of retained earnings without recasting comparative periods.
●	The “package of practical expedients”, which permits the Company not to reassess under the new standard prior conclusions on lease identification, lease classification and initial direct costs
●	The practical expedient not to separate lease and non-lease components within the lease and account for all lease components as a single lease component

The Company has estimated the impact of right-to-use assets and liabilities on the consolidated balance sheet related to operating leases of approximately $1.4 million and $2.1 million, respectively, which will represent a material increase to its total assets and liabilities. The adoption of ASC 842 is not expected to result in significant changes to its statements of operations or cash flows.

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

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which expands the scope of Topic 718 to include all share-based payment transactions for acquiring goods and services from nonemployees. ASU 2018-07 specifies that Topic 718 applies to all share-based payment transactions in which the grantor acquires goods and services to be used or consumed in its own operations by issuing share-based payment awards. ASU 2018-07 also clarifies that Topic 718 does not apply to share-based payments used to effectively provide (1) financing to the issuer or (2) awards granted in conjunction with selling goods or services to customers as part of a contract accounted for under ASC 606. ASU 2018-07 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years, with early adoption permitted, but no earlier than the Company’s adoption of ASC 606. The Company chose to early adopt ASU 2018-07 on August 1, 2018. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3—Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $164.4 million as of July 31, 2019. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

As of July 31, 2019, the Company had cash and cash equivalents of $25.1 million, which consisted of cash of $6.0 million and cash equivalents of $19.1 million. Cash flows from financing activities continued to provide the primary source of the Company’s liquidity. Net cash provided by financing activities was $27.2 million during the year ended July 31, 2019, which was primarily attributable to the net proceeds received from the Alpha Holdings agreement and the May 2019 offering (See Note 7). The Company currently estimates its monthly working capital requirements to be approximately $2.5 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the issuance of this report.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its operations.

Note 4—Investment Securities

The Company did not have any investment securities on its consolidated balance sheet as of July 31, 2019.

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

During the year ended July 31, 2019, the Company sold investments, categorized as held to maturity, with a net carrying amount of $5,989,928 for gross proceeds of $5,977,794 and realized a loss of $12,134. The sale of the securities was suggested by the Company’s investment advisors and the event is isolated.

Note 5—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	July 31, 2019	July 31, 2018
Equipment and furniture	$1,859,824	$1,873,880
Computer software	109,242	109,242
Leasehold improvements	21,934	12,054
Property and equipment, gross	1,991,000	1,995,176
Accumulated depreciation and amortization	(959,871)	(729,514)
Total	$1,031,129	$1,265,662

Depreciation and amortization expense recorded for the years ended July 31, 2019 and 2018 was approximately $244,000 and $334,000, respectively. In conjunction with the move to a new facility, the Company wrote off approximately $860,000 in property and equipment during the year ended July 31, 2018.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	July 31, 2019	July 31, 2018
Research and development costs	$2,380,215	$3,801,211
Professional services fees	1,702,886	770,853
Other	133,916	206,828
Total	$4,217,017	$4,778,892

Accrued Compensation

Accrued compensation is comprised of the following:

	July 31, 2019	July 31, 2018
Separation costs	$495,004	$840,320
Accrued payroll	181,219	215,937
401K payable	-	14,487
Total	$676,223	$1,070,744

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	July 31, 2019	July 31, 2018
Deferred rent	$635,913	$1,101,222
Separation costs	-	371,408
Total	$635,913	$1,472,630

Note 6 – Note Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.25% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At July 31, 2019, the outstanding balance related to this finance agreement was $83,760.

Note 7—Stockholders’ Equity

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of its authorized and outstanding common stock. Under Nevada law, and in accordance with NRS Section 78.207, the split was approved by the Board of Directors of the Company and shareholder approval was not required. Pursuant to this reverse stock split, the total number of authorized common shares was reduced from 160,000,000 to 16,000,000 shares and the number of common shares outstanding was reduced from 71,216,082 shares to 7,121,594 shares (which reflects adjustments for fractional share settlements). The par value was not adjusted as a result of the reverse stock split. All applicable share and per share information contained in these consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

May 2019 Offering

On May 24, 2019, the Company completed the offer and sale of an aggregate of 3,492,063 shares of its common stock, together with 3,492,063 accompanying warrants to purchase an aggregate of 2,619,047 shares of its common stock, at a combined purchase price of $3.15 per share of common stock and warrant. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $10.0 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 45 days, to purchase up to an additional 523,809 shares of its common stock (the “Option Shares”) and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of the Company’s common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per share, became exercisable on May 24, 2019 and expire on May 24, 2024.

The fair value of the warrants issued to the purchasers in the offering, based on their fair value relative to the common stock issued, was approximately $3.6 million (based on the Black-Scholes option valuation model assuming no dividend yield, a 5.0 year life, volatility of 82.99% and a risk-free interest rate of 2.12%). The Company completed an evaluation of these warrants and determined they should be classified as equity within the accompanying consolidated balance sheets.

Aspire Capital

On March 29, 2019, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) pursuant to which the Company agreed to issue and sell to Aspire Capital shares of its common stock equal to an aggregate amount of up to $20.0 million at the Company’s request from time to time during a 30-month period. The Company filed with the Securities and Exchange Commission a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 registering all the shares of common stock that have been offered to Aspire Capital from time to time. In consideration for entering into the Purchase Agreement, the Company issued to Aspire Capital 120,201 shares of the Company’s common stock which represented 3% of the aggregate commitment.

Under the Purchase Agreement, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 30,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of:

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

On October 9, 2018, the Company received total proceeds, before expenses, of $8.0 million in cash from the offering and issued Alpha Holdings 533,333 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 466,667 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

Controlled Equity Offering Sales Agreement

On November 2, 2018, the Company entered into a controlled equity offering sales agreement (“Sales Agreement”) with Cantor Fitzgerald & Co, regarding an at-the-market offering, pursuant to which the Company may, from time to time, issue and sell shares of common stock having an aggregate offering price of up to $30.0 million. The Company is not obligated to make any sales of shares under the Sales Agreement. The Company did not make any sales of shares under the Sales Agreement.

On May 27, 2019, the Company terminated the Sales Agreement.

Common Stock Option Exercise

During the year ended July 31, 2019, shares of common stock issued related to option exercises totaled 43,029. The Company realized proceeds of $0.6 million from the stock option exercises.

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

Second October 2017 Offering

On October 25, 2017, the Company completed an offer and sale to one accredited investor of 80,000 shares of its common stock and warrants to purchase up to 60,000 shares of its common stock, all at a purchase price of $13.4375 per share and associated warrant. The warrants have an initial exercise price of $12.50 per share, become exercisable on April 27, 2018 and expire on April 27, 2022. The gross proceeds of the offering were $1.1 million and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid or payable by the Company (and excluding the proceeds, if any, from any cash exercise of the warrants), were approximately $1.0 million. In connection with the offering, the Company paid the placement agent (i) a cash fee equal to 5.5% of the gross proceeds of the offering, as well as offering expenses in a non-accountable sum of $15,000, and (ii) warrants to purchase up to an aggregate of 4,800 shares of its common stock. The warrants issued to the placement agent are exercisable at an exercise price of $16.80 per share, became exercisable on their original issuance date and expire on October 25, 2022.

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

Outstanding Warrants

At July 31, 2019, the Company had outstanding warrants to purchase 3,631,953 shares of its common stock, with exercise prices ranging from $3.45 to $45.00, all of which were classified as equity instruments. These warrants expire at various dates between November 2019 and May 2024.

Note 8—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 shares for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of July 31, 2019, there were an aggregate of 950,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 50,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

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

Stock Options

During the year ended July 31, 2019, the Company granted options to purchase 154,249, 77,500 and 1,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $2.57 to $15.80. The stock options issued to directors have a 10-year term, vest over a period ranging from one to three years and have exercise prices ranging from $5.80 and $8.42. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have an exercise price of $6.26.

During the year ended July 31, 2019, the Company granted options to purchase 20,000 and 50,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $16.40. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $8.47 and $14.30.

During the fiscal year ended July 31, 2018, the Company granted options to purchase 528,150, 30,000 and 70,500 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $9.20 to $18.60. The stock options issued to directors have a ten-year term, vest monthly in equal increments over one year and have exercise prices ranging from $9.79 to $19.40. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement, and have exercise prices ranging from $10.00 to $18.80.

During the year ended July 31, 2018, the Company granted its President and Chief Executive Officer, Mr. Daniel J. O’Connor, options to purchase 250,000 shares of the Company’s common stock outside of the 2011 Plan. This grant was approved by stockholders at the Company’s annual meeting on January 12, 2018. Of the total grant, options on 100,000 shares vested upon stockholder approval and options on 100,000 shares will vest over a two-year period from the date of grant. Mr. O’Connor also received a performance stock option award to purchase up to 50,000 shares of the Company’s common stock, which is subject to vesting as to options on 25,000 shares on the date of the Company’s achievement of 100% enrollment in the first cohort of its KEYNOTE-695 study and as to the remaining options on 25,000 shares in one installment on the one-year anniversary of the date of achievement of such enrollment.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Year Ended July 31, 2019	Year Ended July 31, 2018
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	1.74 -3.09%	1.66 – 2.90%
Volatility	72.88 – 83.87%	73.24 –91.99%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the years ended July 31, 2019 and 2018:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2017	363,941	$19.40
Granted	628,650	$13.80
Exercised	(25,227)	$12.70
Forfeited/Cancelled/Expired	(76,112)	$26.60
Outstanding - July 31, 2018	891,252	$15.00
Granted	302,749	$7.88
Exercised	(43,029)	$13.16
Forfeited/Cancelled	(228,700)	$15.32
Expired	(700)	$57.60
Outstanding – July 31, 2019	921,572	$12.63
Exercisable – July 31, 2019	633,727	$14.12

As of July 31, 2019, the total intrinsic value of options outstanding and exercisable was approximately $0 and $0, respectively. As of July 31, 2019, the Company has approximately $1.7 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.49 years.

Stock-based compensation expense recorded in the Company’s consolidated statements of operations for the year ended July 31, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $2.9 million. Of this balance, $1.2 million was recorded to research and development and $1.7 million was recorded in general and administrative in the Company’s consolidated statement of operations for the year ended July 31, 2019.

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

The weighted-average grant date fair value of stock options granted during the year ended July 31, 2019 was $5.29.

The weighted-average grant date fair value of stock options granted during the year ended July 31, 2018 was $12.40.

Restricted Stock Units

In December 2018, the Company granted its President and Chief Executive Officer 75,000 restricted stock unit awards (“RSUs”). The units vest as follows: 6,250 units vested on January 31, 2019, and the remaining 68,750 units vest in equal quarterly installments of 6,250 units beginning on April 30, 2019 and ending on October 31, 2021. The closing price of the Company’s common stock on the date of grant was $6.00 per share, which is the fair market value per unit of the RSUs.

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

For the year ended July 31, 2019, the Company recorded approximately $0.4 million in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

As of July 31, 2019, there were 77,956 RSUs outstanding.

In February 2018, the Company granted an aggregate of 30,000 restricted stock unit awards (“RSUs”) to two employees under the 2011 Plan. All RSUs vest in full three years following the date of grant. The closing price of the Company’s common stock on the date of grant was $16.40 per share, which is the fair market value per unit of the RSUs.

On February 8, 2018, the Company’s Board of Directors approved the accelerated vesting of outstanding restricted stock units (RSUs) held by certain executives and board members. The RSUs, the majority of which vested on the third anniversary of the grant date, were accelerated to vest on June 15, 2018, resulting in stock compensation expense of $1.1 million for the year ended July 31, 2018.

In May 2018, the Company granted 3,500 restricted stock unit awards (“RSUs”) to an employee under the 2011 Plan. All RSUs vest in full three years following the date of grant. The closing price of the Company’s common stock on the date of grant was $15.90 per share, which is the fair market value per unit of the RSUs.

In July 2018, the Company granted 62,500 restricted stock unit awards (“RSUs”) to the Company’s current CFO. The units vest as follows: 31,250 units vested on July 16, 2018, and the remaining 31,250 units vest in equal quarterly installments over the 24 months following the date of grant. The closing price of the Company’s common stock on the date of grant was $13.40 per share, which is the fair market value per unit of the RSUs.

For the year ended July 31, 2018, the Company recorded $2.0 million in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

As of July 31, 2018, there were 64,750 RSUs outstanding.

Shares Issued to Consultants

During the year ended July 31, 2019, 60,300 shares of common stock valued at $857,730 were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of $845,994 during the year ended July 31, 2019.

During the year ended July 31, 2018, 106,859 shares of common stock valued at $1,845,951, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares vested. The Company recorded compensation expense relating to the share issuances of $1,845,951 during the year ended July 31, 2018.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The first offering period under the ESPP ended on July 31, 2016, with 1,778 shares purchased and distributed to employees. The second offering period under the ESPP ended on January 31, 2017, with 1,863 shares purchased and distributed to employees, and the third offering period under the ESPP ended on July 31, 2017, with 2,164 shares purchased and distributed to employees. The fourth offering period under the ESPP ended on January 31, 2018, with 1,896 shares purchased and distributed to employees, and the fifth offering period under the ESPP ended on July 31, 2018, with 1,207 shares purchased and distributed to employees. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees, and the seventh offering period under the ESPP ended on July 31, 2019, with 2,053 shares purchased and distributed to employees. At July 31, 2019, there were 37,608 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended January 31, 2019, the following assumptions were used: six-month maturity, 2.22% risk free interest, 61.83% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended July 31, 2019, the following assumptions were used: six-month maturity, 2.46% risk free interest, 126.35% volatility, 0% forfeitures and $0 dividends.

For the six-month offering period ended January 31, 2018, the following assumptions were used: six-month maturity, 1.15% risk free interest, 62.6% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended July 31, 2018, the following assumptions were used: six-month maturity, 1.64% risk free interest, 97.86% volatility, 0% forfeitures and $0 dividends.

Approximately $12,000 and $16,000 was recorded as stock-based compensation during the years ended July 31, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at July 31, 2019:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	921,572
Common Stock reserved for restricted stock unit release	77,956
Common Stock authorized for future grant under the 2011 Plan	93,185
Common Stock reserved for warrant exercise	3,631,953
Commons Stock reserved for future ESPP issuance	37,608
Total common stock reserved for future issuance	4,762,274

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not recognized any interest and/or penalties in the accompanying consolidated statements of operations for the year ended July 31, 2019 and 2018.

The Company is subject to taxation in the United States, various states and in Australia. The Company’s tax years for 2007 and forward, 2010 and forward and 2017 and forward are subject to examination by the United States federal tax authorities, California tax authorities and New Jersey tax authorities, respectively, due to the carry forward of unutilized net operating losses and research and development credits.

At July 31, 2019, the Company had federal, New Jersey and California net operating loss carryforwards of approximately $129 million, $38 million and $119 million, respectively. In addition, the Company has federal and California research and development tax credit carryforwards of approximately $1.74 million and $1.92 million, respectively. The Company also has California Hiring Credits of approximately $9,300. The federal net operating loss, research tax credit carryforwards and New Jersey and California net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has foreign net operating loss carryforwards in Australia of $1.7 million.

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

Significant components of the Company’s deferred tax assets as of July 31, 2019 and 2018 are listed below:

	2019	2018
Net operating loss carryforwards	$35,361,000	$28,313,000
Credits	3,257,000	2,408,000
Start-up costs	23,000	24,000
Accumulated depreciation	122,000	162,000
Option and stock awards	4,825,000	5,703,000
Other	241,000	591,000
Net deferred tax assets	43,829,000	37,201,000
Valuation allowance for deferred tax assets	(43,829,000)	(37,201,000)
Net deferred taxes	$-	-

A valuation allowance of $43.8 million and $37.2 million at July 31, 2019 and 2018, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $6.6 million and decreased by $0.8 million for the years ended July 31, 2019 and 2018, respectively.

A reconciliation of income taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2019	2018
Federal tax benefit at the expected statutory rate	21.00%	26.47%
State income tax, net of federal tax benefit	(0.01)%	0.00%
Non-deductible expenses	(0.46)%	(2.53)%
Impact of federal rate change	0.00%	(32.14)%
Impact of rate change on valuation allowance	0.00%	32.14%
Change in valuation allowance	(21.32)%	(24.72)%
Other	0.79%	0.78%
Income tax benefit - effective rate	(0.00)%	(0.00)%

Note 10—Commitments and Contingencies

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

On May 2, 2018, the Board of Directors of the Company consolidated the roles of Chief Executive Officer and President, with Daniel J. O’Connor to serve as both. Accordingly, Punit Dhillon no longer serves as President of the Company, but remained as a member of the Board of Directors. The Company and Mr. Dhillon entered into a separation agreement that triggers the compensation provisions pursuant to his Amended and Restated Executive Employment Agreement, dated November 7, 2017. As of July 31, 2019 and 2018, the Company had an accrued liability of $368,369 and $828,403, respectively, remaining under the agreement.

On July 16, 2018, the Company entered into an executive employment agreement with Sara M. Bonstein (the “Bonstein Employment Agreement”) pursuant to which Ms. Bonstein will serve as the Chief Financial Officer / Chief Operating Officer (the “CFO / COO”) of the Company through July 16, 2021, subject to extension as provided in the agreement. The agreement calls for an annual salary of $350,000 per annum, a cash signing bonus in the amount of $75,000 and an annual performance bonus in the amount of 40% of Ms. Bonstein’s then-current annual base salary. In addition, pursuant to the Bonstein Employment Agreement, the Company granted to Ms. Bonstein an award of 62,500 restricted stock units convertible into shares of the Company’s common stock. The units vest as follows: 31,250 units vested on July 16, 2018 (date of grant), and the remaining 31,250 units vest in equal quarterly installments over the 24 months following the date of grant.

On July 16, 2018, the Company and the Company’s former Chief Financial Officer entered into a separation and release agreement in connection with the former CFO’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former CFO severance compensation of $300,000, less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices. On July 16, 2018, the Company recorded a liability of $300,000 on its consolidated balance sheet, and the offsetting charge was recorded in general and administrative expense as salary expense. As of July 31, 2019 and 2018, the Company had an accrued liability of $9,364 and $300,000, respectively, remaining under the agreement.

On October 26, 2018, the Company and an employee entered into a separation and release agreement in connection with the employee’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former employee severance compensation of $415,000, less applicable withholdings, in the form of salary and bonus continuation in accordance with the Company’s customary payroll practices. In addition, the Company agreed to pay the cost of health insurance for 12 months from the date of separation and accelerate the vesting of 2,500 RSUs. On October 26, 2018, the Company recorded a liability of $451,112 on its consolidated balance sheet, and the offsetting charge was recorded in research and development expense as salary expense. As of July 31, 2019, the Company had an accrued liability of $117,271 remaining under the agreement.

Lease Agreements

On February 14, 2018, the Company entered into a lease agreement MawIt Inc., for approximately 3,100 rentable square feet located at 24 N. Main Street, Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. The term of the lease commenced on March 1, 2018 and was to expire on April 30, 2020. In November 2018, the Company entered into an amended lease agreement for the addition of approximately 2,800 rentable square feet. The term of the amended lease commenced on January 15, 2019 and expires on December 31, 2020. Base rent under the amended lease agreement is $11,686 per month for each of the first two months, $11,929 per month for each of the third through fifteenth months and $12,173 per month for each of the sixteenth through twenty-three months. The Company prepaid rent of approximately $60,000 as per the terms of the amended agreement. The lease agreement also requires the Company to share in certain monthly operating expenses of the premises and required the Company to pay a security deposit of $23,372.

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

While the lease and all of the related obligations were assigned to Vividion, the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event is not considered probable and no obligation has been recorded as of July 31, 2019 and 2018.

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

At the time of the lease agreements noted above, the Company had a deferred rent liability recorded on the consolidated balance sheet of $1.1 million, of which $0.6 million is remaining as of July 31, 2019. The deferred rent liability associated with the lease/sublease are being amortized on a straight-line basis over their respective remaining term.

The Company has also entered into lease arrangements for vivarium space in San Diego, California to support the Company’s research and development department.

Total rent expense for the years ended July 31, 2019 and 2018 was approximately $0.8 million and $1.4 million, respectively.

The Company believes its current facilities are adequate to meet its current operating needs and will remain adequate for the foreseeable future.

At July 31, 2019, future minimum lease payments under the Company’s non-cancelable operating leases are as follows:

Year Ending July 31, 2019	Operating Lease
2020	$1,356,000
2021	308,000
Total minimum payments	$1,664,000

Note 11—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled approximately $94,000 and $111,000 for the fiscal years ended July 31, 2019 and 2018, respectively.

Note 12—Related Party Transactions

The Company has subleased a portion of its office space to another company beginning April 1, 2017 and ending March 31, 2018. The Company’s former President and two other members of the Company’s Board of Directors held positions as directors and/or officers of the sublessee. The Company had received payments totaling $27,900 related to the sublease as of July 31, 2018.

Note 13—Subsequent Events

Strategic Transaction Overview

On October 10, 2019, the Company announced that it entered into a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”). Pursuant to stock purchase agreements entered into between the parties pursuant to the Transaction, the Company will receive a $30 million equity investment from CGP and its affiliate Sirtex at $2.50 per share. Upon closing of the Transaction, CGP and Sirtex together will hold approximately 53% of the Company’s outstanding common stock and will be entitled to three of nine seats on the Company’s Board of Directors. The closing of the stock purchase is subject to stockholder approval and other customary closing conditions (the “Closing”).

Whether or not Closing occurs, but subject to certain conditions on effectiveness described below, the Company (1) will grant CGP and its affiliates an exclusive license to develop, manufacture, commercialize, or otherwise exploit current and future products, including TAVO™ and the Company’s new Visceral Lesion Applicator (“VLA”), in Greater China and 35 other Asian countries (the “Territory”) for which CGP will pay the Company up to 20% royalties on the net sales of such products in the Territory and (2) will engage Sirtex to support and assist the Company with pre-marketing activities for TAVO and VLA in exchange for low single-digit royalties on TAVO and VLA net sales outside the Territory.

Purchase Agreements

On October 10, 2019, the Company entered into Stock Purchase Agreements (the “Purchase Agreements”) with each of CGP and Sirtex pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock at a purchase price of $2.50 per share. The Purchase Agreements may be terminated if the Closing does not occur on or before March 31, 2020, or earlier as described further in the Purchase Agreements.

In addition, pursuant to the Purchase Agreements, beginning on the date of the Closing and ending on the first anniversary thereof (the “Option Period”), the Company granted to CGP an option to make an offer to acquire the remaining outstanding common stock of the Company at a purchase price per share equal to the greater of (a) $4.50 or (b) 110% of the last closing stock price for the common stock on the date prior to CGP delivering written notice to the Company of its intent to exercise such option along with a proposal on all other material terms. The Purchase Agreements contain customary representations and warranties as well as certain operating covenants applicable to the Company until the Closing. Additionally, the shares are subject to a lock-up provision restricting the sale or disposition of the shares for a period of six-months following the Closing and a standstill provision prohibiting certain actions by CGP and Sirtex during the Option Period. In addition, upon the Closing, the Stockholders Agreements and Registration Rights Agreements between the Company and each of CGP and Sirtex will become effective (all described further below).

License Agreement

Concurrently with the execution and delivery of the Purchase Agreements, the Company and CGP entered into a License Agreement (the “License Agreement”), which will become effective upon the earlier of (a) the Closing and (b) the termination of the applicable Purchase Agreement by the Company (other than due to CGP’s material breach). Pursuant to the License Agreement, the Company, among other things, granted CGP and its affiliates an exclusive, sublicensable, royalty-bearing license to develop, manufacture, commercialize, or otherwise exploit the Company’s current and future products, including TAVO™ and the Company’s new Visceral Lesion Applicator (“VLA”), in the following territories: China Mainland, Hong Kong, Macau, Taiwan, Armenia, Azerbaijan, Bahrain, Bangladesh, Bhutan, Brunei, Burma, Cambodia, East Timor, Georgia, India, Indonesia, Jordan, Kazakhstan, Kuwait, Kyrgyzstan, Laos, Malaysia, Mongolia, Nepal, Oman, Pakistan, Papua New Guinea, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United Arab Emirates, Uzbekistan and Vietnam (the “Territory”). Under the terms of the License Agreement, CGP will pay the Company up to 20% royalties on the net sales (as defined in the License Agreement) of such products in the Territory during the applicable Royalty Term (as defined in the License Agreement).

Services Agreement

In addition, the Company and Sirtex entered into a Services Agreement (the “Services Agreement”) which will become effective upon the earlier of (a) the Closing and (b) the termination of the applicable Purchase Agreement by the Company (other than due to Sirtex’s material breach). Pursuant to the Services Agreement, the Company agreed, among other things, to pay Sirtex low single-digit royalties on the Net Sales (as defined in the Services Agreement) of all Products (defined as TAVO and VLA products and their accompanying generators, and any products (including, for clarity, combination products) incorporating or including such products and their accompanying generators), in all countries other than those in the Territory. In exchange for the royalty fee, Sirtex will provide the Company with certain services for these products, including key opinion leader management and engagement services, voice of customer (VOC) services, development of a go to market strategy, and pricing, reimbursement and market access services.

Stockholder Agreements

Concurrently with the execution and delivery of the Purchase Agreements, the Company, CGP, and Sirtex entered into Stockholders Agreements (the “Stockholders Agreements”), to be effective upon the Closing, pursuant to which, among other things, CGP and Sirtex will have the option to nominate a combined total of three (3) members to the Board of Directors, initially at the Closing, and thereafter at every annual meeting of the stockholders of the Company in which directors are generally elected, including at every adjournment or postponement thereof. CGP will also have the option to nominate two (2) independent directors to the Company’s Board of Directors if any independent director currently serving on the Board of Directors ceases to serve as a director of the Company for any reason, provided that the independent director nominee shall be satisfactory to a majority of the independent directors of the Company. If either CGP or Sirtex beneficially owns less than 40% of the shares acquired pursuant to the Purchase Agreements, either (as applicable) shall have the right to nominate members to the Board of Directors in proportion with their ownership of the issued and outstanding common stock.

In addition, CGP and Sirtex will have certain rights of participation in future financings as well as a right of first refusal related to future potential transactions. The Stockholders Agreements implement a 70% supermajority approval by the Board of Directors for certain actions, as well as stockholder consent rights for CGP, all of which are conditioned upon CGP and Sirtex maintaining certain ownership thresholds.

Registration Rights Agreements

Concurrently with the execution and delivery of the Purchase Agreements, the Company, CGP, and Sirtex agreed to enter, upon closing, Registration Rights Agreements (the “Registration Rights Agreements”), pursuant to which, among other things, CGP and Sirtex will each have the right to deliver to the Company a written notice requiring the Company to prepare and file with the Securities and Exchange Commission (the “SEC”), a registration statement with respect to resales of shares of some or all the common stock of the Company held by CGP and Sirtex.

Amendment to Articles of Incorporation

On September 6, 2019, the Company filed with the Secretary of State of the State of Nevada an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 16,000,000 shares of common stock, par value $0.0001 per share, to 26,000,000 shares of common stock, par value $0.0001 per share.

On October 7, 2019, the Company’s Board of Directors approved an amendment to its Articles of Incorporation (the “Amendment”) to, among other things, increase the number of shares of common stock authorized for issuance to 30,000,000 shares. Pursuant to the Amendment, the total number of authorized common shares will increase from 26,000,000 to 30,000,000 shares. The increase in authorized shares is subject to stockholder approval.

Subsequent to July 31, 2019, shares of common stock issued to executives and employees related to vested RSU’s totaled 4,198.

Subsequent to July 31, 2019, shares of common stock issued to consultants for services totaled 35,687.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Daniel J. O’Connor
Date: October 25, 2019		Daniel J. O’Connor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel J. O’Connor	President, Chief Executive Officer and Director	October 25, 2019
Daniel J. O’Connor, J.D.

/s/ Sara M. Bonstein	Chief Financial Officer and Chief Operating Officer	October 25, 2019
Sara Bonstein

/s/ Avtar Dhillon	Chairman of the Board	October 25, 2019
Dr. Avtar Dhillon

/s/ Margaret Dalesandro	Director	October 25, 2019
Margaret Dalesandro, PhD

/s/ James DeMesa	Director	October 25, 2019
Dr. James DeMesa

/s/ Joon Kim	Director	October 25, 2019
Joon Kim

/s/ Punit Dhillon	Director	October 25, 2019
Punit Dhillon

/s/ Robert Ward	Director	October 25, 2019
Robert Ward

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017.)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019)

3.4*	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4.5	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 24, 2016)

4.6	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 24, 2016)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 26, 2017)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 23, 2019)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.1 of Form S-3, filed on August 23, 2019)

4.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 11, 2019)

4.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 11, 2019)

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015)

10.4#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard Slansky (incorporated by reference to our Quarterly Report on Form 10-Q, filed on December 8, 2015)

Exhibit Number	Description of Exhibit

10.5	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 2, 2015)

10.6	Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 5, 2015)

10.7	Placement Agency Agreement, dated as of November 3, 2015, by and between the Company and H.C. Wainright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 5, 2015)

10.8	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 24, 2016)

10.9	Placement Agency Agreement, dated as of May 22, 2016, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed on May 24, 2016)

10.10†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.11	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.12	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.13	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.14#	Executive Employment Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 9, 2017)

10.15#	Amended and Restated Executive Employment Agreement, dated November 7, 2017, by and between the Company and Punit Dhillon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 9, 2017)

10.16#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 9, 2017)

10.17#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 9, 2017)

Exhibit Number	Description of Exhibit

10.18	Form of Warrant Exercise Agreement, dated November 13, 2017, by and between the Company and such holder named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2017)

10.19#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018)

10.20	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018)

10.21	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.22#	Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon (incorporated by reference to Exhibit 10.4 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.23	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.24#	Executive Employment Agreement, dated July 16, 2018, by and between the Company and Sara M. Bonstein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 16, 2018)

10.25	Purchase Agreement, dated February 1, 2018, between OncoSec Medical Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 1, 2018)

10.26	Stock Purchase Agreement, dated as of August 31, 2018, between OncoSec Medical Incorporated and Alpha Holdings, Inc. (incorporate by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on August 31, 2018)

10.27	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Current Report on Form 10-K, filed on October 19, 2018)

10.28	Common Stock Purchase Agreement, dated March 29, 2019, between OncoSec Medical Incorporated and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 29, 2019)

10.29	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019)

10.30	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019

10.31	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019

10.32+	License Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on October 11, 2019)

10.33+	Service Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on October 11, 2019)

10.34	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019)

10.35	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017)

23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

+ Certain confidential portions of this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K.

