Form 10-K/A
period 2019-07-31
ONCOSEC MEDICAL Inc
filed 2019-11-27
CIK 1444307

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2019, the last business day of the registrant’s most recently completed fiscal year, was approximately $47,184,790, computed by reference to the price at which the registrant’s common stock was last sold on such date, as reported by the Nasdaq Capital Market. Shares of common stock held by the registrant’s officers and directors and holders of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.

As of November 18, 2019, there were 10,695,428 outstanding shares of the Company’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2019 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2019 (the “Original Filing”), is being filed to provide the information required pursuant to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

Pursuant to Rule 12b-15 under the Securities and Exchange Act of 1934, as amended, this Amendment No. 1 amends the Original Filing and contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as stated herein, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information below sets forth the principal occupation or employment and principal business of the employer, if any, of each of our directors, as well as his or her position(s) and tenure with the Company, age, other directorships and other business experience and qualifications, as well as each director’s specific experience, qualifications, attributes and skills.

Name	Position with the Company	Age	Served as a Director Since
Dr. Avtar Dhillon	Chairman of the Board	58	March 2011
Dr. James DeMesa	Director	62	February 2011
Daniel J. O’Connor	President, Chief Executive Officer and Director	55	September 2017
Punit S. Dhillon	Director	39	March 2011
Robert E. Ward	Director	62	November 2018
Dr. Margaret Dalesandro	Director	72	April 2019
Joon Kim	Director	54	December 2018

Dr. Avtar Dhillon has served as the Chairman of our Board since March 2011. Dr. Dhillon has held various leadership roles at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation) (NASDAQ: INO), a DNA vaccine development company, since October 2001, including President and Chief Executive Officer from October 2001 to June 2009, President and Chairman from June 2009 until October 2009, Executive Chairman from October 2009 until August 2011, and Non-Executive Chairman from August 2011 to January 2019. Prior to joining Inovio, Dr. Dhillon was Vice President and Lead Fund Manager of MDS Capital Corp. (now Lumira Capital Corp.), a leading healthcare venture capital organization. In July 1989, Dr. Dhillon started a medical clinic and subsequently practiced family medicine for over 12 years.

From March 1997 to July 1998, Dr. Dhillon served as a consultant to Cardiome Pharma Corp. (NASDAQ: CRME), a biotechnology company, and provided advice regarding financings, establishing a clinical development strategy, and procuring a new management team. Dr. Dhillon was a founding board member of Protox Therapeutics, Inc. (TSX-V: SHS) (now Sophiris Bio Inc.), a publicly traded specialty pharmaceutical company and maintained his board position until November 2010. Dr. Dhillon was a member of the Board of Directors of BC Advantage Funds, a venture capital corporation in British Columbia, from 2004 to January 2015. Dr. Dhillon currently serves as Executive Chairman of Emerald Health Therapeutics, Inc. (TSXV: EMH), a medical cannabis company, and Chairman of Vitality Biopharma, Inc. (OTCQB: VBIO) and Emerald Bioscience, Inc. (OTCQB: EMBI), biotechnology companies engaged in pharmaceutical development of cannabinoid prodrugs. Dr. Dhillon holds a Bachelor of Science with honours in Human Physiology and an M.D. from the University of British Columbia.

Dr. Dhillon plays a key role on our Board because of his extensive experience with several early-stage healthcare-focused companies, including his instrumental role in successfully turning around struggling companies and serving as an active and influential member in the biotechnology community. Dr. Dhillon’s business and management experience, as well as his familiarity with the Company’s business and strategies garnered through his tenure as a director, are the primary qualifications the Board considered in nominating him as a director of the Company.

Dr. Margaret Dalesandro was appointed to our Board of Directors in April 2019. Dr. Dalesandro is currently a pharmaceutical development consultant with Brecon Pharma Consulting LLC and has over twenty-five years of experience leading strategic product development in the pharmaceutical, biotechnology and diagnostics industries. She has previously served as a Business Director of Integrative Pharmacology at Corning, Incorporated, as a Vice President of Project, Portfolio and Alliance Management at ImClone Systems Inc., as an Executive Director of Project and Portfolio Management at GlaxoSmithKline, and as a Senior Consultant at Cambridge Pharma Consultancy over the course of her career. Dr. Dalesandro earned her Ph.D. in Biochemistry from Bryn Mawr College and completed a NIH Post-Doctoral Fellowship in Molecular Immunology at the Wake Forest University School of Medicine. This experience and expertise are the primary qualifications the Board considered in nominating her as a director of the Company. Dr. Dalesandro’s extensive experience and expertise in the biopharmaceuticals industry are the primary qualifications the Board considered in nominating her as a director of the Company.

Dr. James M. DeMesa has served on our Board since February 2011. Dr. DeMesa is currently CEO of Emerald Health Pharmaceuticals Inc., a pharmaceutical development company, and a director of Induce Biologics, a regenerative medicine company. In 2008, Dr. DeMesa retired from his role as President, Chief Executive Officer and a director of Migenix Inc., a publicly traded biotechnology company. From 1997 to 2001, he was President, Chief Executive Officer and a director of GenSci Regeneration Sciences Inc., (now part of Integra LifeSciences, NASD: IART), a publicly-traded biotechnology company. From 1992 to 1997, Dr. DeMesa was Vice President, Medical and Regulatory Affairs at Biodynamics International, Inc. (now part of RTI Surgical, NASD: RTIX), a surgical implant company, and from 1989 to 1992 he was Vice President, Medical and Regulatory Affairs of Bentley Pharmaceuticals (now part of Teva Pharmaceuticals), a multinational pharmaceutical company. Dr. DeMesa is a co-founder of CommGeniX, a medical communications company, and MedXcel, a medical education company. Dr. DeMesa was formerly a practicing physician until 1989. Dr. DeMesa attended the University of South Florida where he received his B.A. (Chemistry), M.D., and M.B.A. degrees and completed his medical residency at the University of North Carolina. He is the author of two books and speaks regularly to companies and organizations throughout North America.

Dr. DeMesa has served as a senior executive with several international pharmaceutical and biotech companies, and provides the Board with extensive experience in the areas of corporate management, regulatory affairs and pre-clinical and clinical pharmaceutical product development. Dr. DeMesa also contributes expertise based on his professional training and experience as a medical doctor. This experience and expertise are the primary qualifications the Board considered in nominating him as a director of the Company.

Punit S. Dhillon has served on our Board of Directors since March 2011. Mr. Dhillon formerly served as our President and Chief Executive Officer, having been appointed to both positions in March 2011. Mr. Dhillon voluntarily resigned from his position as Chief Executive Officer in November 2017, and from his position as President in May 2018. Prior to joining OncoSec, Mr. Dhillon was the Vice President of Finance and Operations at Inovio Pharmaceuticals, Inc. (formerly Inovio Biomedical Corporation), a DNA vaccine development company, from September 2003 until March 2011.

Mr. Dhillon is also currently a director of Emerald Health Therapeutics, Inc. (TSXV: EMH) and Emerald Health Sciences, Inc., Emerald Bioscience (OTCQX: EMBI), and Arch Therapeutics, Inc. (OTCQX: ARCH). Mr. Dhillon is an active member in his community and is a co-founder and director of Young Entrepreneurship Leadership Launchpad (YELL), a not-for-profit and charitable organization based in Canada and BeCancerPositive.org, an online community that highlights stories from cancer patients around the globe. Mr. Dhillon has a Bachelor of Arts with honors in Political Science and a minor in Business Administration from Simon Fraser University.

Mr. Dhillon has extensive experience leading companies in capital-raising transactions, corporate finance, business and management integration, intellectual property in licensing and out-licensing, business development, strategy implementation, mergers and acquisitions and collaborations with academic and other institutions. In addition, his background and experience have provided him with expertise in pre-clinical and clinical development of different drug candidates for diseases. This business and management experience, as well as his in-depth knowledge of our business, operations and strategies gained from his former position as our President and Chief Executive Officer, are the primary qualifications that the Board considered in nominating him as a director of the Company.

Joon Kim was appointed to our Board of Directors in December 2018. Pursuant to a securities purchase agreement dated August 31, 2018 by and among the Company and Alpha Holdings Inc. (“Alpha”), Alpha has the right to appoint one member to the Board of Directors. Mr. Kim is an accomplished litigator and criminal law lawyer with extensive experience in both criminal and civil litigation matters. As a partner in Lee & Ko’s International Litigation and Dispute Resolution and White-Collar Crime Practice Groups, Mr. Kim advises clients, both domestic and international, on a broad range of litigation and dispute-resolution matters. With a particularly strong background in representing clients in court proceedings, Mr. Kim has a comprehensive understanding of every stage of the litigation process, including all aspects of initial investigatory/discovery proceedings, settlement negotiations, hearings, motions, trials, evidentiary issues and the handling of post-judgment challenges and appeals.

Prior to joining Lee & Ko, Mr. Kim worked for several years as litigation lawyer and served from 2008 to 2017 as a public prosecutor in California. Mr. Kim has first-chaired both jury and non-jury trials, and has been trained in all aspects of litigation. During his time as a public prosecutor, Mr. Kim also had the experience of serving in 2016 as a research fellow in Korea at the Institute of Justice, under the auspices of the Korean Ministry of Justice, where he worked closely with Korean public prosecutors. Mr. Kim received his J.D. from Berkeley School of Law and his B.S. from the Berkeley School of Business. Mr. Kim’s experience and expertise are the primary qualifications for him to serve as a director of the Company.

Daniel J. O’Connor, J.D. has served on our Board since September 2017, was appointed as our Chief Executive Officer in November 2017, and our President in May 2018. Most recently, Mr. O’Connor served as President, Chief Executive Officer, Director at Advaxis, Inc., a cancer immunotherapy company, from 2013 to 2017. Prior to that, Mr. O’Connor was Senior Vice President and General Counsel for Bracco Diagnostics, a diagnostic imaging company, from 2008 until 2012; Senior Vice President, General Counsel and Secretary for ImClone Systems, a biopharmaceutical company, from 2002 until 2008; and General Counsel at PharmaNet (formerly inVentiv Clinical Health, today Syneos Health), a clinical research organization, from 1998 until 2001.

Mr. O’Connor is a 1995 graduate of the Pennsylvania State University’s Dickinson School of Law in Carlisle, Pennsylvania and had previously served as a Trusted Advisor to its Dean. He graduated from the United States Marines Corps Officer Candidate School in 1988 and was commissioned as an officer in the U.S. Marines, attaining the rank of Captain while serving in Saudi Arabia during Operation Desert Shield. Mr. O’Connor is currently the Vice Chairman of the Board of the Trustees of BioNJ. In October 2017, Mr. O’Connor was appointed to the New Jersey Biotechnology Task Force by Governor Christie, and he was formerly a New Jersey criminal prosecutor in Somerset County.

Mr. O’Connor has extensive experience leading companies in capital-raising transactions, mergers and acquisitions and establishing partnerships with leaders in the pharmaceutical industry. In addition, his experience with biotechnology companies has provided him with expertise in the clinical development, launch and commercialization of drug candidates. This experience and expertise are the primary qualifications the Board considered in nominating him as a director of the Company.

Robert E. Ward was appointed to the Board of Directors in November 2018. Mr. Ward is currently the Chief Executive Officer and Chairman of the Board of Eloxx Pharmaceuticals, Inc., roles he has held since December 2017. He was a Director and Chair of the Governance Committee of Akari Therapeutics from October 2016 to August 2018. Mr. Ward previously served as the Chief Executive Officer, President and member of the Board of Directors at Radius Health, Inc. from December 2013 to July 2017. Prior to joining Radius, Mr. Ward was Vice President for Strategy and External Alliances for the New Opportunities iMed of AstraZeneca from 2011 to December 2013. He has held a series of progressive management and executive roles with established companies such as NPS Pharmaceuticals, Schering-Plough (Merck), Pharmacia (Pfizer), Bristol-Myers Squibb and Genentech. Mr. Ward has been a Director of Akari Therapeutics, Plc since October 2016. Mr. Ward received a B.A. in Biology and a B.S. in Physiological Psychology, both from the University of California, Santa Barbara, a M.S. in Management from the New Jersey Institute of Technology and an M.A. in Immunology from The Johns Hopkins University School of Medicine. Mr. Ward’s extensive experience and expertise in the biopharmaceuticals industry are the primary qualifications the Board considered in nominating him as a director of the Company.

Set forth below is information regarding the current executive officers of the Company, including biographical summaries, for each of our executive officers who are not also members of our Board.

Name	Position with the Company	Age	Served as an Officer Since
Sara M. Bonstein	Chief Financial Officer and Chief Operating Officer	39	July 2018

Sara M. Bonstein was appointed our Chief Financial Officer and Chief Operating Officer in July 2018. Ms. Bonstein brings more than 15 years of operational and financial leadership in the life sciences industry with Advaxis, Inc., Eli Lilly & Company, ImClone Systems, and Johnson and Johnson.

Ms. Bonstein has extensive experience leading biotechnology and pharmaceutical companies. Prior to joining OncoSec, Ms. Bonstein served as the Chief Financial Officer, Secretary, Treasurer and Executive Vice President at Advaxis, Inc., where she helped raise approximately $300 million in capital marketplace transactions and through licensing deals. Ms. Bonstein established strong financial controls and streamlined business operations, was responsible for the overall leadership and management of its operations, including corporate finance, investor relations, business development, information technology, facilities, legal and human resources. While at Eli Lilly & Company, Ms. Bonstein was a Six Sigma Champion and Black Belt. Prior to her Six Sigma role, Ms. Bonstein was the Director of Finance where she led all budget and forecast activities for preclinical, clinical and manufacturing research and development. Prior to joining ImClone, Ms. Bonstein was a financial analyst at Johnson & Johnson.

In 2016, NJBiz named Ms. Bonstein CFO of the Year – Healthcare Organization and Forty under 40. Ms. Bonstein is a 2004 graduate of Johnson & Johnson’s Financial Leadership Development Program. She holds a BS in Finance from The College of New Jersey and an M.B.A. from Rider University.

CORPORATE GOVERNANCE

Role of the Board

The primary functions and responsibilities of the Board are to oversee management’s operation of the business and affairs of the Company, the determination of our objectives and strategies, and the management of our risks. The functions of the Board are carried out by the full Board and, when delegated, by our Board committees, and each director is a full and equal participant in the major strategic and policy decisions of the Company. The Board has adopted Corporate Governance Guidelines to assist the Board and its committees in performing their duties and serving the best interests of the Company and its stockholders. These Corporate Governance Guidelines are available on our website, located at www.oncosec.com, on the Governance page under the Investors tab.

Board Committees

The Board has established the following standing committees: the Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board may also create additional, temporary committees from time to time, including committees relating to financings, strategic transactions or other significant corporate matters. The Board has adopted a written charter for each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, current copies of which are available on our website, located at www.oncosec.com, on the Governance page under the Investors tab.

Audit Committee

The primary functions of the Audit Committee are, among other things: overseeing our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting; reviewing the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements; appointing, retaining and overseeing the work of our independent registered public accounting firm; reviewing and discussing reports from our independent registered public accounting firm regarding critical accounting policies and practices, alternative treatments of financial information and any material written communications between such firm and management; reviewing and discussing with management and our independent registered public accounting firm the Company’s financial statements and financial disclosures prior to the filing thereof in any report filed with the SEC; taking appropriate action to oversee and ensure the independence of our independent registered public accounting firm; and establishing procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met 4 times in Fiscal Year 2019.

The Board has determined that Robert Ward is the “audit committee financial expert,” as defined by applicable SEC rules, and that each member of the Audit Committee has sufficient knowledge in reading and understanding the Company’s financial statements to serve on such committee.

Compensation Committee

The primary functions of the Compensation Committee are, among other things: reviewing and approving compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs, including reviewing and establishing goals and objectives relevant to Chief Executive Officer compensation, and determining the extent to which they are achieved and any related compensation earned; administering our incentive compensation and equity-based plans; reviewing management’s risk assessment regarding the compensation policies and practices of the Company and taking steps to provide that such policies and practices do not encourage unnecessary or excessive risk-taking; and reviewing and approving director compensation and benefits. The Compensation Committee met 5 times in Fiscal Year 2019.

While certain members of senior management, including primarily our Chief Executive Officer, present their views regarding attainment of business objectives and recommended compensation, the Compensation Committee performs its own independent analysis and makes final determinations regarding compensation-related matters. Our Chief Executive Officer is not present during the Compensation Committee’s or the Board’s voting or deliberations regarding his own compensation.

The Compensation Committee’s charter gives the Compensation Committee the authority, without any approval of the Board or management, to engage and compensate compensation consultants and other advisors as it deems necessary or desirable to carry out its duties, including its evaluation of director or executive officer compensation. Pursuant to its charter and in accordance with applicable NASDAQ and SEC rules, the Compensation Committee would assess the independence of any compensation consultant, including the existence of any conflicts of interest, prior to any engagement.

In Fiscal Year 2019, the Compensation Committee engaged Marsh & McLennan Agency and Anderson Pay Advisors, LLC, independent compensation consultants, to review and evaluate all elements of our executive compensation program. Based on their evaluation, they concluded executive compensation generally was below market median. Their input may be considered by the Compensation Committee in making future compensation decisions.

Nominating and Corporate Governance Committee

The primary functions of the Nominating and Corporate Governance Committee are, among other things: assisting in the identification of nominees for election to our Board, consistent with qualifications and criteria approved by the Board; determining the composition of the Board and its committees; recommending to the Board the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the Board’s effectiveness; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of the Board and the Company’s management. The Nominating and Corporate Governance Committee met 2 times in Fiscal Year 2019.

Nomination of Directors

Our Nominating and Corporate Governance Committee is responsible for identifying and evaluating individuals qualified to become directors and recommending these candidates to our Board for nomination or appointment.

Director Qualifications

In considering potential new directors, the Nominating and Corporate Governance Committee may review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance or administration; familiarity with the Company’s industry; and prominence and reputation. Since prominence and reputation in a particular profession or field of endeavor are what brings most persons to the Board’s attention, there is further consideration of whether the individual has the time available to devote to the work of the Board on one or more of its committees. To this end, our Corporate Governance Guidelines provide that no director is to hold more than four directorships of publicly traded companies, and no member of our Audit Committee is to sit on the Audit Committee of more than two other publicly traded companies. The Nominating and Corporate Governance Committee also reviews the activities and associations of each candidate to ensure there is no legal impediment, conflict of interest or other consideration that might hinder or prevent service on the Board. With respect to the nomination of continuing directors for re-election, an individual’s past contributions to the Board are also considered.

Other than the foregoing, there are no stated minimum criteria for director nominees and the Nominating and Corporate Governance Committee may also consider these factors and any such other factors as it deems appropriate and in the best interests of the Company and our stockholders. The Nominating and Corporate Governance Committee does, however, recognize that under applicable regulatory requirements at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules, at least a majority of the members of the Board must be independent directors under NASDAQ rules or the standards of any other applicable self-regulatory organization, and the members of certain of our Board committees must satisfy enhanced independence criteria under applicable NASDAQ and SEC rules. Further, although the Company does not have a formal diversity policy, the Nominating and Corporate Governance Committee seeks to assemble a Board that brings to the Company a variety of perspectives, skills, expertise, and sound business understanding and judgment, derived from a broad range of business, professional, governmental, finance, community and industry experience.

Identification and Evaluation of Director Nominees

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Potential director candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, executive officers, professional search firms, stockholders or others. These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee, and may be considered at any point during the year. The Nominating and Corporate Governance Committee recommends the director nominees to our Board for approval for election at each annual meeting of stockholders. Under our bylaws, any director appointed by our Board is subject to re-election by our stockholders at our next annual meeting of stockholders.

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct and Ethics is available for review on our website at www.oncosec.com, on the Governance page under the Investors tab, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534, Attention: Investor Relations. We intend to post on our website any amendments to certain provisions of our Code of Business Conduct and Ethics or any waivers of any such provisions applicable to any director or principal executive, financial or accounting officer or persons performing similar functions, to the extent required by applicable NASDAQ or SEC rules.

Family Relationships

There are no family relationships among our director and executive officers, except that Punit Dhillon, a director, is the nephew of Dr. Avtar Dhillon, our Chairman of the Board.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to those individuals who served as our executive officers during Fiscal Year 2019.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)(3)	Nonequity Incentive Plan Compensation	All Other Compensation (4)	Total ($)
Daniel J. O’Connor	2019	453,846	250,000	450,075	–	–	22,800	1,176,721
President and Chief Executive Officer (5)	2018	283,078	70,136	–	3,819,000	–	19,369	4,191,583
Sara Bonstein	2019	368,846	75,000	–	67,980	–	14,510	526,336
Chief Financial Officer and Chief Operating Officer (6)	2018	6,731	75,000	837,500	–	–	–	919,231

(1)	Reflects discretionary cash bonuses approved by the Compensation Committee on December 24, 2018.

(2)	Amounts represent the aggregate grant date fair value of stock and option awards granted during each period, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 8—Stock-Based Compensation to our consolidated financial statements included elsewhere in this document.

(3)	The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Mr. O’Connor and Ms. Bonstein voluntarily forfeited all of their vested and unvested stock options for no consideration, therefore, no option award value was realized by the individuals.

(4)	Amounts include for Mr. O’Connor: health insurance, group term life insurance, 401(k) company match and tax preparation; and for Ms. Bonstein: group term life insurance, 401(k) company match and tax preparation.

(5)	Mr. O’Connor was appointed as the Company’s Chief Executive Officer effective as of November 7, 2017, and was appointed as the Company’s President effective as of May 2, 2018.

(6)	Ms. Bonstein was appointed Chief Financial Officer and Chief Operating Officer effective as of July 16, 2018.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the named executive officers as of July 31, 2019:

	Option Awards(1)(3)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)		Number of Securities Underlying Unexercised Options, Not Exercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(4)
Daniel J. O’Connor	10,000	(5)	—	(5)	10.80	9/07/2027	—		—
	75,004	(6)	24,996	(6)	12.50	11/07/2027	—		—
	100,000	(7)	—		12.50	11/07/2027	—		—
	25,000	(8)	25,000	(8)	12.50	11/07/2027	—		—
	13,544	(9)	11,456	(9)	14.70	5/03/2028	—		—
	—		—		—	—	56,250	(10)	125,438

Sara Bonstein	—		—		—	—	15,624	(11)	34,842
	4,125	(12)	12,375	(12)	6.001	12/24/2028	—		—

(1)	Except as otherwise noted, all option awards reflect stock options granted under the 2011 Plan that vest as follows: 25% of the shares subject to the award vested on the date of grant and 1/36th of the remaining 75% of the shares subject to the award will vest on each of the 36 monthly anniversaries of the date of grant, subject to continuing service by the named executive officer on each vesting date. Additionally, the stock options may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(2)	Except as otherwise noted, all stock awards reflect restricted stock units granted under the 2011 Plan that vest in full on the three-year anniversary of the date of grant. Additionally, the restricted stock units may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(3)	The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Mr. O’Connor and Ms. Bonstein voluntarily forfeited all of their vested and unvested stock options for no consideration, therefore, no option award value was realized by the individuals.

(4)	Determined by multiplying the unvested portion of the stock awards by $2.23, the closing price of our common stock on July 31, 2019.

(5)	Represents an option award granted on September 7, 2017.

(6)	Represents an option award granted outside of the 2011 Plan on January 12, 2018. The options vest over a two-year period from the date of grant.

(7)	Represents an option award granted outside of the 2011 Plan on January 12, 2018. The options fully vested on the date of grant.

(8)	Represents an option award granted outside of the 2011 Plan on January 12, 2018. 25,000 options vested on the date of the Company’s achievement of 100% enrollment in the first cohort of its KEYNOTE-695 study and 25,000 option vest in one installment on the one-year anniversary of the date of achievement of such enrollment.

(9)	Represents an option award granted on May 3, 2018.

(10)	Represents a restricted stock unit award granted on December 24, 2018. The units vest as follows: 6,250 units vested on January 31, 2019, and the remaining 68,750 units vest in equal quarterly installments of 6,250 units beginning on April 30, 2019 and ending on October 31, 2021.

(11)	Represents a restricted stock unit award granted outside of the 2011 Plan on July 16, 2018.

(12)	Represents an option award granted on December 24, 2018. The options vest as follows: 1,375 options vested on January 31, 2019, and the remaining 15,125 options vest in equal quarterly installments of 1,375 units beginning on April 30, 2019 and ending on October 31, 2021.

Compensation Matters

Cash Bonuses

On December 24, 2018, the Compensation Committee approved discretionary cash bonus awards to certain of our employees, including our named executive officers, as follows: (i) Mr. O’Connor received a cash bonus of $250,000 and (ii) Ms. Bonstein received a cash bonus of $75,000.

Equity Awards

The named executive officers received grants of equity awards in Fiscal Year 2019 as described below.

Daniel J. O’Connor

On December 24, 2018, the Compensation Committee approved the grant of 75,000 restricted stock units to Mr. O’Connor. The units vest as follows: 6,250 units vested on January 31, 2019, and the remaining 68,750 units vest in equal quarterly installments of 6,250 units beginning on April 30, 2019 and ending on October 31, 2021.

Sara Bonstein

On December 24, 2018, the Compensation Committee approved the grant of 16,500 stock options to Ms. Bonstein. The options vest as follows: 1,375 options vested on January 31, 2019, and the remaining 15,125 options vest in equal quarterly installments of 1,375 units beginning on April 30, 2019 and ending on October 31, 2021. Effective November 18, 2019, Ms. Bonstein voluntarily forfeited all of these stock options for no consideration, therefore, no value was realized by Ms. Bonstein.

Employment Agreements

The following provides descriptions of the employment agreements currently in effect for each of our named executive officers.

Daniel J. O’Connor

On November 7, 2017, we entered into an executive employment agreement with Mr. O’Connor, our Chief Executive Officer. The employment agreement provides for the following, among other things:

●	An initial term of three years, subject to certain provisions for automatic renewals thereafter;

●	An initial annual base salary of $400,000 in cash; provided that, subject to certain conditions as described in Mr. O’Connor’s employment agreement, Mr. O’Connor may elect on an annual basis to receive all or a portion of such salary in the form of shares of our common stock;

●	As a one-time grant in connection with his appointment as Chief Executive Officer, an appointment stock option award to purchase up to 200,000 shares of our common stock. Of the total grant, options on 100,000 shares vested upon stockholder approval and options on 100,000 shares will vest over a two-year period from the date of grant. Effective November 18, 2019, Mr. O’Connor voluntarily forfeited all of these stock options for no consideration, therefore, no value was realized by Mr. O’Connor;

●	A performance stock option award to purchase up to 50,000 shares of our common stock, which is subject to vesting as to 25,000 of such shares on the date of achievement of 100% enrollment in the first cohort in KEYNOTE-695 and as to the remaining 25,000 of such shares in one installment on the one-year anniversary of the date of achievement of such enrollment. Effective November 18, 2019, Mr. O’Connor voluntarily forfeited all of these stock options for no consideration, therefore, no value was realized by Mr. O’Connor;

●	Eligibility to receive an annual performance-based bonus, payable in cash or shares of our common stock at the Company’s election, in a target amount of 50% of Mr. O’Connor’s then-current annual base salary;

●	Eligibility to receive additional equity awards at the discretion of the Board or a committee thereof;

●	If Mr. O’Connor is terminated other than for cause, if we fail to renew his employment agreement after the end of the initial term, or if Mr. O’Connor terminates his employment with us for good cause, then he will be entitled to receive severance compensation of (i) if such termination occurs at least six months but less than 12 months after the commencement date of his employment, cash payments equal to 1/2 of Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus six months’ of medical and dental COBRA premiums; (ii) if such termination occurs at least 12 months but less than 24 months after the commencement date of his employment, cash payments equal to Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus 12 months’ of medical and dental COBRA premiums; or (iii) if such termination occurs at least 24 months after the commencement date of his employment, cash payments equal to twice the amount of Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus 24 months’ of medical and dental COBRA premiums;

●	Certain additional benefits, including reimbursement of certain income tax return preparation fees and other benefits customarily made available to our other senior employees.

Sara Bonstein

●	Effective July 16, 2018, we entered into an employment agreement with Sara Bonstein, our Chief Financial and Operations Officer. The employment agreement provides for the following, among other things:

●	An initial term of three years, subject to certain provisions for automatic renewals thereafter;

●	An initial annual base salary of $350,000, provided that, subject to certain conditions, Ms. Bonstein may elect on an annual basis to receive all or a portion of such salary in the form of shares of the Company’s common stock;

●	A cash sign-on bonus in the amount of $75,000. If Ms. Bonstein is terminated for cause or if Ms. Bonstein terminates her employment other than for good reason within 12 months after the commencement date of her employment, Ms. Bonstein will be required to repay the sign-on bonus to the Company;

●	A one-time inducement grant of 62,500 restricted stock units convertible into shares of the Company’s common stock. The units vest as follows: 31,250 units vested on July 16, 2018, and the remaining 31,250 units vest in equal quarterly installments over the 24 months following the date of grant;

●	Eligibility to receive an annual performance-based bonus, payable in cash or shares of the Company’s common stock at the Company’s election, in a target amount of 40% of Ms. Bonstein’s then-current annual base salary;

●	Eligibility to receive additional equity awards at the discretion of the Board or a committee thereof.

●	If Ms. Bonstein is terminated other than for cause or if Ms. Bonstein terminates her employment with the Company for good reason, then she will be entitled to receive severance compensation from the Company of (i) if such termination occurs at least six months but less than 12 months after the commencement date of her employment, cash payments equal to ½ of Ms. Bonstein’s then-current annual base salary and annual performance-based bonus plus six months’ of medical and dental COBRA premiums; and (ii) if such termination occurs at least 12 months after the commencement date of her employment, cash payments equal to Ms. Bonstein’s then-current annual base salary and annual performance-based bonus plus 12 months’ of medical, vision, and dental COBRA premiums.

Other Elements of Compensation

Health and Welfare Plans

Our executive officers are eligible to participate in our employee benefit plans, including our health and welfare plans, on the same basis as our other employees.

401(k) Plan

We currently maintain a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees, including our executive officers, and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to maximum limits imposed by the Internal Revenue Service. The terms of the plan allow for discretionary employer contributions, and we currently match 100% of each employee’s contributions, up to a maximum of 3% of such employee’s annual compensation.

DIRECTOR COMPENSATION

Director Compensation Policy

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. Under our director compensation policy, our directors’ cash compensation is as follows:

●	Directors who are also employees of our Company do not receive any separate compensation for their service as directors, except that all directors receive reimbursement for reasonable out-of-pocket expenses incurred in attending Board or Board committee meetings or otherwise in connection with performance of their duties as directors;

●	All non-employee directors receive annual cash compensation of $50,000 for services as a director, including services on all committees of the Board except as described below; and

●	The Chairman of the Board receives additional annual cash compensation of $120,000 for services in such capacity.

In addition, each non-employee director who was serving on the Board as of January 2, 2019, received an award of 5,000 stock options, and directors first appointed to serve on the Board during Fiscal Year 2019 received an award of 10,000 stock options in connection with their appointment. Effective November 18, 2019, each of the non-employee directors other than Mr. Kim voluntarily forfeited all of his or her vested and unvested stock options for no consideration, therefore, no value was realized by these Directors.

Director Compensation Table

The following table provides information about the compensation of our non-employee directors for Fiscal Year 2019:

Name(1)	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)(13)		Total ($)
Dr. Avtar Dhillon	170,000	22,500	(2)	192,500
Robert E. Ward (3)	36,528	79,200	(4)	115,728
Dr. James DeMesa	50,000	101,250	(5)	151,250
Dr. Margaret Dalesandro (6)	13,472	39,000	(7)	52,472
Gregory T. Mayes (8)	37,500	22,500	(9)	60,000
Joon Kim (10)	30,780	64,050	(11)	94,830
Punit Dhillon	—	22,500	(12)	22,500

(1)	Amounts represent the aggregate grant date fair value of option awards computed in accordance with FASB Topic 718. For a description of the assumptions and methodologies used to calculate these amounts, see Note 8—Stock-Based Compensation to our consolidated financial statements included elsewhere in this document.

(2)	Represents a year-end stock option award to purchase up to 5,000 shares granted under the 2011 Plan on January 2, 2019. The option award has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant. The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Dr. Dhillon voluntarily forfeited all of these stock options for no consideration, therefore, no option award value was realized by Mr. Dhillon.

(3)	Mr. Ward was appointed to the Board on November 8, 2018.

(4)	Represents (i) an initial stock option award upon board appointment to purchase up to 10,000 shares granted under the 2011 Plan on November 8, 2018. The option award had a grant date fair value of $56,700, has an exercise price of $8.42 per share, has a term of 10 years from the date of grant, and becomes fully vested within one year of the date of grant and (ii) a year-end stock option award to purchase up to 5,000 shares granted under the 2011 Plan on January 2, 2019. The option award had a grant date fair value of $22,500, has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant. The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Mr. Ward voluntarily forfeited all of these stock options for no consideration, therefore, no option award value was realized by Mr. Ward.

(5)	Represents a year-end stock option award (which included both his annual award and a founder award) to purchase up to 22,500 shares granted under the 2011 Plan on January 2, 2019. The option award has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant. The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Dr. DeMesa voluntarily forfeited all of these stock options for no consideration, therefore, no option award value was realized by Dr. DeMesa.

(6)	Dr. Dalesandro was appointed to the Board on April 24, 2019.

(7)	Represents an initial stock option award upon board appointment to purchase up to 10,000 shares granted under the 2011 Plan on April 24, 2019. The option award has an exercise price of $5.80 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant. The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Dr. Dalesandro voluntarily forfeited all of these stock options for no consideration, therefore, no option award value was realized by Dr. Dalesandro.

(8)	Mr. Mayes resigned from the Board on April 24, 2019.

(9)	Represents a year-end stock option award to purchase up to 5,000 shares granted under the 2011 Plan on January 2, 2019. The option award has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant.

(10)	Mr. Kim was appointed to the Board on December 20, 2018.

(11)	Represents (i) an initial stock option award upon board appointment to purchase up to 10,000 shares granted under the 2011 Plan on December 20, 2018. The option award had a grant date fair value of $41,550, has an exercise price of $6.23 per share, has a term of 10 years from the date of grant, and becomes fully vested within one year of the date of grant and (ii) a year-end stock option award to purchase up to 5,000 shares granted under the 2011 Plan on January 2, 2019. The option award had a grant date fair value of $22,500, has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant.

(12)	Represents (i) a year-end stock option award to purchase up to 5,000 shares granted under the 2011 Plan on January 2, 2019. The option award has an exercise price of $6.55 per share, has a term of 10 years from the date of grant, and becomes fully vested within 2.75 years of the date of grant. The figures in this table reflect value as of July 31, 2019. Effective November 18, 2019, Mr. Dhillon voluntarily forfeited all of these stock options for no consideration, therefore, no option award value was realized by Mr. Dhillon.

(13)	As of July 31, 2019, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Dr. Avtar Dhillon	69,791	-
Robert E. Ward	15,000	-
Dr. James DeMesa	40,150	-
Dr. Margaret Dalesandro	10,000	-
Joon Kim	15,000	-
Punit Dhillon	116,455	-

Effective November 18, 2019, each of the non-employee directors other than Mr. Kim voluntarily forfeited all of his or her vested and unvested stock options for no consideration, therefore, no option award value was realized by these Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock of (i) each person who, to our knowledge, owns more than 5% of our common stock as of November 18, 2019, (ii) each of our directors and named executive officers (consisting of the persons described under “Executive Compensation” below), and (iii) all of our current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table below, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534.

Beneficial ownership is determined and calculated in accordance with applicable SEC rules, and generally includes sole or shared voting and/or investment power with respect to securities. These rules provide that shares of our common stock subject to options, warrants, restricted stock units or other rights that are currently exercisable or subject to vesting within 60 days after November 18, 2019 are deemed to be beneficially owned and outstanding for purposes of computing the share and percentage ownership of the person holding such options, warrants, restricted stock units or other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (No. of Shares)	Percentage Beneficially Owned (%)(1)
Directors and Named Executive Officers
Daniel J. O’Connor	18,715	*
Sara M. Bonstein (2)	34,927	*
Margaret Dalesandro, PhD	-	*
Dr. James DeMesa	1,250	*
Dr. Avtar Dhillon	49,552	*
Punit S. Dhillon	22,695	*
Joon Kim (3)	11,668	*
Robert Ward	-	*
All directors, nominees and current executive officers as a group (8 persons)	138,807	1.30
5% Stockholders
Alpha Holdings, Inc. (4)	1,610,999	15.06
Altium Capital Management, LP (5)	952,000	8.90

* Less than 1%.

(1)	Based on 10,695,428 shares of our common stock issued and outstanding as of November 18, 2019. Except as otherwise indicated, we believe the beneficial owners of our common stock listed in this table, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 3,906 restricted stock units to be vested within 60 days after November 18, 2019.

(3)	Includes 11,668 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 18, 2019.

(4)	Based solely upon a Schedule 13D/A filed on October 31, 2019 by Alpha Holdings, Inc. (“Alpha”). Alpha beneficially owns 1,610,999 shares of our common stock and has sole dispositive power as to 1,610,999 shares of our common stock. Amount does not include 368,250 shares of common stock issuable upon exercise of warrants. Pursuant to the terms of the warrant agreement, Alpha cannot exercise the warrants to the extent they would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of common stock. The address of Alpha is Gangnam-gu Apgujeong-ro 62-gil 17-10, Seoul, Korea.

(5)	Based solely upon a Schedule 13G filed on May 30, 2019 by Altium Capital Management LP (“Altium”). Altium beneficially owns 952,000 shares of our common stock and has sole dispositive power as to 952,000 shares of our common stock. Amount does not include 714,000 shares of common stock issuable upon exercise of warrants. Pursuant to the terms of the warrant agreement, Altium cannot exercise the warrants to the extent they would beneficially own, after any such exercise, more than 9.99% of the outstanding shares of common stock. The address of Altium is 551 5th Avenue, 19th Floor, New York, NY 10176, USA.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2019 regarding compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	910,154	(1)	$12.61	(2)	130,793	(3)
Equity compensation plans not approved by security holders	89,374	(4)	$12.82	(5)	-
TOTAL	999,528		$12.63		130,793

(1)	Of these shares 851,572 were subject to stock options outstanding under the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”) and 58,582 were subject to restricted stock units outstanding under the 2011 Plan.

(2)	The weighted-average exercise price does not reflect 58,582 shares that will be issued upon the settlement of outstanding restricted stock units, as such awards do not have an exercise price.

(3)	Represents (i) an aggregate of 93,185 shares of common stock available for future issuance under the 2011 Plan, and (ii) an aggregate of 37,608 shares of common stock available for future issuance under the OncoSec Medical Incorporated 2015 Employee Stock Purchase Plan.

(4)	Represents (i) 15,624 restricted stock units (“RSU”) that were not granted under the 2011 Plan. This out-of-plan RSU award was granted on July 16, 2018 to a new employee as an inducement material to entering into employment with the Company, and becomes fully vested within two years of the date of grant; (ii) 3,750 restricted stock units that were not granted under the 2011 Plan. This out-of-plan RSU award was granted on October 29, 2018 to a new employee as an inducement material to entering into employment with the Company, and becomes fully vested within three years of the date of grant; (iii) a stock option award to purchase up to 20,000 shares that was not granted under the 2011 Plan. This out-of-plan stock option award was granted on October 29, 2018 to a new employee as an inducement material to entering into employment with the Company, has an exercise price of $16.40 per share, has a term of 10 years from the date of grant, and becomes fully vested within three years of the date of grant; (iv) a stock option award to purchase up to 25,000 shares that was not granted under the 2011 Plan. This out-of-plan stock option award was granted on August 22, 2018 to a consultant, has an exercise price of $14.30 per share, has a term of 10 years from the date of grant, and becomes fully vested within two years of the date of grant; (v) a stock option award to purchase up to 25,000 shares that was not granted under the 2011 Plan. This out-of-plan stock option award was granted on November 21, 2018 to a consultant, has an exercise price of $8.47 per share, has a term of 10 years from the date of grant, and becomes fully vested within twenty-one months of the date of grant.

(5)	The weighted-average exercise price does not reflect 19,374 shares that will be issued upon the settlement of outstanding restricted stock units, as such awards do not have an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described under “Executive Compensation” below, since August 1, 2016, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

We have entered into indemnification agreements with each of our directors and executive officers. In general, these indemnification agreements require the Company to indemnify a director to the fullest extent permitted by law against liabilities that may arise in connection with that director’s service as a director for the Company.

Policies and Procedures for Review and Approval of Related Party Transactions

Pursuant to its charter and in accordance with applicable NASDAQ rules, our Audit Committee has the responsibility to review and approve in advance any transactions with a related party. In addition, our Code of Business Conduct and Ethics addresses conflicts of interest, and requires that the existence of any actual or potential conflict be disclosed to the Chairman of the Audit Committee to enable the committee’s full review of the potential conflict. The Audit Committee intends to approve only those related party or conflict of interest transactions that are considered to be in the best interests of the Company and our stockholders. In considering whether to approve any such transaction, the Audit Committee considers such factors as it deems appropriate, and generally focuses on whether the terms of the transaction are at least as favorable to us as terms we would receive on an arm’s-length basis from an unaffiliated third party and whether any such transaction might impair the independence of a director or present a conflict of interest for a director or executive officer.

Director Independence

The Company’s common stock is listed on the NASDAQ Capital Market. The rules of NASDAQ require that a majority of the Company’s directors be “independent directors,” as defined by NASDAQ rules. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a company’s audit, compensation and nominating committee be independent. Audit committee and compensation committee members must also satisfy enhanced independence criteria under certain SEC rules and corresponding NASDAQ rules.

Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, our Board has determined that a majority of our Directors are independent directors within the meaning of applicable NASDAQ rules. Our Board has also determined that each person serving currently or at any time in Fiscal Year 2019 as a member of the Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee meets all independence and financial expertise requirements under NASDAQ and SEC rules applicable to each such committee, including the enhanced independence requirements applicable to the Audit Committee and the Compensation Committee. In making these determinations, the current and prior relationships of each director with our Company and all other facts and circumstances deemed relevant were considered, including their beneficial ownership of our capital stock and any related party relationships involving our Company and any such director, as described under “Certain Relationships and Related Party Transactions” above.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed to the Company for professional services rendered by MHM in Fiscal Year 2019 and our fiscal year ended July 31, 2018 (“Fiscal Year 2018”):

	Fiscal Year
	2019	2018

Audit Fees (1)	$243,320	$233,188
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total (5)	$243,320	$233,188

(1)	Audit Fees consist of fees for professional services rendered by MHM for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with other statutory and regulatory filings, including consents related to registration statements on Forms S-3 and S-8, and prospectus supplement review or comfort letter preparation related thereto.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as Audit Fees. No such fees were billed by MHM for these services during the periods presented.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. No such fees were billed by MHM for these services during the periods presented.

(4)	All Other Fees consist of fees billed for all products and services provided that are not included in (1), (2) and (3) above. No such fees were billed by MHM for any such services during the periods presented.

(5)

Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

Exhibits:

The following documents are filed as part of this Amendment, and they are supplement to the exhibits filed and furnished with the Original Filing:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019)

3.4	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to our Annual Report on Form 10-K, filed on October 28, 2019)

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4.5	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 24, 2016)

4.6	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 24, 2016)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 26, 2017)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 23, 2019)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.1 of Form S-3, filed on August 23, 2019)

4.13	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 11, 2019)

4.14	Form of Registration Rights Agreement (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on October 11, 2019)

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015)

10.4#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard Slansky (incorporated by reference to our Quarterly Report on Form 10-Q, filed on December 8, 2015)

Exhibit Number	Description of Exhibit

10.5	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 2, 2015)

10.6	Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 5, 2015)

10.7	Placement Agency Agreement, dated as of November 3, 2015, by and between the Company and H.C. Wainright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 5, 2015)

10.8	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 24, 2016)

10.9	Placement Agency Agreement, dated as of May 22, 2016, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed on May 24, 2016)

10.10†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.11	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.12	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.13	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.14#	Executive Employment Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 9, 2017)

10.15#	Amended and Restated Executive Employment Agreement, dated November 7, 2017, by and between the Company and Punit Dhillon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 9, 2017)

10.16#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 9, 2017)

10.17#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 9, 2017)

Exhibit Number	Description of Exhibit

10.18	Form of Warrant Exercise Agreement, dated November 13, 2017, by and between the Company and such holder named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2017)

10.19#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018)

10.20	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018)

10.21	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.22#	Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon (incorporated by reference to Exhibit 10.4 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.23	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.24#	Executive Employment Agreement, dated July 16, 2018, by and between the Company and Sara M. Bonstein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 16, 2018)

10.25	Purchase Agreement, dated February 1, 2018, between OncoSec Medical Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 1, 2018)

10.26	Stock Purchase Agreement, dated as of August 31, 2018, between OncoSec Medical Incorporated and Alpha Holdings, Inc. (incorporate by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on August 31, 2018)

10.27	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Current Report on Form 10-K, filed on October 19, 2018)

10.28	Common Stock Purchase Agreement, dated March 29, 2019, between OncoSec Medical Incorporated and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 29, 2019)

10.29	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019)

10.30	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019

10.31	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019

10.32+	License Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on October 11, 2019)

10.33+	Service Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on October 11, 2019)

10.34	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019)

10.35	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019)

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Daniel J. O’Connor
Date: November 27, 2019		Daniel J. O’Connor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel J. O’Connor	President, Chief Executive Officer and Director	November 27, 2019
Daniel J. O’Connor, J.D.

/s/ Sara M. Bonstein	Chief Financial Officer and Chief Operating Officer	November 27, 2019
Sara Bonstein

/s/ Avtar Dhillon	Chairman of the Board	November 27, 2019
Dr. Avtar Dhillon

/s/ Margaret Dalesandro	Director	November 27, 2019
Margaret Dalesandro, PhD

/s/ James DeMesa	Director	November 27, 2019
Dr. James DeMesa

	Director	November 27, 2019
Joon Kim

/s/ Punit Dhillon	Director	November 27, 2019
Punit Dhillon

/s/ Robert Ward	Director	November 27, 2019
Robert Ward

