Form 10-Q
period 2019-10-31
ONCOSEC MEDICAL Inc
filed 2019-12-13
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2019

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 10,710,720 as of December 13, 2019.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2019	July 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$16,946,203	$25,147,780
Prepaid expenses and other current assets	3,709,895	3,359,556
Total Current Assets	20,656,098	28,507,336
Property and equipment, net	975,058	1,031,129
Operating right-of-use asset	1,263,272	-
Other long-term assets	354,738	353,547
Total Assets	$23,249,166	$29,892,012

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,508,426	$4,217,017
Accrued compensation related	640,161	676,223
Operating lease liability	1,205,825	-
Note payable	42,113	83,760
Total Current Liabilities	7,396,525	4,977,000
Operating lease liability, net of current portion	557,534	-
Other long-term liabilities	-	635,913
Total Liabilities	7,954,059	5,612,913

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 26,000,000 and 16,000,000 common shares with a par value of $0.0001 as of October 31, 2019 and July 31, 2019, respectively, common stock issued and outstanding — 10,680,428 and 10,633,043 common shares as of October 31, 2019 and July 31, 2019, respectively	1,068	1,063
Additional paid-in capital	178,448,285	177,656,149
Warrants issued and outstanding – 3,631,953 warrants as of October 31, 2019 and July 31, 2019	10,809,724	10,809,724
Accumulated other comprehensive income	153,388	169,037
Accumulated deficit	(174,117,358)	(164,356,874)
Total Stockholders’ Equity	15,295,107	24,279,099
Total Liabilities and Stockholders’ Equity	$23,249,166	$29,892,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2019	October 31, 2018
Revenue	$-	$-
Expenses:
Research and development	5,420,159	4,739,445
General and administrative	4,418,217	2,764,089
Loss from operations	(9,838,376)	(7,503,534)
Other income, net	82,387	114,402
Interest expense	(992)	-
Foreign currency exchange loss, net	(3,503)	(171,914)
Realized loss on sale of securities, net	-	(12,134)
Loss before income taxes	(9,760,484)	(7,573,180)
Provision for income taxes	-	2,435
Net loss	$(9,760,484)	$(7,575,615)
Basic and diluted net loss per common share	$(0.92)	$(1.37)
Weighted average shares used in computing basic and diluted net loss per common share	10,648,540	5,519,436 *

*On May 20, 2019, the Company effectuated a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31, 2019	October 31, 2018
Net Loss	$(9,760,484)	$(7,575,615)
Foreign currency translation adjustments	(15,649)	107,900
Comprehensive Loss	$(9,776,133)	$(7,467,715)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended October 31, 2019

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Stock-based compensation expense	11,698	1	574,069	—	—	—	—	574,070
Tax withholdings paid on equity awards	—	—	(8,065)	—	—	—	—	(8,065)
Tax shares sold to pay for tax withholdings on equity awards	—	—	6,964	—	—	—	—	6,964
Common stock issued for services	35,687	4	219,168	—	—	—	—	219,172
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(15,649)	(9,760,484)	(9,776,133)
Balance, October 31, 2019	10,680,428	$1,068	$178,448,285	3,631,953	$10,809,724	$153,388	$(174,117,358)	$15,295,107

Three Months Ended October 31, 2018*

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2018	5,351,290	$535	$145,749,189	895,805	$11,271,327	$(16,024)	$(134,080,821)	$22,924,206
Exercise of common stock options	40,688	4	539,715	—	—	—	—	539,719
Common stock issued for employee stock purchase plan	1,207	—	12,671	—	—	—	—	12,671
Stock-based compensation expense	5,157	1	1,391,655	—	—	—	—	1,391,656
Private placement on October 8, 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Tax withholdings paid on equity awards	—	—	(15,185)	—	—	—	—	(15,185)
Tax shares sold to pay for tax withholdings on equity awards	—	—	14,649	—	—	—	—	14,649
Tax withholdings paid related to net share settlement of equity awards	—	—	(24,340)	—	—	—	—	(24,340)
Cancellation of expired warrants	—		100,162	(2,915)	(100,162)	—	—	—
Common stock issued for services	18,400	2	239,822	—	—	—	—	239,824
Modification of equity award	17,500	2	135,423	—	—	—	—	135,425
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	107,900	(7,575,615)	(7,467,715)
Balance, October 31, 2018	5,967,575	$597	$155,590,519	892,890	$11,171,165	$91,876	$(141,656,436)	$25,197,721

*On May 20, 2019, the Company effectuated a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2019	October 31, 2018
Operating activities
Net loss	$(9,760,484)	$(7,575,615)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	56,071	60,871
Amortization of right-of-use asset	169,625	-
Amortization of discount on investments	-	(28,295)
Stock-based compensation	574,070	1,391,656
Common stock issued for services	202,505	239,824
Modification of equity award	-	135,425
Foreign currency exchange loss, net	3,503	171,914
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(345,232)	(526,587)
Other long-term assets	(505)	3,503
Accounts payable and accrued liabilities	1,295,565	(917,095)
Accrued compensation	(36,062)	416,833
Operating lease liabilities	(290,268)	-
Other long-term liabilities	-	(150,621)
Net cash used in operating activities	(8,131,212)	(6,778,187)
Investing activities
Maturity of investment securities	-	7,754,000
Sale of investment securities	-	5,977,794
Net cash provided by investing activities	-	13,731,794
Financing activities
Proceeds from issuance of common stock through ESPP	-	12,671
Proceeds from issuance of common stock and/or warrants	-	8,000,000
Payment of financing and offering costs	-	(240,000)
Proceeds from exercise of options	-	539,719
Principal payments on note payable	(62,300)	-
Tax withholdings paid on equity awards	(8,065)	(15,185)
Tax withholdings paid related to net share settlement of equity awards	-	(24,340)
Tax shares sold to pay for tax withholdings on equity awards	6,964	14,649
Net cash provided by (used in) financing activities	(63,401)	8,287,514
Effect of exchange rate changes on cash and cash equivalents	(6,964)	(28,681)
Net increase (decrease) in cash and cash equivalents	(8,201,577)	15,212,440
Cash and cash equivalents, at beginning of period	25,147,780	3,803,627
Cash and cash equivalents, at end of period	$16,946,203	$19,016,067

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$1,322	$-
Income taxes	$-	$-
Noncash investing and financing transactions:
Expiration of warrants	$-	$100,162
Amounts accrued for offering costs	$-	$313,189

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (together with its subsidiary, unless the context indicates otherwise, being collectively referred to as the “Company”) is a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core platform technology, ImmunoPulse®, is a drug-device therapeutic modality comprised of a proprietary intratumoral electroporation (“EP”) delivery device. The ImmunoPulse® platform is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The ImmunoPulse® device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”), called tavokinogene telseplasmid (“TAVO”). The ImmunoPulse® EP platform is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, triple negative breast cancer (“TNBC”), and squamous cell head and neck (“SCCHN”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 study is currently enrolling and treating patients and the Company provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019.

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

The Company has established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and plan to make it available under Australia’s Special Access Scheme (“SAS”). As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2019, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2019 and 2018, and the condensed consolidated statements of cash flows for the three months ended October 31, 2019 and 2018, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended October 31, 2019 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2020, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2019, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2019, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 27, 2019. The condensed consolidated balance sheet at July 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of our authorized and outstanding common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. The par value was not adjusted as a result of the reverse stock split.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Impairment of Long-Lived Assets

The Company periodically assesses the carrying value of intangible and other long-lived assets, and whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. The assets are considered to be impaired if the Company determines that the carrying value may not be recoverable based upon its assessment, which includes consideration of the following events or changes in circumstances:

●	the asset’s ability to continue to generate income from operations and positive cash flow in future periods;

●	loss of legal ownership or title to the asset(s);

●	significant changes in the Company’s strategic business objectives and utilization of the asset(s); and

●	the impact of significant negative industry or economic trends.

If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by the application of discounted cash flow models to project cash flows from the assets. In addition, the Company bases estimates of the useful lives and related amortization or depreciation expense on its subjective estimate of the period the assets will generate revenue or otherwise be used by it. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. The Company also periodically reviews the lives assigned to long-lived assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from its assets.

Fair Value of Financial Instruments

The carrying amounts for cash and cash equivalents, prepaid expenses, accounts payable and accrued expenses and notes payable approximate fair value due to the short-term nature of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency, or credit risks arising from its other financial instruments and that their fair values approximate their carrying values except where expressly disclosed.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of October 31, 2019 and July 31, 2019.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of October 31, 2019 and July 31, 2019, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three Months Ended October 31, 2019	For the Three Months Ended October 31, 2018
Stock options	893,384	752,520
Restricted stock units	66,258	51,802
Warrants	3,631,953	892,890
Total	4,591,595	1,697,212

Stock-Based Compensation

The Company grants equity-based awards (typically stock options or restricted stock units) under its stock-based compensation plan and outside of its stock-based compensation plan, with terms generally similar to the terms under the Company’s stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. Prior to the adoption of ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) on August 1, 2018, the fair value of the award for non-employees was generally re-measured on vesting dates and interim financial reporting dates until the service period was complete. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Australian dollar.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income (loss),” a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s condensed consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on the Company’s condensed consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying condensed consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41 percent credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. The effects of the 2017 Tax Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three-month periods ended October 31, 2019 and 2018.

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“the FASB”) issued Accounting Standards Update No. 2016-02, Leases (“ASU 2016-02”), which supersedes previous lease accounting guidance (Topic 840) and establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than 12 months. ASU 2016-02 is effective for fiscal years and interim periods beginning after December 15, 2018. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In July 2018, the FASB issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements. In issuing ASU No. 2018-11, the FASB decided to provide another transition method in addition to the existing transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 also requires expanded financial statement disclosures on leasing activities.

The Company adopted the standard effective August 1, 2019 using the modified retrospective approach with the effective date as the date of initial application. Consequently, prior period balances and disclosures have not been restated.

ASC 842 provides a number of optional practical expedients in transition. For leases that commenced prior to August 1, 2019, the Company elected: (1) the “package of practical expedients”, which permits it not to reassess under the new standard its prior conclusions about lease identification, lease classification, and initial direct costs, and (2) the use-of-hindsight in determining the lease term and in assessing impairment of ROU assets. In addition, ASC 842 provides practical expedients for an entity’s ongoing accounting that the Company has elected, comprised of the following: (1) the election for classes of underlying asset to not separate non-lease components from lease components, and (2) the election for short-term lease recognition exemption for all leases that qualify.

See Note 9 for the Company’s additional required disclosures under Topic 842.

Note 3— Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $174.1 million as of October 31, 2019. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of October 31, 2019, the Company had cash and cash equivalents of $16.9 million, which consisted of cash of $1.7 million and cash equivalents of $15.2 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.5 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

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

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2019	July 31, 2019
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,015,942)	(959,871)
Total	$975,058	$1,031,129

Depreciation and amortization expense recorded for the three months ended October 31, 2019 and 2018 was approximately $56,000 and $61,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2019	July 31, 2019
Research and development costs	$2,599,136	$2,380,215
Professional services fees	2,777,472	1,702,886
Other	131,818	133,916
Total	$5,508,426	$4,217,017

Accrued Compensation and Related

Accrued compensation is comprised of the following:

	October 31, 2019	July 31, 2019
Separation costs	$275,818	$495,004
Accrued payroll	357,486	181,219
401K payable	6,857	-
Total	$640,161	$676,223

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	October 31, 2019	July 31, 2019
Deferred rent	$-	$635,913
Total	$-	$635,913

Note 5—Note Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.25% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement requires the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At October 31, 2019, the outstanding balance related to this finance agreement was $42,113.

Note 6—Stockholders’ Equity

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

Common Stock Option Exercise

During the three months ended October 31, 2018, shares of common stock issued related to option exercises totaled 40,688. The Company realized proceeds of $0.5 million from the stock option exercises.

Outstanding Warrants

At October 31, 2019, the Company had outstanding warrants to purchase 3,631,953 shares of its common stock, with exercise prices ranging from $3.45 to $45.00, all of which were classified as equity instruments. These warrants expire at various dates between November 2019 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 shares for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of October 31, 2019, there were an aggregate of 950,000 shares of the Company’s common stock authorized for issuance pursuant to awards granted under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 50,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Award

On October 2, 2019, the Company entered into an amendment to a consulting agreement with a consulting firm. Prior to the amendment the Company was required to issue 3,000 restricted common shares monthly for services through July 2, 2020. As per the terms of the amended agreement, starting October 2, 2019, the Company will be required to issue 15,000 shares of restricted common stock monthly for services through July 2, 2020. Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing additional compensation cost for any incremental value. The Company computed the fair value of the award prior to the amendment and compared the fair value to that of the modified award. The incremental compensation cost of approximately $0.2 million resulting from the modification will be recognized ratably over the remaining term of the consulting agreement.

Stock Options

During the three months ended October 31, 2019, the Company granted options to purchase 4,900 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $1.89 to $2.21.

During the three months ended October 31, 2018, the Company granted options to purchase 11,100 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $13.20 to $15.80.

During the three months ended October 31, 2018, the Company granted options to purchase 20,000 and 25,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $16.40. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement, and have an exercise price of $14.30.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2019	Three Months Ended October 31, 2018
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	1.35 – 1.57%	2.68 – 3.08%
Volatility	80.93 – 83.66%	72.88 –81.80%
Dividend yield	0%	0%

The Company’s expected volatility is derived from the historical daily change in the market price of its common stock. The Company uses the simplified method to calculate the expected term of options issued to employees, non-employees and directors. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. For the expected dividend yield used in the Black-Scholes calculation, the Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the three months ended October 31, 2019:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2019	921,572	$12.63
Granted	4,900	$1.97
Forfeited/Cancelled	(33,088)	$15.46
Outstanding – October 31, 2019	893,384	$12.47
Exercisable – October 31, 2019	684,173	$13.61

As of October 31, 2019, the total intrinsic value of options outstanding and exercisable was approximately $1,000 and $300, respectively. As of October 31, 2019, the Company has approximately $1.3 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.46 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.5 million. Of this balance, $0.15 million was recorded to research and development and $0.35 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2019.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2018 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.3 million. Of this balance, approximately $0.75 million was recorded to research and development and approximately $0.5 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2018.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2019 and 2018 was $1.34 and $9.90, respectively.

Restricted Stock Units

For the three months ended October 31, 2019, the Company recorded $0.1 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of October 31, 2019, there were 66,258 restricted stock units (“RSUs”) outstanding.

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

Shares Issued to Consultants

During the three months ended October 31, 2019, 35,687 shares of common stock valued at approximately $0.2 million were issued to consultants for services. The common stock was valued based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.2 million during the three months ended October 31, 2019.

During the three months ended October 31, 2018, 18,400 shares of common stock valued at approximately $0.25 million were issued to consultants for services. The common stock was valued based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.24 million during the three months ended October 31, 2018.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees, and the seventh offering period under the ESPP ended on July 31, 2019, with 2,053 shares purchased and distributed to employees. At October 31, 2019, there were 37,608 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ending January 31, 2020, the following assumptions were used: six-month maturity, 2.04% risk free interest, 90.64% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2019, the following assumptions were used: six-month maturity, 2.22% risk free interest, 61.83% volatility, 0% forfeitures and $0 dividends.

Approximately $2,700 and $6,600 was recorded as stock-based compensation during the three months ended October 31, 2019 and 2018, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at October 31, 2019:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	893,384
Common Stock reserved for restricted stock unit release	66,258
Common Stock authorized for future grant under the 2011 Plan	131,373
Common Stock reserved for warrant exercise	3,631,953
Commons Stock reserved for future ESPP issuance	37,608
Total common stock reserved for future issuance	4,760,576

Note 8—Commitments and Contingencies

Contingencies

On October 29, 2019, our stockholder, Alpha, filed two actions in the district court, Clark County, Nevada, that concern the proposed equity investment in the Company (the “Proposed Transaction”) by (i) Grand Decade Developments Limited (“Grand Decade”), a British Virgin Islands limited company and a wholly owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited (“CGP”) and (ii) Sirtex Medical US Holdings, Inc., an affiliate of CGP (“Sirtex”). The first action, asserted against the Company only, seeks to compel the Company to make its books and records available for inspection, so that Alpha can solicit proxies from other stockholders in connection with the vote to approve the Proposed Transaction. The second section, a putative class action asserted against the Company, certain directors on the OncoSec Board (the “Director Defendants”), Sirtex and Grand Decade, seeks, among other things, to enjoin the Proposed Transaction, based on a claim that the Director Defendants breached their fiduciary duties by (i) failing to make complete and accurate disclosures concerning the Proposed Transaction, (ii) adopting improper defensive measures to preclude the Company from pursuing alternatives to the Proposed Transaction, and (iii) running an inadequate “sales process” that failed to obtain the highest value reasonably available. This second action also asserts a claim that Sirtex and CGP aided and abetted the Director Defendants’ alleged breaches of fiduciary duties. The Company finds no merits in Alpha’s claims and expects to continue to defend the suits vigorously.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this report.

Strategic Transaction Overview

As of October 10, 2019, the Company entered into Stock Purchase Agreements (together, the “Purchase Agreements”) with each of CGP and Sirtex pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock at a purchase price of $2.50 per share. The closing of the stock purchase is subject to stockholder approval and other customary closing conditions (the “Closing”). The Purchase Agreements may be terminated if the Closing does not occur on or before March 31, 2020, or earlier as described further in the Purchase Agreements.

Purchase Agreements

Pursuant to the Purchase Agreements described above, the Company agreed to use its reasonable best efforts to solicit the approval of the Company’s stockholders for the issuance of all the common stock contemplated in the Purchase Agreements (the “Company Stockholder Approval”) at a special meeting of stockholders.

In addition, pursuant to the Purchase Agreements, beginning on the date of the Closing and ending on the first anniversary thereof (the “Option Period”), the Company granted to CGP an option to make an offer to acquire the remaining outstanding common stock of the Company at a purchase price per share equal to the greater of (a) $4.50 or (b) 110% of the last closing stock price for the common stock on the date prior to CGP delivering written notice to the Company of its intent to exercise such option along with a proposal on all other material terms. This purchase option does not create an obligation on the part of the Company to accept the exercise of the option nor does it prevent any interested third parties from making offers to acquire shares of the Company. The Purchase Agreements contain customary representations and warranties as well as certain operating covenants applicable to the Company until the Closing. Additionally, the shares are subject to a lock-up provision restricting the sale or disposition of the shares for a period of six months following the Closing and a standstill provision prohibiting certain actions by CGP and Sirtex during the Option Period. In addition, upon the Closing, the Stockholder Agreements and Registration Rights Agreements between the Company and each of CGP and Sirtex will become effective (all described further below). The Company’s Special Committee will be responsible for the evaluation of any such future offer by CGP.

The Purchase Agreements include customary covenants that obligate the Company to use commercially reasonable efforts to cause the purchased shares to be approved for listing on The Nasdaq Capital Market, and a contractual anti-dilution mechanism that accounts for the Company’s outstanding options and warrants, as well as other customary covenants. In addition, the Company, CGP, and Sirtex each shall pay their respective fees and expenses in connection with the transactions contemplated by the Purchase Agreements. The Company has agreed to reimburse reasonable legal fees and expenses incurred by each of CGP and Sirtex in an amount not to exceed $300,000. Additionally, in the event the Company commits a material breach of the Purchase Agreements, the Company will be required to pay CGP a termination fee in the amount of $1,200,000.

First Amendment to the Purchase Agreements and Stockholder Agreement

On November 26, 2019, the Company entered into an amendment (the “First Amendment”) to the Purchase Agreements with CGP and Sirtex and to the Stockholder Agreement with CGP. The First Amendment provides that following the Closing, the Company will, at its next annual meeting of stockholders (instead of at the Special Meeting, as previously required by the Purchase Agreements), seek, among other things, the requisite stockholder approval for the Company to amend its Articles of Incorporation to (i) increase the Company’s authorized shares of common stock by 4,000,000 shares from 26,000,000 shares to 30,000,000 shares and (ii) add the corporate opportunity waiver (described below). In addition, the First Amendment (a) amended the Purchase Agreements to provide that a material breach of the Purchase Agreements shall be deemed to have occurred if the Closing does not occur within 10 business days of the satisfaction of the conditions to the Company’s obligations, including the approval of the Proposed Transactions by the Company’s shareholders and (b) amended the Stockholder Agreement with CGP to provide that rescission of the corporate opportunity waiver is subject to the enhanced voting requirements described below.

In connection with approving the First Amendment, to the extent permitted by applicable law, the Board has (i) renounced any interest or expectancy of the Company in, or in being offered an opportunity to participate in, business opportunities that are presented to CGP and certain related parties, the directors on the Board which have been nominated by CGP or Sirtex pursuant to the Stockholder Agreements, any other person or persons who are, at the time, associated with or nominated by, or serving as representatives of either CGP or Sirtex, or the respective affiliates of the foregoing parties (including their officers or directors who are employees, officers, directors, managers, stockholders or members) (the “Covered Persons”), (ii) resolved that none of such Covered Persons shall have any obligation to refrain from (a) engaging in similar activities or lines of business as the Company or developing or marketing any products or services that compete, directly or indirectly, with those of the Company, (b) investing or owning any interest publicly or privately in, serving as a director or officer of or developing a business relationship with, any person engaged in similar activities or lines of business as, or otherwise in competition with, the Company, (c) doing business with any client or customer of the Company or (d) employing or otherwise engaging a former officer or employee of the Company, and (iii) resolved that neither the Company nor any of its subsidiaries shall have any right to be offered any opportunity to participate or invest in any venture engaged or to be engaged in by any Covered Person.

License Agreement and Services Agreement

Concurrently with the execution and delivery of the Purchase Agreements, the Company and CGP entered into a License Agreement (the “License Agreement”), which will become effective upon the earlier of (a) the Closing and (b) the termination of the applicable Purchase Agreement by the Company (other than due to CGP’s material breach). Pursuant to the License Agreement, the Company, among other things, granted CGP and its affiliates an exclusive, sublicensable, royalty-bearing license to develop, manufacture, commercialize, or otherwise exploit the Company’s current and future products, including TAVO and the VLA in the following territories: China Mainland, Hong Kong, Macau, Taiwan, Armenia, Azerbaijan, Bahrain, Bangladesh, Bhutan, Brunei, Burma, Cambodia, East Timor, Georgia, India, Indonesia, Jordan, Kazakhstan, Kuwait, Kyrgyzstan, Laos, Malaysia, Mongolia, Nepal, Oman, Pakistan, Papua New Guinea, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United Arab Emirates, Uzbekistan and Vietnam (the “Territory”). Under the terms of the License Agreement, CGP will pay the Company up to 20% royalties on the net sales (as defined in the License Agreement) of such products in the Territory during the applicable Royalty Term (as defined in the License Agreement).

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

Whether or not Closing occurs, but subject to certain conditions on effectiveness described above, the Company (1) will grant CGP and its affiliates an exclusive license to develop, manufacture, commercialize, or otherwise exploit current and future products, including TAVO and the VLA in the Territory for which CGP will pay the Company up to 20% royalties on the net sales of such products in the Territory, and (2) will engage Sirtex to support and assist the Company with pre-marketing activities for TAVO and the VLA in exchange for low single-digit royalties on TAVO and the VLA net sales outside the Territory.

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

Note 9 – Leases

In February 2016, the FASB issued ASU 2016-02, which supersedes previous lease accounting guidance (Topic 840) and establishes a right-of-use model that requires a lessee to record an asset and liability on the balance sheet for all leases with terms longer than 12 months. The Company does not have any material variable payments, residual value guarantees or restrictive covenants for its leases and does not have any leases with terms of 12 months or less.

On August 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets of approximately $1.4 million, lease liabilities of approximately $2.1 million and a reduction in deferred rent liabilities of $0.6 million for operating leases. Also, the adoption of ASC 842 did not have an impact on the Company’s beginning accumulated deficit balance.

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of October 31, 2019.

Supplemental balance sheet information related to leases as of October 31, 2019 was as follows:

Operating Leases:
Operating lease right-of-use assets	$1,263,272

Current portion included in current liabilities	$1,205,825
Long-term portion included in non-current liabilities	557,534
Total operating lease liabilities	$1,763,359

Supplemental lease expense related to leases was as follows:

For the Three Months Ended October 31, 2019
Operating lease cost	$212,367
Total lease expense	$212,367

Other information related to leases where the Company is the lessee is as follows:

For the Three Months Ended October 31, 2019
Weighted-average remaining lease term	2.9 years

Weighted-average discount rate	8.73%

Supplemental cash flow information related to operating leases was as follows:

For the Three Months Ended October 31, 2019
Cash paid for operating lease liabilities	$333,011
Total cash flows related to operating lease liabilities	$333,011

Future minimum lease payments under non-cancellable leases as of October 31, 2019 were as follows:

Years ending July 31,
2020	$1,079,739
2021	369,798
2022	119,708
2023	120,739
2024	124,496
Thereafter	227,176
Total minimum lease payments	2,041,656
Less: Imputed interest	(278,297)
Total	$1,763,359

Disclosures related to periods prior to adoption of ASC 842

The future minimum obligations under leases in effect as of July 31, 2019 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Years ending July 31,
2020	$1,356,000
2021	308,000
Total minimum lease payments	$1,664,000

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $38,000 and $27,000 for the three months ended October 31, 2019 and 2018, respectively.

Note 11—Subsequent Events

In November 2019, the Company entered into a lease agreement for its office space in California directly with the landlord, ARE-SD Region No. 18, LLC (“ARE”), with an effective date being the earlier of: (a) October 1, 2020 or (b) the day after the termination of the Company’s existing sublease if it ends prior to September 30, 2020. The lease is for a term of 36 months, with one renewal option for an additional 36-month term. The minimum monthly payment is $55,989.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, all references to “OncoSec,” “our company,” “we,” “us” and “our” in this report refer to OncoSec Medical Incorporated and its consolidated subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2019 filed with the SEC on October 28, 2019, or the Annual Report. Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

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

Results of Operations for the Three Months Ended October 31, 2019 Compared to the Three Months Ended October 31, 2018

The unaudited financial data for the three months ended October 31, 2019 and October 31, 2018 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2019	October 31, 2018	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	5,420,159	4,739,445	680,714	14
General and administrative	4,418,217	2,764,089	1,654,128	60
Loss from operations	(9,838,376)	(7,503,534)	2,334,842	31
Other income, net	82,387	114,402	32,015	28
Interest expense	(992)	-	992	100
Foreign currency exchange loss, net	(3,503)	(171,914)	(168,411)	(98)
Realized loss on sale of securities, net	-	(12,134)	(12,134)	100
Loss before income taxes	(9,760,484)	(7,573,180)	2,187,304	29
Provision for income taxes	-	2,435	(2,435)	(100)
Net loss	$(9,760,484)	$(7,575,615)	2,184,869	29

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $0.7 million, from approximately $4.7 million during the three months ended October 31, 2018 to approximately $5.4 million during the three months ended October 31, 2019. This increase was primarily due to the following approximate increases: (i) $1.5 million in clinical trial-related costs to support our various clinical studies and (ii) $0.1 million in higher travel and insurance related costs. These increases were partially offset by (i) $0.6 million decrease in stock-based compensation expense for employees and consultants and (ii) $0.3 million reduction in payroll and related benefits expenses, which was primarily related to a decrease in severance expense.

General and Administrative

Our general and administrative expenses increased by approximately $1.6 million, from $2.8 million during the three months ended October 31, 2018, to approximately $4.4 million during the three months ended October 31, 2019. This increase was largely due to the following approximate increases: (i) $1.1 million in general corporate and legal patent costs; (ii) $0.6 million in consulting costs and (iii) $0.1 million in payroll and related benefits expenses. These increases were partially offset by a $0.3 million reduction in stock-based compensation expense for employees and consultants.

Other Income, Net

Other income, net, stayed consistent at approximately $0.1 million during both the three months ended October 31, 2019 and the three months ended October 31, 2018.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, decreased by approximately $0.2 million during the three months ended October 31, 2019 as compared to the three months ended October 31, 2018. This decrease was primarily due to lower unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2019	At July 31, 2019
Current assets	$20,656,098	$28,507,336
Current liabilities	7,396,525	4,977,000
Working capital	$13,259,573	$23,530,336

Current Assets

Current assets as of October 31, 2019 decreased by $7.8 million to $20.7 million, from $28.5 million as of July 31, 2019. This decrease was primarily due to a decrease in cash and cash equivalents as a result of cash used to support our operations.

Current Liabilities

Current liabilities as of October 31, 2019 increased by $2.4 million to $7.4 million, from $5.0 million as of July 31, 2019. This increase was primarily due to the timing of payments of accrued expenses as well as the addition of operating lease liabilities to the balance sheet as a result of the adoption of ASC 842.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2019 was $8.1 million, as compared to $6.8 million for the three months ended October 31, 2018. The $1.3 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by Investing Activities

Net cash provided by investing activities for the three months ended October 31, 2019 was $0, as compared to $13.7 million provided by investing activities for the three months ended October 31, 2018. Net cash provided by investing activities for the three months ended October 31, 2018 was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.1 million for the three months ended October 31, 2019, as compared to $8.3 million provided by financing activities for the three months ended October 31, 2018. Net proceeds during the three months ended October 31, 2018 was primarily attributable to the net proceeds received from the Alpha Holdings offering (see “Sources of Capital” below).

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

Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $174.1 million as of October 31, 2019. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements elsewhere in this Filing. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of October 31, 2019, the Company had cash and cash equivalents of $16.9 million, which consisted of cash of $1.7 million and cash equivalents of $15.2 million. Since inception cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.5 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

Notwithstanding the foregoing, on October 10, 2019, the Company announced it entered into a strategic transaction, which, upon closing, would result in a $30 million equity investment of newly issued common stock. The strategic transaction is subject to certain closing conditions, which include shareholder approval, and therefore, cannot be included in the reporting of our cash runway. This strategic transaction is further described in Note 8 – Commitments and Contingencies to the condensed consolidated financial statements elsewhere in this Filing.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2019. Based on such evaluation, our President and Chief Executive Officer and our Chief Financial Officer concluded that, as of October 31, 2019, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes to the Risk Factors in Item 1A of our Annual Report on Form 10-K for the fiscal year ended July 31, 2019.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From August 1, 2019 to October 4, 2019, we issued a total of 21,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.92 per share for services rendered.

From August 1, 2019 to October 4, 2019, we issued a total of 14,687 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $1.86 per share for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1*	Lease Agreement, dated November 20, 2019, between Oncosec Medical Incorporated and 3535/3565 General Atomics Court, LLC

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: December 13, 2019

By:	/s/ Sara M. Bonstein
Sara M. Bonstein
Chief Financial Officer & Chief Operating Officer
(Principal Financial Officer)

Dated: December 13, 2019

