Form 10-Q
period 2020-01-31
ONCOSEC MEDICAL Inc
filed 2020-03-16
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 22,752,821 as of March 13, 2020.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	January 31, 2020	July 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$9,256,351	$25,147,780
Prepaid expenses and other current assets	2,947,757	3,359,556
Total Current Assets	12,204,108	28,507,336
Property and equipment, net	919,561	1,031,129
Operating right-of-use asset	6,360,863	-
Other long-term assets	306,355	353,547
Total Assets	$19,790,887	$29,892,012

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,438,981	$4,217,017
Accrued compensation related	408,701	676,223
Operating lease liabilities	640,253	-
Note payable	-	83,760
Total Current Liabilities	10,487,935	4,977,000
Operating lease liability, net of current portion	6,128,021	-
Other long-term liabilities	-	635,913
Total Liabilities	16,615,956	5,612,913

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 26,000,000 and 16,000,000 common shares with a par value of $0.0001 as of January 31, 2020 and July 31, 2019, respectively, common stock issued and outstanding — 10,752,529 and 10,633,043 common shares as of January 31, 2020 and July 31, 2019, respectively	1,075	1,063
Additional paid-in capital	184,965,590	177,656,149
Warrants issued and outstanding – 3,114,288 and 3,631,953 warrants as of January 31, 2020 and July 31, 2019, respectively	5,708,127	10,809,724
Accumulated other comprehensive income	251,522	169,037
Accumulated deficit	(187,751,383)	(164,356,874)
Total Stockholders’ Equity	3,174,931	24,279,099
Total Liabilities and Stockholders’ Equity	$19,790,887	$29,892,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Revenue	$-	$-	$-	$-
Expenses:
Research and development	6,055,218	4,746,530	11,485,031	9,485,975
General and administrative	7,468,375	3,733,408	11,886,660	6,497,497
Loss from operations	(13,523,593)	(8,479,938)	(23,371,691)	(15,983,472)
Other income, net	46,768	105,903	128,697	220,305
Interest expense	(78)	-	(1,070)	-
Foreign currency exchange (loss) gain, net	(154,672)	63,912	(147,995)	(108,002)
Realized loss on sale of securities, net	-	-	-	(12,134)
Loss before income taxes	(13,631,575)	(8,310,123)	(23,392,059)	(15,883,303)
Provision for income taxes	2,450	4,904	2,450	7,340
Net loss	$(13,634,025)	$(8,315,027)	$(23,394,509)	$(15,890,643)
Basic and diluted net loss per common share	$(1.27)	$(1.33)	$(2.19)	$(2.70)
Weighted average shares used in computing basic and diluted net loss per common share	10,712,022	6,272,625 *	10,680,281	5,896,031 *

*On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2020	January 31, 2019	January 31, 2020	January 31, 2019
Net Loss	$(13,634,025)	$(8,315,027)	$(23,394,509)	$(15,890,643)
Foreign currency translation adjustments	98,134	(46,043)	82,485	61,857
Comprehensive Loss	$(13,535,891)	$(8,361,070)	$(23,312,024)	$(15,828,786)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended January 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, October 31, 2019	10,680,428	$1,068	$178,448,285	3,631,953	$10,809,724	$153,388	$(174,117,358)	$15,295,107
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	10,448	1	1,366,392	—	—	—	—	1,366,393
Tax withholdings paid on equity awards	—	—	(7,611)	—	—	—	—	(7,611)
Tax shares sold to pay for tax withholdings on equity awards	—	—	8,632	—	—	—	—	8,632
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Common stock issued for services	58,812	6	247,595	—	—	—	—	247,601
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	98,134	(13,634,025)	(13,535,891)
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,522	$(187,751,383)	$3,174,931

Six Months Ended January 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	22,146	2	1,940,461	—	—	—	—	1,940,463
Tax withholdings paid on equity awards	—	—	(15,676)	—	—	—	—	(15,676)
Tax shares sold to pay for tax withholdings on equity awards	—	—	15,596	—	—	—	—	15,596
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Common stock issued for services	94,499	10	466,763	—	—	—	—	466,773
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	82,485	(23,394,509)	(23,312,024)
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,522	$(187,751,383)	$3,174,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended January 31, 2019*

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, October 31, 2018	5,967,575	$597	$155,590,519	892,890	$11,171,166	$91,876	$(141,656,437)	$25,197,721
Exercise of common stock options	2,341	—	26,417	—	—	—	—	26,417
Common stock issued for employee stock purchase plan	1,429	—	10,720	—	—	—	—	10,720
Stock-based compensation expense	9,950	1	912,451	—	—	—	—	912,452
Tax withholdings paid on equity awards	—	—	(35,458)	—	—	—	—	(35,458)
Tax shares sold to pay for tax withholdings on equity awards	—	—	25,594	—	—	—	—	25,594
Tax withholdings paid related to net share settlement of equity awards	—	—	(8,165)	—	—	—	—	(8,165)
Public offering in December 2018, net of issuance costs of $304,916	466,667	47	6,695,037	—	—	—	—	6,695,084
Common stock issued for services	14,300	1	205,786	—	—	—	—	205,787
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	(46,043)	(8,315,027)	(8,361,070)
Balance, January 31, 2019	6,462,262	$646	$163,422,901	892,890	$11,171,166	$45,833	$(149,971,464)	$24,669,082

* On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

Six Months Ended January 31, 2019*

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2018	5,351,290	$535	$145,749,189	895,805	$11,271,327	$(16,024)	$(134,080,821)	$22,924,206
Exercise of common stock options	43,029	4	566,131	—	—	—	—	566,135
Common stock issued for employee stock purchase plan	2,636	—	23,390	—	—	—	—	23,390
Stock-based compensation expense	15,107	2	2,304,106	—	—	—	—	2,304,108
Tax withholdings paid on equity awards	—	—	(50,640)	—	—	—	—	(50,640)
Tax shares sold to pay for tax withholdings on equity awards	—	—	40,243	—	—	—	—	40,243
Tax withholdings paid related to net share settlement of equity awards	—	—	(32,505)	—	—	—	—	(32,505)
Public offering in October 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Public offering in December 2018, net of issuance costs of $304,916	466,667	47	6,695,037	—	—	—	—	6,695,084
Cancellation of expired warrants	—		100,161	(2,915)	(100,161)	—	—	—
Common stock issued for services	32,700	3	445,608	—	—	—	—	445,611
Modification of equity award	17,500	2	135,423					135,425
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	61,857	(15,890,643)	(15,828,786)
Balance, January 31, 2019	6,462,262	$646	$163,422,901	892,890	$11,171,166	$45,833	$(149,971,464)	$24,669,082

* On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2020	January 31, 2019
Operating activities
Net loss	$(23,394,509)	$(15,890,643)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	111,568	121,741
Amortization of right-of-use asset	361,015	-
Amortization of discount on investments	-	(42,893)
Stock-based compensation	1,940,463	2,304,108
Common stock issued for services	450,107	445,611
Modification of equity award	-	135,425
Foreign currency exchange loss, net	147,995	108,002
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	388,478	(340,425)
Other long-term assets	42,505	(8,051)
Accounts payable and accrued liabilities	5,222,378	(618,005)
Accrued compensation related	(267,522)	1,018,826
Operating lease liabilities	(574,334)	-
Other long-term liabilities	-	(461,205)
Net cash used in operating activities	(15,571,856)	(13,227,509)
Investing activities
Maturity of investment securities	-	12,986,000
Sale of investment securities	-	5,977,794
Net cash provided by investing activities	-	18,963,794
Financing activities
Proceeds from issuance of common stock through ESPP	4,744	23,390
Proceeds from issuance of common stock and/or warrants	-	15,000,000
Payment of financing and offering costs	-	(573,189)
Cash paid for stock options cancellation	(25,819)	-
Cash paid for repurchase of warrants	(178,225)	-
Proceeds from exercise of options	-	566,135
Principal payments on note payable	(83,760)	-
Tax withholdings paid on equity awards	(15,676)	(50,640)
Tax withholdings paid related to net share settlement of equity awards	-	(32,505)
Tax shares sold to pay for tax withholdings on equity awards	15,596	40,243
Net cash provided by (used in) financing activities	(283,140)	14,973,434
Effect of exchange rate changes on cash and cash equivalents	(36,433)	(26,081)
Net increase (decrease) in cash and cash equivalents	(15,891,429)	20,683,638
Cash and cash equivalents, at beginning of period	25,147,780	3,803,627
Cash and cash equivalents, at end of period	$9,256,351	$24,487,265

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$1,624	$-
Income taxes	$2,450	$1,700
Noncash investing and financing transactions:
Expiration of warrants	$2,465,396	$100,162
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,288,981	-
Amounts accrued for offering costs	$-	$304,916

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

The Company’s current focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients, and is expected to complete enrollment in 2020.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 enrollment is complete, and the Company provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019.

OMS-131 is an investigator-initiated clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study targets patients with squamous cell carcinoma head and neck (“SCCHN”) and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients.

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

The Company has established a collaboration with Emerge Health Pty (“Emerge”), a leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and make it available under Australia’s Special Access Scheme (“SAS”). As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the six months ended January 31, 2020 and 2019, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended January 31, 2020 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2020, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2019, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2019, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 27, 2019. The condensed consolidated balance sheet at July 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

The accounting standard for fair value measurements provides a framework for measuring fair value and requires disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date, based on the Company’s principal or, in the absence of a principal, most advantageous market for the specific asset or liability.

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

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s Principal Accounting Officer.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company had no assets or liabilities that required remeasurement on a recurring basis as of January 31, 2020 and July 31, 2019.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of January 31, 2020, and July 31, 2019, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Six Months Ended January 31, 2020	For the Three and Six Months Ended January 31, 2019
Stock options	15,000	914,830
Restricted stock units	47,998	113,854
Warrants	3,114,288	892,890
Total	3,177,286	1,921,574

Subsequent to January 31, 2020, the Company issued shares of common stock that will impact earnings per share in the future. (See Note 11)

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

Employee Stock Purchase Plan

Employees may elect to participate in the Company’s stockholder-approved employee stock purchase plan. The stock purchase plan allows for the purchase of the Company’s common stock at not less than 85% of the lesser of (i) the fair market value of a share of common stock on the beginning date of the offering period or (ii) the fair market value of a share of common stock on the purchase date of the offering period, subject to a share and dollar limit as defined in the plan and subject to the applicable legal requirements. There are two six-month offering periods during each fiscal year, ending on January 31 and July 31.

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

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the condensed consolidated balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

Foreign Currency Translation

The Company uses the U.S. Dollar as the reporting currency for its financial statements. Functional currency is the currency of the primary economic environment in which an entity operates. The functional currency of the Company’s wholly owned subsidiary is the Australian dollar.

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s condensed consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on the Company’s condensed consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying condensed consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41% credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. The effects of the 2017 Tax Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and six months ended January 31, 2020 and 2019.

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

Note 3— Liquidity and Financial Condition

The Company has sustained losses in all reporting periods since inception, with an inception-to-date loss of $187.8 million as of January 31, 2020, which raises substantial doubt. Further, the Company has never generated any cash from its operations and does not expect to generate meaningful cash in the near term. Consequently, the Company will need additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets.

As of January 31, 2020, the Company had cash and cash equivalents of $9.3 million, which consisted of cash of $1.3 million and cash equivalents of $8.0 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.5 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate.

Subsequent to January 31, 2020, the Company received gross proceeds of approximately $30.0 million from the sale of its common stock. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million (see Note 11). In addition, the Company received approximately $0.9 million as part of the Australian government’s research and development tax credit program.

The above financing activities substantially increased the Company’s cash position. As a result, as of the date of the issuance of these condensed consolidated financial statements, the Company believes its current cash position as a result of the Company’s financing activities through February 2020 has alleviated substantial doubt about its ability to sustain operations through at least the next 12 months from the issuance date of the condensed consolidated financial statements. The Company is anticipating raising additional capital, but there can be no assurance that it will be able to do so or if the terms of any such raising of additional capital will be favorable to the Company.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2020	July 31, 2019
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,071,439)	(959,871)
Total	$919,561	$1,031,129

Depreciation and amortization expense recorded for the three and six months ended January 31, 2020 was approximately $56,000 and $112,000, respectively. Depreciation and amortization expense recorded for the three and six months ended January 31, 2019 was approximately $61,000 and $122,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2020	July 31, 2019
Research and development costs	$3,394,197	$2,380,215
Professional services fees	5,926,385	1,702,886
Other	118,399	133,916
Total	$9,438,981	$4,217,017

Accrued Compensation and Related

Accrued compensation is comprised of the following:

	January 31, 2020	July 31, 2019
Separation costs	$132,041	$495,004
Accrued payroll	270,361	181,219
401K payable	6,299	-
Total	$408,701	$676,223

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	January 31, 2020	July 31, 2019
Deferred rent	$-	$635,913
Total	$-	$635,913

Note 5—Note Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.25% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement required the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At January 31, 2020, the outstanding balance related to this finance agreement was paid in full.

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

Outstanding Warrants

During the six months ended January 31, 2020, the Company repurchased an aggregate of 266,098 warrants from certain warrant holders for an aggregate of approximately $0.2 million. The repurchase price was paid in cash, and upon repurchase, all the warrants were cancelled and of no further force and effect.

At January 31, 2020, the Company had outstanding warrants to purchase 3,114,288 shares of its common stock, with exercise prices ranging from $3.45 to $43.75, all of which were classified as equity instruments. These warrants expire at various dates between November 2020 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 shares for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of January 31, 2020, there were an aggregate of 1,050,000 shares of the Company’s common stock authorized for issuance under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 50,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Stock Option Awards

During the six months ended January 31, 2020, the Company cancelled 878,534 outstanding common stock option awards under the following terms:

●

The Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with certain executive officers, directors and other senior level employees of the Company, pursuant to which such individuals (the “Senior Level Option holder”) agreed to the voluntary surrender and cancellation of certain previously granted stock options (the “Cancelled Options”) to purchase in the aggregate 699,140 shares of the Company’s common stock. Under the terms of the Cancellation Agreements, each Senior Level Option holder and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of the Senior Level Option holder to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options.

●	The Company cancelled outstanding common stock options held by employees and consultants other than Senior Level Option holders of the Company, pursuant to which such individuals previously granted stock options to purchase in the aggregate 179,394 shares of the Company’s common stock were cancelled for cash consideration of approximately $26,000.

The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

●	A cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation is recognized at the cancellation date.

●	The amount of cash paid to settle an equity-classified award is charged directly to equity as long as that amount is equal to or less than the fair-value-based measure of the award on the settlement date. To the extent that the settlement consideration exceeds the fair-value-based measure of the equity-classified award on the settlement date, that difference is recognized as additional compensation cost. The cash paid to settle employee and consultant equity-classified awards, other than Senior Level Option holders, was less than the fair-value-based measure of the award on the settlement date. The approximately $26,000 in cash paid to settle the equity-classified awards was charged directly to additional paid in capital.

Following the cancellation of the outstanding option awards described above, there were 15,000 stock option awards outstanding under the 2011 Plan. The Company recorded the previously unrecognized compensation cost related to the cancelled outstanding stock option awards of approximately $1.2 million on the date of cancellation.

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

Stock Options

During the six months ended January 31, 2020, the Company granted options to purchase 5,050 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $1.89 to $2.21. All options granted during the six months ended January 31, 2020 were cancelled during the second quarter of fiscal year 2020 as part of the stock option cancellation transaction discussed previously.

During the six months ended January 31, 2019, the Company granted options to purchase 124,100 and 67,500 shares of its common stock to employees and directors under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $6.00 to $15.80. The stock options issued to directors have a 10-year term, vest over a period ranging from one to three years and have exercise prices ranging from $6.55 and $8.41.

During the six months ended January 31, 2019, the Company granted options to purchase 20,000 and 50,000 shares of its common stock to employees and consultants outside the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have an exercise price of $16.40. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have exercise prices ranging from $8.46 and $14.30.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Six Months Ended January 31, 2020	Six Months Ended January 31, 2019
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	1.35 – 1.70%	2.47 – 3.09%
Volatility	80.93 – 83.66%	72.88 –81.96%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the six months ended January 31, 2020:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2019	921,572	$12.63
Granted	5,050	$1.98
Forfeited/Cancelled	(911,622)	$12.67
Outstanding – January 31, 2020	15,000	$6.34
Options vested and expected to vest - January 31, 2020	15,000	$6.34
Options Exercisable – January 31, 2020	12,085	$6.29

As of January 31, 2020, the total intrinsic value of options outstanding and exercisable was $0. As of January 31, 2020, the Company has approximately $13,000 in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.75 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.3 million and $1.7 million, respectively, which included approximately $1.2 million and $1.2 million, respectively, related to the cancellation of certain stock option awards. Of the total expense, $0.7 million and $0.8 million, respectively, was recorded to research and development and $0.6 million and $0.9 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2020.

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

The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2020 was $1.44 and $1.35, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2019 was $4.60 and $5.70, respectively.

Restricted Stock Units

For the three and six months ended January 31, 2020, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of January 31, 2020, there were 47,998 restricted stock units (“RSUs”) outstanding. During the six months ended January 31, 2020, 22,146 RSU’s vested.

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

For the three and six months ended January 31, 2019, the Company recorded $0.2 million and $0.4 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

Shares Issued to Consultants

During the three and six months ended January 31, 2020, 58,812 and 94,499 shares of common stock valued at approximately $0.2 million and $0.5 million, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.2 million and $0.5 million, respectively, during the three and six months ended January 31, 2020.

During the three and six months ended January 31, 2019, 14,300 and 32,700 shares of common stock valued at approximately $0.2 million and $0.5 million, respectively, were issued to consultants for services. The common stock was valued based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.2 million and $0.5 million, respectively, during the three and six months ended January 31, 2019.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees, the seventh offering period under the ESPP ended on July 31, 2019, with 2,053 shares purchased and distributed to employees, and the eighth offering period under the ESPP ended on January 31, 2020, with 2,841 shares purchased and distributed to employees. At January 31, 2020, there were 34,767 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended January 31, 2020, the following assumptions were used: six-month maturity, 2.04% risk free interest, 90.64% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2019, the following assumptions were used: six-month maturity, 2.22% risk free interest, 61.83% volatility, 0% forfeitures and $0 dividends.

Approximately $2,700 and $6,500 was recorded as stock-based compensation during the six months ended January 31, 2020 and 2019, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at January 31, 2020:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	15,000
Common Stock reserved for outstanding restricted stock units	47,998
Common Stock authorized for future grant under the 2011 Plan	779,757
Common Stock reserved for warrant exercise	3,114,288
Commons Stock reserved for future ESPP issuance	34,767
Total common stock reserved for future issuance	3,991,810

Note 8—Commitments and Contingencies

Contingencies

On October 29, 2019, the Company’s stockholder, Alpha Holdings, Inc. (“Alpha”) filed two civil actions in the district court, Clark County, Nevada (the “District Court”), related to the proposed equity investment in the Company (the “Proposed Transaction”) by (i) Grand Decade Developments Limited (“Grand Decade”), a British Virgin Islands limited company and a wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited (“CGP”) and (ii) Sirtex Medical US Holdings, Inc., an affiliate of CGP (“Sirtex”). The first action, asserted against the Company only, sought to compel the Company to make its books and records available for inspection, so that Alpha could solicit proxies from other stockholders in connection with the vote to approve the Proposed Transaction. The second action, a putative class action asserted against the Company, certain directors on the OncoSec Board (the “Director Defendants”), Sirtex and Grand Decade, sought, among other things, a preliminary injunction to enjoin the Proposed Transaction and a special meeting of OncoSec’s shareholders seeking approval of the Proposed Transaction, based on claims that the Director Defendants breached their fiduciary duties by (i) failing to make complete and accurate disclosures concerning the Proposed Transaction, (ii) adopting improper defensive measures to preclude the Company from pursuing or receiving alternatives to the Proposed Transaction, and (iii) running an inadequate “sales process” that failed to obtain the highest value reasonably available. This second action also asserted a claim against Sirtex and CGP for aiding and abetting the Director Defendants’ alleged breaches of fiduciary duties. On November 13, 2019, the two actions were consolidated into a single proceeding, when the court so-ordered a joint stipulation filed by the parties. On February 6, 2020, the District Court judge denied Alpha’s motion for preliminary injunction in its entirety and allowed the special meeting of shareholders to take place on February 7, 2020. The Nevada Supreme Court then denied Alpha’s request for an emergency appeal. Alpha subsequently filed a stipulation dismissing the action with prejudice, which the District Court entered on March 5, 2020. Since Alpha’s cases were dismissed with prejudice, they cannot be relitigated and the Company has no liability to Alpha with matters addressed in these lawsuits.

We are not a party to any other legal proceeding or aware of any other threatened action as of the date of this quarterly report.

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

In November 2019, the Company entered into a lease agreement for its office space in California directly with the landlord, ARE-SD Region No. 18, LLC (“ARE”), with an effective date being the earlier of: (a) October 1, 2020 or (b) the day after the termination of the Company’s existing sublease if it ends prior to September 30, 2020. The lease is for a term of 36 months, with one renewal option for an additional 36-month term. The minimum monthly payment is $55,989. The Company accounted for the ARE lease as a contract modification, and accordingly, recorded an additional right-of-use asset for approximately $5.3 million and lease liabilities of approximately $5.2 million for this operating lease.

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of January 31, 2020.

Supplemental balance sheet information related to leases as of January 31, 2020 was as follows:

Operating Leases:
Operating lease right-of-use assets	$6,360,863

Current portion included in current liabilities	$640,253
Long-term portion included in non-current liabilities	6,128,021
Total operating lease liabilities	$6,768,274

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2020
Operating lease cost	$318,404	$530,771
Total lease expense	$318,404	$530,771

Other information related to leases where the Company is the lessee is as follows:

As of January 31, 2020
Weighted-average remaining lease term	6.5 years

Weighted-average discount rate	9.99%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended January 31, 2020	For the Six Months Ended January 31, 2020
Cash paid for operating lease liabilities	$349,474	$682,485
Total cash flows related to operating lease liabilities	$349,474	$682,485

Future minimum lease payments under non-cancellable leases as of January 31, 2020 were as follows:

Years ending July 31,
2020	$723,682
2021	1,116,946
2022	1,392,265
2023	1,431,473
2024	1,474,552
Thereafter	3,290,695
Total minimum lease payments	9,429,613
Less: Imputed interest	(2,661,339)
Total	$6,768,274

Disclosures related to periods prior to adoption of ASC 842

The future minimum obligations under leases in effect as of July 31, 2019 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Years ending July 31,
2020	$1,356,000
2021	308,000
Total minimum lease payments	$1,664,000

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as an expense in the accompanying condensed consolidated statements of operations and totaled approximately $21,000 and $59,000 for the three and six months ended January 31, 2020, respectively. The Company’s contributions totaled approximately $18,000 and $45,000 for the three and six months ended January 31, 2019, respectively.

Note 11—Subsequent Events

Strategic Transaction Overview

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex” and, together with CGP, the “Buyers”). On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30 million. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million. Upon Closing, CGP and Sirtex owned 43.95% and 8.79%, respectively, of the outstanding shares of common stock of the Company.

Purchase Agreements

Pursuant to the Purchase Agreements, beginning on February 7, 2020 and ending on the first anniversary thereof (the “Option Period”), the Company granted to CGP an option to make an offer to acquire the remaining outstanding common stock of the Company at a purchase price per share equal to the greater of (a) $4.50 or (b) 110% of the last closing stock price for the common stock on the date prior to CGP delivering written notice to the Company of its intent to exercise such option along with a proposal on all other material terms. This purchase option does not create an obligation on the part of the Company to accept the exercise of the option nor does it prevent any interested third parties from making offers to acquire shares of the Company. Additionally, the shares are subject to a lock-up provision restricting the sale or disposition of the shares for a period of six months following the Closing and a standstill provision prohibiting certain actions by CGP and Sirtex during the Option Period. In addition, upon the Closing, the Stockholder Agreements and Registration Rights Agreements between the Company and each of CGP and Sirtex were effective (all described further below). The Company’s Special Committee will be responsible for the evaluation of any such future offer by CGP.

The Purchase Agreements include customary covenants that obligate the Company to use commercially reasonable efforts to cause the purchased shares to be approved for listing on The Nasdaq Capital Market, and a contractual anti-dilution mechanism that accounts for the Company’s outstanding options and warrants, as well as other customary covenants. In addition, the Company, CGP, and Sirtex each shall pay their respective fees and expenses in connection with the transactions contemplated by the Purchase Agreements. On the date of the Closing the Company reimbursed legal fees and expenses incurred by each of CGP and Sirtex in an aggregate amount of $600,000.

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

License Agreement and Services Agreement

Concurrently with the execution and delivery of the Purchase Agreements, the Company and CGP entered into a License Agreement (the “License Agreement”), which became effective upon the Closing. Pursuant to the License Agreement, the Company, among other things, granted CGP and its affiliates an exclusive, sublicensable, royalty-bearing license to develop, manufacture, commercialize, or otherwise exploit the Company’s current and future products, including TAVO and the VLA in the following territories: China Mainland, Hong Kong, Macau, Taiwan, Armenia, Azerbaijan, Bahrain, Bangladesh, Bhutan, Brunei, Burma, Cambodia, East Timor, Georgia, India, Indonesia, Jordan, Kazakhstan, Kuwait, Kyrgyzstan, Laos, Malaysia, Mongolia, Nepal, Oman, Pakistan, Papua New Guinea, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United Arab Emirates, Uzbekistan and Vietnam (the “Territory”). Under the terms of the License Agreement, CGP will pay the Company up to 20% royalties on the net sales (as defined in the License Agreement) of such products in the Territory during the applicable Royalty Term (as defined in the License Agreement).

In addition, the Company and Sirtex entered into a Services Agreement (the “Services Agreement”) which became effective upon the Closing. Pursuant to the Services Agreement, the Company agreed, among other things, to pay Sirtex low single-digit royalties on the Net Sales (as defined in the Services Agreement) of all Products (defined as TAVO and VLA products and their accompanying generators, and any products (including, for clarity, combination products) incorporating or including such products and their accompanying generators), in all countries other than those in the Territory. In exchange for the royalty fee, Sirtex will provide the Company with certain services for these products, including key opinion leader management and engagement services, voice of customer (VOC) services, development of a go to market strategy, and pricing, reimbursement and market access services.

If either party believes that the other party has materially breached one or more of its material obligations under the License Agreement, then the non-breaching party may, following a cure period, terminate the License Agreement upon written notice to the breaching party, subject to other conditions. Licensee may terminate the License Agreement in its entirety for any reason or no reason upon prior written notice to Licensor. Additionally, the License Agreement may be terminated upon certain events involving bankruptcy or insolvency. If CGP terminates the License Agreement for convenience or the Company terminates the License Agreement due to CGP’s breach or insolvency, then, subject to certain conditions, each party’s rights and licenses will terminate, and CGP will have certain obligations to assign to the Company, or grant a right of reference under, certain regulatory documentation or approvals. If CGP terminates the License Agreement due to the Company’s breach or insolvency, then CGP will have the option either to keep the License Agreement in effect with the royalty rate owed by CGP to the Company reduced by 50% or to terminate the License Agreement (in which case each party’s rights and licenses will terminate, except that CGP will have the right to wind down certain clinical trials).

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

Effective February 7, 2020, Punit Dhillon resigned as a member of the Board of Directors (the “Board”) of the Company pursuant to the Purchase Agreements. His resignation was not the result from any disagreement with the Company, or any matter related to the Company’s operations, policies or practices, the Company’s management or the Board.

Immediately thereafter, the Board appointed Dr. Yuhang Zhao, a senior adviser to China Grand Enterprises, Chao Zhou, the Executive Deputy Officer of CGP, and Kevin R. Smith, the Chief Executive Officer of Sirtex, as new members of the Board.

Registration Rights Agreements

On the date of the Closing, the Company, CGP, and Sirtex entered into Registration Rights Agreements (the “Registration Rights Agreements”), pursuant to which, among other things, CGP and Sirtex will each have the right to deliver to the Company a written notice requiring the Company to prepare and file with the SEC, a registration statement with respect to resales of shares of some or all the common stock of the Company held by CGP and Sirtex.

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

We have completed monotherapy and combination programs and our current focus is to pursue clinical development programs with TAVO, in combination with anti-PD-1 checkpoint inhibitors, in metastatic melanoma, triple negative breast cancer (“TNBC”) and squamous cell carcinoma head and neck (“SCCHN”). The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition to TAVO, we have identified and are developing new DNA-encoded therapeutic candidates and tumor indications for use with our new Visceral Lesion Applicator (“VLA”), to target deep visceral lesions, such as liver, lung, bladder, pancreatic and other difficult to treat visceral lesions.

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

Results of Operations for the Three Months Ended January 31, 2020 Compared to the Three Months Ended January 31, 2019

The unaudited financial data for the three months ended January 31, 2020 and January 31, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2020	January 31, 2019	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	6,055,218	4,746,530	1,308,688	28
General and administrative	7,468,375	3,733,408	3,734,967	100
Loss from operations	(13,523,593)	(8,479,938)	5,043,655	59
Other income, net	46,768	105,903	59,135	56
Interest expense	(78)	-	78	100
Foreign currency exchange (loss) gain, net	(154,672)	63,912	218,584	342
Loss before income taxes	(13,631,575)	(8,310,123)	5,321,452	64
Provision for income taxes	2,450	4,904	(2,454)	(50)
Net loss	$(13,634,025)	$(8,315,027)	5,318,998	64

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $1.3 million, from approximately $4.7 million during the three months ended January 31, 2019 to approximately $6.0 million during the three months ended January 31, 2020. This increase was primarily due to the following approximate increases: (i) $1.0 million in clinical trial-related costs to support our various clinical studies and discovery research (ii) $0.5 million in stock-based compensation expense for employees and consultants and (iii) $0.1 million in higher rent expense as a result of the adoption of Accounting Standards Codification (“ASC”) 842 for our operating leases on August 1, 2019. These increases were partially offset by a $0.3 million reduction in payroll and related benefits expenses.

General and Administrative

Our general and administrative expenses increased by approximately $3.7 million, from $3.7 million during the three months ended January 31, 2019, to approximately $7.4 million during the three months ended January 31, 2020. This increase was largely due to the following approximate increases: (i) $3.4 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy; (ii) $0.5 million in proxy costs related to the Company’s special meeting to approve the CGP transaction and (iii) $0.1 million in consulting costs. These increases were partially offset by a $0.3 million reduction in payroll and related benefits expenses. The Company believes a significant portion of its legal costs related to the Alpha Holdings litigation are recoverable and are likely to be recovered. At this point, no amount for insurance recoveries has been recorded.

Other Income, Net

Other income, net, stayed consistent at approximately $0.1 million during both the three months ended January 31, 2020 and the three months ended January 31, 2019.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.2 million from a loss of $0.2 million during the three months ended January 31, 2020 to a $0.1 million gain for the three months ended January 31, 2019. This increase was primarily due to higher unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Six Months Ended January 31, 2020 Compared to the Six Months Ended January 31, 2019

The unaudited financial data for the six months ended January 31, 2020 and January 31, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2020	January 31, 2019	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	11,485,031	9,485,975	1,999,056	21
General and administrative	11,886,660	6,497,497	5,389,163	83
Loss from operations	(23,371,691)	(15,983,472)	7,388,219	46
Other income, net	128,697	220,305	91,608	42
Interest expense	(1,070)	-	1,070	100
Foreign currency exchange loss, net	(147,995)	(108,002)	39,993	(37)
Realized loss on sale of securities, net	-	(12,134)	(12,134)	100
Loss before income taxes	(23,392,059)	(15,883,303)	7,508,756	47
Provision for income taxes	2,450	7,340	(4,890)	(67)
Net loss	$(23,394,509)	$(15,890,643)	7,503,866	47

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $2.0 million, from approximately $9.5 million during the six months ended January 31, 2019 to approximately $11.5 million during the six months ended January 31, 2020. This increase was primarily due to the following approximate increases: (i) $2.6 million in clinical trial-related costs to support our various clinical studies and discovery research and (ii) $0.2 million in higher rent expense as a result of the adoption of ASC 842 for our operating leases on August 1, 2019. These increases were partially offset by (i) $0.6 million reduction in payroll and related benefits expenses, which was primarily related to a decrease in severance expense and (ii) $0.2 million decrease in stock-based compensation expense for employees and consultants.

General and Administrative

Our general and administrative expenses increased by approximately $5.4 million, from $6.5 million during the six months ended January 31, 2019, to approximately $11.9 million during the six months ended January 31, 2020. This increase was largely due to the following approximate increases: (i) $4.5 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy; (ii) $0.7 million in consulting costs and (iii) $0.6 million in proxy costs related to the Company’s special meeting to approve the CGP transaction. These increases were partially offset by (i) a $0.3 million reduction in stock-based compensation expense for employees and consultants and (ii) $0.1 million decrease in payroll and related benefits expenses. The Company believes a significant portion of its legal costs related to the Alpha Holdings litigation are recoverable and are likely to be recovered. At this point, no amount for insurance recoveries has been recorded.

Other Income, Net

Other income, net, decreased by $0.1 million from $0.2 million for the six months ended January 31, 2019 to $0.1 million for the six months ended January 31, 2020. This decrease was primarily due to reduced interest income as a result of lower cash balances for these respective periods.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, stayed consistent at $0.1 million during the six months ended January 31, 2020 and January 31, 2019.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At January 31, 2020	At July 31, 2019
Current assets	$12,204,108	$28,507,336
Current liabilities	10,487,935	4,977,000
Working capital	$1,716,173	$23,530,336

Current Assets

Current assets as of January 31, 2020 decreased by $16.3 million to $12.2 million, from $28.5 million as of July 31, 2019. This decrease was primarily due to a decrease in cash and cash equivalents as a result of cash used to support our operations.

Current Liabilities

Current liabilities as of January 31, 2020 increased by $5.5 million to $10.5 million, from $5.0 million as of July 31, 2019. This increase was primarily due to the timing of payments of accrued expenses related to the Alpha Holdings litigation and contested proxy as well as the addition of operating lease liabilities to the balance sheet as a result of the adoption of ASC 842.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2020 was $15.5 million, as compared to $13.2 million for the six months ended January 31, 2019. The $2.3 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Provided by Investing Activities

Net cash provided by investing activities for the six months ended January 31, 2020 was $0, as compared to $19.0 million provided by investing activities for the six months ended January 31, 2019. Net cash provided by investing activities for the six months ended January 31, 2019 was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $0.3 million for the six months ended January 31, 2020, as compared to $15.0 million provided by financing activities for the six months ended January 31, 2019. Net proceeds during the six months ended January 31, 2019 was primarily attributable to the net proceeds received from the Alpha Holdings offering (see “Sources of Capital” below).

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

We currently estimate our monthly working capital requirements to be approximately $2.5 million, although we may modify or deviate from this estimate and it is likely that our actual operating expenses and working capital requirements will vary from our estimate. Based on these expectations regarding future expenses, rate of consumption, as well as our current cash levels, we believe our cash resources are sufficient to meet our anticipated needs for more than the 12 months following the issuance of this quarterly report. We will continue to assess our cash resources and anticipated needs on a quarterly basis.

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

CGP and Sirtex

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex” and, together with CGP, the “Buyers”). On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30 million. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million.

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

Australia Research and Development Tax Credit

Our Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41% credit for qualifying research and development expenses. The tax credit does not depend on our generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses in the Company’s condensed consolidated statements of operations.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Principal Accounting Officer (our interim principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2020. Based on such evaluation, our President and Chief Executive Officer and our Principal Accounting Officer concluded that, as of January 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In January 2020, our Chief Financial Officer (“CFO”) and Chief Operating Officer (“COO”) resigned. The resignation of our CFO/COO did not have an impact on our internal controls over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, except as noted below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2019, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities in China or other affected regions around the world or lead to social, economic, political or labor instability in the affected areas may impact our, our suppliers’ or our customers’ operations.

Global epidemics, such as the coronavirus, could also negatively affect the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operations and financial condition. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From November 1, 2019 to January 2, 2020, we issued a total of 45,000 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $2.05 per share for services rendered.

On January 2, 2020 we issued 13,812 shares of our common stock to a third-party firm pursuant to a consulting agreement at a market price of $1.81 per share for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited, (incorporated by refence to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.2	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: March 13, 2020

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller
(Interim Principal Financial Officer)

Dated: March 13, 2020

