Form 10-Q
period 2020-04-30
ONCOSEC MEDICAL Inc
filed 2020-06-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 23,031,866 as of June 12, 2020.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	April 30, 2020	July 31, 2019
	(unaudited)
Assets
Current assets
Cash and cash equivalents	$30,078,144	$25,147,780
Prepaid expenses and other current assets	1,737,209	3,359,556
Total Current Assets	31,815,353	28,507,336
Property and equipment, net	865,211	1,031,129
Operating right-of-use asset	6,156,939	-
Other long-term assets	301,907	353,547
Total Assets	$39,139,410	$29,892,012

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,041,533	$4,217,017
Accrued compensation related	866,209	676,223
Operating lease liabilities	509,828	-
Current portion of note payable	278,245	83,760
Total Current Liabilities	10,695,815	4,977,000
Operating lease liability, net of current portion	6,065,238	-
Note payable, net of current portion	674,499	-
Other long-term liabilities	-	635,913
Total Liabilities	17,435,552	5,612,913

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 26,000,000 and 16,000,000 common shares with a par value of $0.0001 as of April 30, 2020 and July 31, 2019, respectively, common stock issued and outstanding — 22,771,571 and 10,633,043 common shares as of April 30, 2020 and July 31, 2019, respectively	2,277	1,063
Additional paid-in capital	213,302,225	177,656,149
Warrants issued and outstanding – 3,114,288 and 3,631,953 warrants as of April 30, 2020 and July 31, 2019, respectively	5,708,127	10,809,724
Accumulated other comprehensive income	330,792	169,037
Accumulated deficit	(197,639,563)	(164,356,874)
Total Stockholders’ Equity	21,703,858	24,279,099
Total Liabilities and Stockholders’ Equity	$39,139,410	$29,892,012

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Revenue	$-	$-	$-	$-
Expenses:
Research and development	6,103,163	4,222,193	17,586,220	13,708,168
General and administrative	3,731,517	2,691,796	15,617,958	9,189,293
Loss from operations	(9,834,680)	(6,913,989)	(33,204,178)	(22,897,461)
Other income, net	54,908	113,360	182,019	333,665
Interest expense	-	(987)	(1,070)	(987)
Foreign currency exchange (loss) gain, net	(108,409)	(77,965)	(257,010)	(185,967)
Realized loss on sale of securities, net	-	-	-	(12,134)
Loss before income taxes	(9,888,181)	(6,879,581)	(33,280,239)	(22,762,884)
Provision for income taxes	-	3,520	2,450	10,860
Net loss	$(9,888,181)	$(6,883,101)	$(33,282,689)	$(22,773,744)
Basic and diluted net loss per common share	$(0.45)	$(1.03)	$(2.31)	$(3.71)
Weighted average shares used in computing basic and diluted net loss per common share	21,953,087	6,664,863 *	14,383,027	6,146,676 *

*On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2020	April 30, 2019	April 30, 2020	April 30, 2019
Net Loss	$(9,888,181)	$(6,883,101)	$(33,282,689)	$(22,773,744)
Foreign currency translation adjustments	79,271	62,817	161,755	124,675
Comprehensive Loss	$(9,808,910)	$(6,820,284)	$(33,120,934)	$(22,649,069)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,521	$(187,751,382)	$3,174,931
Stock-based compensation expense	6,542	1	272,712	—	—	—	—	272,713
Tax withholdings paid on equity awards	—	—	(5,394)	—	—	—	—	(5,394)
Tax shares sold to pay for tax withholdings on equity awards	—	—	5,820	—	—	—	—	5,820
Private placement in February 2020, net of issuance costs of $1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	12,500	1	19,375	—	—	—	—	19,376
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	79,271	(9,888,181)	(9,808,910)
Balance, April 30, 2020	22,771,571	$2,277	$213,302,225	3,114,288	$5,708,127	$330,792	$(197,639,563)	$21,703,858

Nine Months Ended April 30, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	28,688	3	2,213,173	—	—	—	—	2,213,176
Tax withholdings paid on equity awards	—	—	(21,070)	—	—	—	—	(21,070)
Tax shares sold to pay for tax withholdings on equity awards	—	—	21,416	—	—	—	—	21,416
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Private placement in February 2020, net of issuance costs of $1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	106,999	11	486,138	—	—	—	—	486,149
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	161,755	(33,282,689)	(33,120,934)
Balance, April 30, 2020	22,771,571	$2,277	$213,302,225	3,114,288	$5,708,127	$330,792	$(197,639,563)	$21,703,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2019*

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 31, 2019	6,462,135	$646	$163,422,900	892,890	$11,171,166	$45,834	$(149,971,464)	$24,669,082
Stock-based compensation expense	22,948	2	684,236	—	—	—	—	684,238
Tax withholdings paid on equity awards	—	—	(35,788)	—	—	—	—	(35,788)
Tax shares sold to pay for tax withholdings on equity awards	—	—	28,496	—	—	—	—	28,496
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Common stock issued for services	15,300	2	211,894	—	—	—	—	211,896
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	62,817	(6,883,101)	(6,820,284)
Balance, April 30, 2019	7,111,258	$711	$166,751,031	892,890	$11,171,166	$108,651	$(156,854,565)	$21,176,994

* On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

Nine Months Ended April 30, 2019*

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2018	5,351,162	$535	$145,749,189	895,805	$11,271,327	$(16,024)	$(134,080,821)	$22,924,206
Exercise of common stock options	43,029	4	566,131	—	—	—	—	566,135
Common stock issued for employee stock purchase plan	2,635	—	23,390	—	—	—	—	23,390
Stock-based compensation expense	38,058	4	2,988,345	—	—	—	—	2,988,349
Tax withholdings paid on equity awards	—	—	(86,430)	—	—	—	—	(86,430)
Tax shares sold to pay for tax withholdings on equity awards	—	—	68,739	—	—	—	—	68,739
Tax withholdings paid related to net share settlement of equity awards	—	—	(32,505)	—	—	—	—	(32,505)
Public offering in October 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Public offering in December 2018, net of issuance costs of $304,916	466,666	47	6,695,038	—	—	—	—	6,695,085
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Cancellation of expired warrants	—		100,161	(2,915)	(100,161)	—	—	—
Common stock issued for services	48,000	5	657,499	—	—	—	—	657,504
Modification of equity award	17,500	2	135,423					135,425
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss and comprehensive loss	—	—	—	—	—	124,675	(22,773,744)	(22,649,069)
Balance, April 30, 2019	7,111,258	$711	$166,751,031	892,890	$11,171,166	$108,651	$(156,854,565)	$21,176,994

* On May 20, 2019, the Company effected a 1 for 10 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2020	April 30, 2019
Operating activities
Net loss	$(33,282,689)	$(22,773,744)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	165,918	183,435
Amortization of right-of-use asset	564,939	-
Amortization of discount on investments	-	(50,419)
Stock-based compensation	2,213,176	2,988,349
Common stock issued for services	486,149	657,504
Modification of equity award	-	135,425
Foreign currency exchange loss, net	257,010	185,967
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,558,703	(427,217)
Other long-term assets	42,482	(8,538)
Accounts payable and accrued liabilities	4,788,547	(1,072,096)
Accrued compensation related	189,986	(9,670)
Operating lease liabilities	(767,541)	-
Other long-term liabilities	-	(720,237)
Net cash used in operating activities	(23,783,320)	(20,911,241)
Investing activities
Purchases of property and equipment	-	(9,882)
Maturity of investment securities	-	16,236,000
Sale of investment securities	-	5,977,794
Net cash provided by investing activities	-	22,203,912
Financing activities
Proceeds from issuance of common stock through ESPP	4,744	23,390
Proceeds from issuance of common stock and/or warrants	30,000,000	17,519,930
Payment of financing and offering costs	(1,903,711)	(844,274)
Cash paid for stock options cancellation	(25,819)	-
Cash paid for repurchase of warrants	(178,225)	-
Proceeds from exercise of options	-	566,135
Proceeds from note payable	952,744	-
Principal payments on note payable	(83,760)	(20,218)
Tax withholdings paid on equity awards	(21,070)	(86,430)
Tax withholdings paid related to net share settlement of equity awards	-	(32,505)
Tax shares sold to pay for tax withholdings on equity awards	21,416	68,739
Net cash provided by financing activities	28,766,319	17,194,767
Effect of exchange rate changes on cash and cash equivalents	(52,635)	(33,406)
Net increase (decrease) in cash and cash equivalents	4,930,364	18,454,032
Cash and cash equivalents, at beginning of period	25,147,780	3,803,627
Cash and cash equivalents, at end of period	$30,078,144	$22,257,659

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$1,624	$987
Income taxes	$2,450	$1,700
Noncash investing and financing transactions:
Expiration of warrants	$2,465,396	$100,161
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,288,981	-
Amounts accrued for offering costs	$50,967	$114,406
Note issued for insurance premium	$-	$185,990

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

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and is expected to complete enrollment in 2020.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with late-stage pretreated inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 enrollment is complete, and the Company provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. In June 2020, the Company amended the clinical trial collaboration and supply agreement with Merck to expand KEYNOTE-890 into earlier first-line treatment to investigate the combination therapy of TAVO™ (in combination with Merck’s KEYTRUDA® and chemotherapy in patients with inoperable locally advanced or metastatic triple negative breast cancer (TNBC). The study will be added as a second cohort (Cohort 2) to KEYNOTE-890, previously only in late-stage pretreated inoperable locally advanced or metastatic TNBC patients.

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

In June 2019, the Company entered into a Sponsored Research Agreement with Dana-Farber Cancer Institute (“DFCI”) and The Marasco Laboratory, to develop CAR T-cell therapies for triple-negative breast cancer and ovarian cancer. In May 2020, the Sponsored Research Agreement was terminated, and, at this time, the Company does not intend to further pursue CAR T-cell therapies for triple-negative breast cancer and ovarian cancer.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2020 and 2019, and the condensed consolidated statements of cash flows for the nine months ended April 30, 2020 and 2019, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended April 30, 2020 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2020, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2019, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2019, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 27, 2019. The condensed consolidated balance sheet at July 31, 2019 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of April 30, 2020 and July 31, 2019.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of April 30, 2020, and July 31, 2019, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Nine Months Ended April 30, 2020	For the Three and Nine Months Ended April 30, 2019
Stock options	15,000	915,278
Restricted stock units	41,456	88,114
Warrants	3,114,288	892,890
Total	3,170,744	1,896,282

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

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. The effects of the 2017 Tax Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and nine months ended April 30, 2020 and 2019.

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2020. Other than the proceeds from the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and nine months ended April 30, 2020.

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

Note 3— Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $197.6 million as of April 30, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of April 30, 2020, the Company had cash and cash equivalents of $30.1 million, which consisted of cash of $4.1 million and cash equivalents of $26.0 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.2 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

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

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2020	July 31, 2019
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,125,789)	(959,871)
Total	$865,211	$1,031,129

Depreciation and amortization expense recorded for the three and nine months ended April 30, 2020 was approximately $54,000 and $166,000, respectively. Depreciation and amortization expense recorded for the three and nine months ended April 30, 2019 was approximately $61,000 and $183,000, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2020	July 31, 2019
Research and development costs	$2,814,868	$2,380,215
Professional services fees	6,124,971	1,702,886
Other	101,694	133,916
Total	$9,041,533	$4,217,017

Accrued Compensation and Related

Accrued compensation is comprised of the following:

	April 30, 2020	July 31, 2019
Separation costs	$5,117	$495,004
Accrued payroll	852,302	181,219
401K payable	8,790	-
Total	$866,209	$676,223

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	April 30, 2020	July 31, 2019
Deferred rent	$-	$635,913
Total	$-	$635,913

Note 5—Note Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.25% per annum, to partially fund the payment of the premium of the Company’s D&O insurance. The agreement required the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At April 30, 2020, the outstanding balance related to this finance agreement was paid in full.

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement. The outstanding principal balance on the loan as of April 30, 2020 was $952,744.

Pursuant to the terms of the CARES Act and any implementing rules and regulations, the Company may apply for the Loan to be forgiven by the SBA in whole or in part beginning no sooner than seven weeks from the date of initial disbursement. The Company intends to use the proceeds for purposes consistent with the PPP. While the Company currently believes that its use of the Loan proceeds will meet the conditions for forgiveness of the Loan, the Company cannot assure that it will be eligible for forgiveness of the Loan, in whole or in part. Any Loan balance remaining following forgiveness by the SBA will be fully re-amortized over the remaining term of the Loan. The entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable on the Maturity Date.

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

On May 29, 2020, the Company filed with the Secretary of State of the State of Nevada an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 26,000,000 shares of common stock, par value $0.0001 per share, to 100,000,000 shares of common stock, par value $0.0001 per share.

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex” and, together with CGP, the “Buyers”). On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30 million. The net proceeds, after deducting offering fees and expenses paid by the Company, were approximately $28.0 million. Upon Closing, CGP and Sirtex owned 43.95% and 8.79%, respectively, of the outstanding shares of common stock of the Company.

Purchase Agreements

The Purchase Agreements include customary covenants that obligate the Company to use commercially reasonable efforts to cause the purchased shares to be approved for listing on The Nasdaq Capital Market, and a contractual anti-dilution mechanism that accounts for the Company’s outstanding options and warrants, as well as other customary covenants. In addition, the Company, CGP, and Sirtex each shall pay their respective fees and expenses in connection with the transactions contemplated by the Purchase Agreements. On the date of the Closing the Company reimbursed legal fees and expenses incurred by each of CGP and Sirtex in an aggregate amount of $600,000, which are part of the offering fees and expenses noted above.

Stockholder Agreements

Concurrently with the execution and delivery of the Purchase Agreements, the Company, CGP, and Sirtex entered into Stockholders Agreements (the “Stockholders Agreements”), to be effective upon the Closing, pursuant to which, among other things, CGP and Sirtex received and exercised the option to nominate a combined total of three (3) members to the Board of Directors, initially at the Closing, and thereafter at every annual meeting of the stockholders of the Company in which directors are generally elected, including at every adjournment or postponement thereof. If either CGP or Sirtex beneficially owns less than 40% of the shares acquired pursuant to the Purchase Agreements, either (as applicable) shall have the right to nominate members to the Board of Directors in proportion with their ownership of the issued and outstanding common stock.

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

First Amendment to the Purchase Agreements and Stockholder Agreement

On November 26, 2019, the Company entered into an amendment (the “First Amendment”) to the Purchase Agreements with CGP and Sirtex and to the Stockholder Agreement with CGP. The First Amendment provided that following the Closing, the Company would, at its next annual meeting of stockholders (instead of at the Special Meeting, as previously required by the Purchase Agreements), seek, among other things, the requisite stockholder approval for the Company to amend its Articles of Incorporation to (i) increase the Company’s authorized shares of common stock by 4,000,000 shares from 26,000,000 shares to 30,000,000 shares and (ii) add the corporate opportunity waiver (described below). In addition, the First Amendment (a) amended the Purchase Agreements to provide that a material breach of the Purchase Agreements shall be deemed to have occurred if the Closing does not occur within 10 business days of the satisfaction of the conditions to the Company’s obligations, including the approval of the Proposed Transactions by the Company’s shareholders and (b) amended the Stockholder Agreement with CGP to provide that rescission of the corporate opportunity waiver is subject to the enhanced voting requirements described below.

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

On May 29, 2020, the Company’s shareholders approved amendments to its Articles of Incorporation to, among other things, increase the Company’s authorized shares of common stock by 74,000,000 shares from 26,000,000 to 100,000,000 shares and to include a waiver of the duty of certain directors to present corporate opportunities to the Company.

Aspire Capital

On March 29, 2019, the Company entered into a common stock purchase agreement (the “Purchase Agreement”) with Aspire Capital Fund, LLC, (“Aspire Capital”) pursuant to which the Company agreed to issue and sell to Aspire Capital shares of its common stock equal to an aggregate amount of up to $20.0 million at the Company’s request from time to time during a 30-month period. The Company had filed with the Securities and Exchange Commission a prospectus supplement to the Company’s effective shelf registration statement on Form S-3 registering all the shares of common stock that may be offered to Aspire Capital from time to time. In consideration for entering into the Purchase Agreement the Company issued to Aspire Capital 120,201 shares of the Company’s common stock which represented 3% of the aggregate commitment.

Under the Purchase Agreement, on any trading day selected by the Company, the Company had the right, in its sole discretion, to present Aspire Capital with a purchase notice, directing Aspire Capital to purchase up to 30,000 shares of the Company’s common stock per business day, up to $20.0 million of the Company’s common stock in the aggregate at a per share price equal to the lesser of:

●	the lowest sale price of the Company’s common stock on the purchase date; or

●	the arithmetic average of the three (3) lowest closing sale prices for the Company’s common stock during the ten (10) consecutive trading days ending on the trading day immediately preceding the purchase date

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

On December 6, 2018, the Company received total proceeds, before expenses, of $7.0 million in cash from the offering and issued Alpha Holdings 466,666 shares of common stock. There were no underwriting or placement agent fees associated with the offering.

Common Stock Option Exercise

During the nine months ended April 30, 2019, shares of common stock issued related to option exercises totaled 43,029. The Company realized proceeds of $0.6 million from the stock option exercises.

Outstanding Warrants

During the nine months ended April 30, 2020, the Company repurchased an aggregate of 266,098 warrants from certain warrant holders for an aggregate of approximately $0.2 million. The repurchase price was paid in cash, and upon repurchase, all the warrants were cancelled and of no further force and effect.

At April 30, 2020, the Company had outstanding warrants to purchase 3,114,288 shares of its common stock, with exercise prices ranging from $3.45 to $43.75, all of which were classified as equity instruments. These warrants expire at various dates between November 2020 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 shares for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of April 30, 2020, there were an aggregate of 1,050,000 shares of the Company’s common stock authorized for issuance under the 2011 Plan. The 2011 Plan allows for an annual fiscal year per individual grant of up to 50,000 shares of its common stock. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

On April 14, 2020, the Board approved, subject to and contingent on stockholder approval at the Company’s Annual Meeting, amendments to the 2011 Plan to (i) increase the number of shares authorized under the 2011 Plan by 2,300,000 shares, and (ii) delete the provision in the 2011 Plan that provides for certain annual and automatic increases in the shares of our common stock reserved for issuance thereunder. On May 29, 2020, the Company’s shareholders approved, among other things, the amendments to the 2011 Plan.

Modification of Stock Option Awards

During the nine months ended April 30, 2020, the Company cancelled 878,534 outstanding common stock option awards under the following terms:

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

Stock Options

During the nine months ended April 30, 2020, the Company granted options to purchase 5,050 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $1.89 to $2.21. All options granted during the nine months ended April 30, 2020 were cancelled during the second quarter of fiscal year 2020 as part of the stock option cancellation transaction discussed previously.

During the nine months ended April 30, 2019, the Company granted options to purchase 125,350, 77,500 and 1,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over three years, and have exercise prices ranging from $6.00 to $15.80. The stock options issued to directors have a 10-year term, vest over a period ranging from one to three years and have exercise prices ranging from $5.80 and $8.41. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have an exercise price of $6.25.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Nine Months Ended April 30, 2020	Nine Months Ended April 30, 2019
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	1.35 – 1.70%	2.31 – 3.09%
Volatility	80.93 – 83.66%	72.88 –82.77%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the nine months ended April 30, 2020:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2019	921,572	$12.63
Granted	5,050	$1.98
Forfeited/Cancelled	(911,622)	$12.67
Outstanding – April 30, 2020	15,000	$6.34
Options vested and expected to vest – April 30, 2020	15,000	$6.34
Options Exercisable – April 30, 2020	12,502	$6.29

As of April 30, 2020, the total intrinsic value of options outstanding and exercisable was $0. As of April 30, 2020, the Company has approximately $11,000 in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.50 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1,900 and $1.7 million, respectively, which included approximately $0 and $1.2 million, respectively, related to the cancellation of certain stock option awards. Of the total expense, $0 and $0.8 million, respectively, was recorded to research and development and $1,900 and $0.9 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2020.

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

The weighted-average grant date fair value of stock options granted during the nine months ended April 30, 2020 was $1.35. There were no stock options granted during the three months ended April 30, 2020. The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2019 was $4.00 and $5.70, respectively.

Restricted Stock Units

For the three and nine months ended April 30, 2020, the Company recorded $0.05 million and $0.2 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of April 30, 2020, there were 41,456 restricted stock units (“RSUs”) outstanding. During the nine months ended April 30, 2020, 28,688 RSU’s vested.

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

For the three and nine months ended April 30, 2019, the Company recorded $0.1 million and $0.5 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

Shares Issued to Directors

In April 2020, the Company granted a director 12,500 shares of common stock under the 2011 Plan for services rendered. The shares vested immediately and the closing price of the Company’s common stock on the date of grant was $1.55 per share. The Company recorded compensation expense relating to the share issuance of approximately $19,000 during both the three and nine months ended April 30, 2020.

Shares Issued to Consultants

During the three and nine months ended April 30, 2020, 0 and 94,499 shares of common stock valued at $0 and approximately $0.5 million, respectively, were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of $0 and approximately $0.5 million, respectively, during the three and nine months ended April 30, 2020. During both the three and nine months ended April 30, 2020, the Company recorded share-based compensation expense of approximately $0.2 million relating to 45,000 shares of common stock to be issued as per the terms of a consulting agreement. The common stock share value was based on the date the shares were granted. The shares were issued in May 2020.

During the three and nine months ended April 30, 2019, 15,300 and 48,000 shares of common stock valued at approximately $0.2 million and $0.7 million, respectively, were issued to consultants for services. The common stock was valued based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.2 million and $0.7 million, respectively, during the three and nine months ended April 30, 2019.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees, the seventh offering period under the ESPP ended on July 31, 2019, with 2,053 shares purchased and distributed to employees, and the eighth offering period under the ESPP ended on January 31, 2020, with 2,841 shares purchased and distributed to employees. At April 30, 2020, there were 34,767 shares remaining available for issuance under the ESPP.

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

Approximately $3,800 and $13,200 was recorded as stock-based compensation during the nine months ended April 30, 2020 and 2019, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at April 30, 2020:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	15,000
Common Stock reserved for outstanding restricted stock units	41,456
Common Stock authorized for future grant under the 2011 Plan	767,257
Common Stock reserved for warrant exercises	3,114,288
Commons Stock reserved for future ESPP issuance	34,767
Total common stock reserved for future issuance	3,972,768

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

CGP and Sirtex

License Agreement and Services Agreement

Concurrently with the execution and delivery of the Purchase Agreements, the Company and CGP entered into a License Agreement (the “License Agreement”), which became effective upon the Closing. Pursuant to the License Agreement, the Company, among other things, granted CGP and its affiliates an exclusive, sublicensable, royalty-bearing license to develop, manufacture, commercialize, or otherwise exploit the Company’s current and future products, including TAVO and the VLA in the following territories: China Mainland, Hong Kong, Macau, Taiwan, Armenia, Azerbaijan, Bahrain, Bangladesh, Bhutan, Brunei, Burma, Cambodia, East Timor, Georgia, India, Indonesia, Jordan, Kazakhstan, Kuwait, Kyrgyzstan, Laos, Malaysia, Mongolia, Nepal, Oman, Pakistan, Papua New Guinea, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United Arab Emirates, Uzbekistan and Vietnam (the “Territory”). Under the terms of the License Agreement, CGP will pay the Company up to 20% royalties on the net sales (as defined in the License Agreement) of such products in the Territory during the applicable Royalty Term (as defined in the License Agreement) (such royalties, the “Royalties’).

During the Royalty Term for a Licensed Product and a Region in the Territory, under no circumstances will the Royalties payable to Licensor hereunder in respect of such Licensed Product and such Region for a calendar half be less than ten percent (10%) of Net Sales of such Licensed Product for such Region for such calendar half, provided that such percentage shall be pro-rated if such Royalty Term ends in such calendar half.

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

If either party believes that the other party has materially breached one or more of its material obligations under the Services Agreement, then the non-breaching party may, following a cure period, terminate the Services Agreement upon written notice to the breaching party, subject to other conditions. Sirtex may terminate the Services Agreement in its entirety for any reason or no reason upon prior written notice to the Company. Additionally, the Services Agreement may be terminated upon certain events involving bankruptcy or insolvency.

Registration Rights Agreements

On the date of the Closing, the Company, CGP, and Sirtex entered into Registration Rights Agreements (the “Registration Rights Agreements”), pursuant to which, among other things, CGP and Sirtex will each have the right to deliver to the Company a written notice requiring the Company to prepare and file with the SEC, a registration statement with respect to resales of shares of some or all the common stock of the Company held by CGP and Sirtex. The Registration Rights Agreements do not provide for any cash penalties or additional penalties associated with any delays in registering the securities.

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

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of April 30, 2020.

Supplemental balance sheet information related to leases as of April 30, 2020 was as follows:

Operating Leases:
Operating lease right-of-use assets	$6,156,939

Current portion included in current liabilities	$509,828
Long-term portion included in non-current liabilities	6,065,238
Total operating lease liabilities	$6,575,066

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2020
Operating lease cost	$371,423	$902,194
Total lease expense	$371,423	$902,194

Other information related to leases where the Company is the lessee is as follows:

As of April 30, 2020
Weighted-average remaining lease term	6.3 years

Weighted-average discount rate	10.00%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended April 30, 2020	For the Nine Months Ended April 30, 2020
Cash paid for operating lease liabilities	$360,706	$1,043,192
Total cash flows related to operating lease liabilities	$360,706	$1,043,192

Future minimum lease payments under non-cancellable leases as of April 30, 2020 were as follows:

Years ending July 31,
2020 (Remainder of fiscal year)	$362,975
2021	1,116,946
2022	1,392,265
2023	1,431,473
2024	1,474,552
Thereafter	3,290,696
Total minimum lease payments	9,068,907
Less: Imputed interest	(2,493,841)
Total	$6,575,066

Disclosures related to periods prior to adoption of ASC 842

The future minimum obligations under leases in effect as of July 31, 2019 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Years ending July 31,
2020	$1,356,000
2021	308,000
Total minimum lease payments	$1,664,000

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as an expense in the accompanying condensed consolidated statements of operations and totaled approximately $39,000 and $98,000 for the three and nine months ended April 30, 2020, respectively. The Company’s contributions totaled approximately $7,000 and $52,000 for the three and nine months ended April 30, 2019, respectively.

Note 11—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2019.

On May 29, 2020, the Company issued an aggregate of 1,428,932 stock options to certain individuals, including executive officers, non-executive employees, non-employee directors and consultants. The stock options issued have a ten-year term, vest over a period ranging from one to three years and have an exercise price of $1.56.

On March 11, 2020, the Compensation Committee of the Board of Directors of the Company approved the payment of discretionary bonuses to certain individuals, including our Chief Executive Officer and seven other officers in an aggregate amount equal to $836,250. On May 29, 2020, the Company, using the net shares method, issued an aggregate of 185,003 shares of Company common stock to pay one-half of the discretionary bonuses. The shares will be subject to a six-month holding period requirement. 117,986 shares of Company common stock were withheld at vesting to cover individual tax withholding obligations.

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

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2019 filed with the SEC on October 28, 2019, and as amended (the “Annual Report”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

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

Results of Operations for the Three Months Ended April 30, 2020 Compared to the Three Months Ended April 30, 2019

The unaudited financial data for the three months ended April 30, 2020 and April 30, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2020	April 30, 2019	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	6,103,163	4,222,193	1,880,970	45
General and administrative	3,731,517	2,691,796	1,039,721	39
Loss from operations	(9,834,680)	(6,913,989)	2,920,691	42
Other income, net	54,908	113,360	(58,452)	(52)
Interest expense	-	(987)	(987)	(100)
Foreign currency exchange (loss) gain, net	(108,409)	(77,965)	30,444	39
Loss before income taxes	(9,888,181)	(6,879,581)	3,008,600	44
Provision for income taxes	-	3,520	(3,520)	(100)
Net loss	$(9,888,181)	$(6,883,101)	3,005,080	44

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $1.9 million, from approximately $4.2 million during the three months ended April 30, 2019 to approximately $6.1 million during the three months ended April 30, 2020. This increase was primarily due to the following approximate increases: (i) $1.0 million in clinical trial-related costs to support our various clinical studies and costs for product development (ii) $0.9 million in payroll and related benefits expenses, primarily related to bonuses and (iii) $0.1 million in higher rent expense as a result of the adoption of Accounting Standards Codification (“ASC”) 842 for our operating leases on August 1, 2019. These increases were partially offset by a $0.1 million reduction in stock-based compensation expenses for employees and consultants.

General and Administrative

Our general and administrative expenses increased by approximately $1.0 million, from $2.7 million during the three months ended April 30, 2019, to approximately $3.7 million during the three months ended April 30, 2020. This increase was largely due to the following approximate increases: (i) $0.4 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy; (ii) $0.2 million in proxy costs related to the Company’s special meeting held in February 2020 (iii) $0.5 million in consulting costs, primarily related to business development and public relations and (iv) $0.6 million in payroll and related benefits expenses, primarily related to bonuses . These increases were partially offset by a $0.5 million reduction in stock-based compensation expenses for employees and consultants.

Other Income, Net

Other income, net, stayed consistent at approximately $0.1 million during both the three months ended April 30, 2020 and the three months ended April 30, 2019.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, was consistent at a loss of approximately $0.1 million for both the three months ended April 30, 2020 and 2019.

Results of Operations for the Nine Months Ended April 30, 2020 Compared to the Nine Months Ended April 30, 2019

The unaudited financial data for the nine months ended April 30, 2020 and April 30, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2020	April 30, 2019	$ Change	% Change
Revenue	$-	$-	-	-
Expenses
Research and development	17,586,220	13,708,168	3,878,052	28
General and administrative	15,617,958	9,189,293	6,428,665	70
Loss from operations	(33,204,178)	(22,897,461)	10,306,717	45
Other income, net	182,019	333,665	(151,646)	(45)
Interest expense	(1,070)	(987)	83	8
Foreign currency exchange loss, net	(257,010)	(185,967)	71,043	38
Realized loss on sale of securities, net	-	(12,134)	(12,134)	(100)
Loss before income taxes	(33,280,239)	(22,762,884)	10,517,355	46
Provision for income taxes	2,450	10,860	(8,410)	(77)
Net loss	$(33,282,689)	$(22,773,744)	10,508,945	46

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by $3.9 million, from approximately $13.7 million during the nine months ended April 30, 2019 to approximately $17.6 million during the nine months ended April 30, 2020. This increase was primarily due to the following approximate increases: (i) $3.5 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $0.4 million in higher rent expense as a result of the adoption of ASC 842 for our operating leases on August 1, 2019 and (iii) $0.3 million increase in payroll and related benefits expenses, primarily due to an increase in bonuses for these respective periods. These increases were partially offset by a $0.3 million reduction in stock-based compensation expense for employees and consultants.

General and Administrative

Our general and administrative expenses increased by approximately $6.4 million, from $9.2 million during the nine months ended April 30, 2019, to approximately $15.6 million during the nine months ended April 30, 2020. This increase was largely due to the following approximate increases: (i) $4.9 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy; (ii) $1.2 million in consulting costs, primarily due to business development and public relations (iii) $0.8 million in proxy costs related to the Company’s special meeting held in February 2020 and (iv) $0.5 million increase in payroll and related benefits expenses primarily due to additional headcount and merit increases. These increases were partially offset by a $0.7 million reduction in stock-based compensation expense for employees and consultants. The Company believes a significant portion of its legal costs related to the Alpha Holdings litigation are recoverable and are likely to be recovered. At this point, no amount for insurance recoveries has been recorded.

Other Income, Net

Other income, net, decreased by $0.1 million from $0.3 million for the nine months ended April 30, 2019 to $0.2 million for the nine months ended April 30, 2020. This decrease was primarily due to reduced interest income as a result of lower cash balances as well as a lower return on our investments for these respective periods.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.1 million from $0.2 million for the nine months ended April 30, 2019 to $0.3 million for the nine months ended April 30, 2020. The increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At April 30, 2020	At July 31, 2019
Current assets	$31,815,353	$28,507,336
Current liabilities	10,695,815	4,977,000
Working capital	$21,119,538	$23,530,336

Current Assets

Current assets as of April 30, 2020 increased by $3.3 million to $31.8 million, from $28.5 million as of July 31, 2019. This increase was primarily due to the $28.0 million net proceeds received from the China Grand Pharmaceutical and Healthcare Holdings Limited (“CGP”), and Sirtex Medical US Holdings, Inc. (“Sirtex”) financing transaction. The proceeds from CGP and Sirtex financing were offset by cash used to support our operations during the nine months ended April 30, 2020.

Current Liabilities

Current liabilities as of April 30, 2020 increased by $5.7 million to $10.7 million, from $5.0 million as of July 31, 2019. This increase was primarily due to an increase in accrued expenses related to the Alpha Holdings litigation and contested proxy as well as the addition of operating lease liabilities to the balance sheet as a result of the adoption of ASC 842.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2020 was $23.8 million, as compared to $20.9 million for the nine months ended April 30, 2019. The $2.9 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities, amounts for the Alpha litigation and contested proxy and general working capital requirements.

Cash Provided by Investing Activities

Net cash provided by investing activities for the nine months ended April 30, 2020 was $0, as compared to $22.2 million provided by investing activities for the nine months ended April 30, 2019. Net cash provided by investing activities for the nine months ended April 30, 2019 was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities was $28.8 million for the nine months ended April 30, 2020, as compared to $17.2 million provided by financing activities for the nine months ended April 30, 2019. Net proceeds during the nine months ended April 30, 2020 was primarily attributable to the $28.0 million received from the CGP and Sirtex offering (see “Sources of Capital” below). Net proceeds during the nine months ended April 30, 2019 was primarily attributable to the net proceeds received from the Alpha Holdings offering (see “Sources of Capital” below).

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $197.6 million as of April 30, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements elsewhere in this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of April 30, 2020, the Company had cash and cash equivalents of $30.1 million, which consisted of cash of $4.1 million and cash equivalents of $26.0 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.2 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

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

Sale of New Jersey Net Operating Losses (NOLs)

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2019.

Small Business Administration Loan

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted March 27, 2020. The term of the loan is two years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement.

CGP and Sirtex

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with CGP and its affiliate, Sirtex. On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for an aggregate purchase price of $30 million. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2020. Based on such evaluation, our President and Chief Executive Officer and our Principal Accounting Officer concluded that, as of April 30, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as COVID-19 may materially and adversely affect our business and our financial results.

It is unknown how long these disruptions could continue, were they to occur. Any delay in our clinical trials or in regulatory review resulting from such disruptions could materially affect the development and commercialization of our product candidates.

We currently rely on third parties for certain functions or services in support of our clinical trials and key areas of our operations. These third parties include contract research organizations, medical institutions and clinical investigators, contract manufacturing organizations, suppliers, and external business partners supporting our preparations for commercialization. If these third parties themselves are adversely impacted by restrictions resulting from the COVID-19 pandemic, we will likely experience delays and/or realize additional costs. As a result, our efforts to obtain regulatory approvals for, and to commercialize, our product candidates may be delayed or disrupted.

The COVID-19 pandemic could have a material adverse effect on our clinical development program if the pandemic and associated government control measures continue.

The ongoing COVID-19 pandemic has presented substantial public health challenges and is impacting the global healthcare system, including the conduct of clinical trials in the U.S. and other parts of the world. As a result of the COVID-19 pandemic, we may encounter delays in our clinical trials. The majority of our clinical trials involve patients with cancer or those receiving ongoing treatment who may be at higher risk of infection and are thus more likely to be subject to travel restrictions and self-quarantining. We have made efforts to allow patients currently enrolled in our ongoing clinical trials to continue unimpeded and have continued to allow new patients to enroll in our trials. We remain in close contact with clinical sites and third-party vendors, and have implemented measures to protect the health and safety of patients involved with our trials, and to preserve the integrity of our clinical data.

Further, we may not be able to complete our clinical trials that we initiated more recently and for which we have not yet completed enrollment in the time frame that we had previously planned. In addition, the pandemic may adversely affect our ability to conduct new trials. Some factors from the COVID-19 outbreak that may delay or otherwise adversely affect our clinical trial programs, as well as adversely impact our business generally, include:

●	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical sites, and delays enrolling patients in our clinical trials or increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine, or not otherwise being able to complete study assessments, particularly for older patients with a higher risk of contracting COVID-19;

●	missed study visits or study procedures which could lead to an abundance of protocol deviations that have the potential to interfere with the interpretability of trial results;

●	diversion of healthcare resources away from the conduct of clinical trials to focus on pandemic concerns, including clinical trial investigators and staff;

●	limitations on travel, including limitations on domestic and international travel, and government-imposed quarantines that could interrupt key trial activities, such as clinical trial site initiations and monitoring;

●	interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, or production slowdowns or stoppages; and

●	disruptions and delays caused by potential workplace, laboratory and office closures and an increased reliance on employees working from home across the healthcare system.

To the extent the COVID-19 pandemic results in missed study visits or study procedures in our clinical trials, there could be an abundance of protocol deviations, which could impact the interpretability of the trial results. A significant number of deviations may call into question whether the execution of a clinical trial was consistent with the protocol.

We will continue to monitor the potential impact of COVID-19 on our clinical trial program, however, the full extent to which the COVID-19 pandemic may directly or indirectly impact the progress of our current and planned trials will depend on future developments that are highly uncertain and cannot be accurately predicted.

If we do not qualify for retention or forgiveness of the Paycheck Protection Program loan, our financial condition may be adversely affected.

On April 27, 2020, we entered into a loan agreement with the Banc of California as the lender under the Paycheck Protection Program (the “PPP”) of the CARES Act administered by Small Business Administration (the “SBA”), and subsequently received a loan in the amount of $952,744 (the “PPP Loan”) to help sustain our employee payroll costs, rent, and utilities due to the severe impact of the recent COVID-19 pandemic. We made good faith certifications of our necessity for the PPP Loan, and believe that we are in full compliance with the terms and conditions outlined in the CARES Act. However, as a consequence of post-PPP Loan rulemaking by the SBA, shifting regulatory guidance and/or other factors, we may be required to return the PPP Loan before its expected maturity date. In addition, we hope to obtain forgiveness of all or a portion of the PPP Loan, as allowed under the CARES Act. As there is still substantial uncertainty about PPP forgiveness qualifications, we make no representations that we will qualify for forgiveness of all or part of the PPP Loan. Due to the incomplete and changing regulations around the PPP, new pronouncements may also change our current compliance status under the law, and any potential allowable forgiveness of the PPP Loan amount.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

3.1	Amended and Restated Bylaws of OncoSec Medical Incorporated (incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on February 10, 2020).

4.1	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on February 10, 2020).

4.2	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on February 10, 2020).

10.1	First Amendment to the Executive Employment Agreement entered into between the Company and Daniel J. O’Connor, dated November 7, 2017, as filed with the Securities and Exchange Commission on November 9, 2017, as Exhibit 10.1 on Form 8-K, executed on April 15, 2020 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 20, 2020).

10.2	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: June 12, 2020

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller
(Interim Principal Financial Officer)

Dated: June 12, 2020

