Form 10-K
period 2020-07-31
ONCOSEC MEDICAL Inc
filed 2020-10-28
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2020

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

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $17,729,615, computed by reference to the price at which the registrant’s common stock was last sold on such date, as reported by the Nasdaq Capital Market. Shares of common stock held by the registrant’s officers and directors and holders of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.

As of October 28, 2020, there were 27,688,354 outstanding shares of the Company’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement for the 2020 Annual Meeting of Stockholders, which is expected to be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the registrant’s fiscal year ended July 31, 2020, are incorporated by reference in Part III of this Annual Report on Form 10-K to the extent stated herein.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

●	the ability to achieve the clinical and operational objectives set by management and the board;

●	our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, or FDA, or comparable foreign regulatory agency for one or more Biologics License Applications, or BLAs, or New Drug Applications, or NDAs;

●	our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

●	our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

●	our ability to obtain and maintain adequate reimbursement for our products;

●	our ability to obtain the desired labeling of our products under any regulatory approval we might receive;

●	our plans to develop and commercialize our products;

●	the successful development and implementation of sales and marketing campaigns;

●	the loss of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash and investments;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	our ability to maintain license agreements for our licensed product candidates;

●	the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

●	the ability of our product candidates to successfully perform and advance in clinical trials;

●	our continued compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for initiation and conduct of clinical trials;

●	our ability to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

●	the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

●	our ability to successfully implement our strategy.

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

* * * * *

Unless the context indicates otherwise, all references to OncoSec, our Company, we, us and our in this report refer to OncoSec Medical Incorporated and its subsidiary.

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

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Our core technology platform ImmunoPulse®is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (OMS) Electroporation Device” or “OMS EP Device”). The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP Device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO in combination with Merck & Co., Inc. (“Merck”) KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

Our KEYNOTE-695 study targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and we plan to complete or nearly complete enrollment in the second half of 2020. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, we entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890 study, Cohort 1 is currently treating patients. We completed enrollment in fourth quarter 2019 and provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In June 2020, we amended our second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (“mTNBC”). This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to the manufacture and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890, Cohort 2 study is currently expected to begin enrolling patients towards the end of calendar year 2020 or the beginning of calendar year 2021. We expect to complete enrollment within fifteen months and provide interim preliminary data from this study at a future medical conference. The study is a Phase 2 open-label, single arm, multicenter study in the United States and Australia.

In August 2020, we commenced an Investigator-Initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This Investigator-Initiated Phase 2 study has been designed to evaluate whether the addition of TAVO can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study is currently enrolling and expected to complete enrollment within eighteen months. In April 2020, we announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of OncoSec’s existing product candidate, TAVO™ (interleukin-12 or “IL-12” plasmid), in combination with an immunogenic component of the SARS-CoV-2 virus recently developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) and licensed to OncoSec on a non-exclusive basis.

Providence investigators have filed an Investigator-Initiated Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) and have designed a clinical trial protocol that will evaluate the vaccination of healthy adult volunteers utilizing CORVax12 and an investigational low voltage generator technology if the FDA approves the IND. The trial will also include extensive immune monitoring.

OncoSec will supply TAVO and the low voltage electroporation device to Providence as part of this effort and does not anticipate any additional capital commitment at this time. Additionally, OncoSec will contribute manufacturing, preclinical, and prior clinical information and data for TAVO, along with manufacturing data with respect to the generator, to support the FDA’s allowance of the IND. Providence will hold the IND, if approved by FDA, and perform the preclinical and clinical development work. The anticipated work and clinical trials outlined above are subject to FDA allowance of the Investigator-Initiated IND filed by Providence.

In May 2019, we commenced an Investigator-Initiated Phase 1 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with SCCHN and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients and is expected to complete enrollment within eighteen months.

We intend to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, we are also developing our next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with low voltage EP generators, including but not limited to our proprietary APOLLOTM EP generator to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology (“SIR”), where it presented preclinical data on both the VLA and APOLLO generator. The poster at SIO was awarded “Best Technology Scientific Abstract”. Additionally, we have successfully completed several large animal studies and aim to use the VLA in our clinical trials in the second half of 2021. By using our next-generation technology with the VLA, our goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand our pipeline. We believe that the flexibility of our propriety plasmid-DNA technology allows us to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In June 2020, the Company had two poster presentations at the 2020 America Association for Cancer Research (“AACR”) where it presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and have made it available under Australia’s Special Access Scheme (“SAS”) as of early 2020. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Cancer Immunotherapy Treatments: Background

Many traditional modalities for treating cancer have limited clinical efficacy and are frequently associated with significant negative side effects. Immunotherapy, which has received significant attention in recent years, focuses on modulating the immune system to treat cancer rather than directly killing the cancer cells. Systemic delivery of immune-modulating proteins, such as interleukin-2, interleukin-10, interleukin-12 or IL-2, IL-10 and IL-12, has shown early indications of efficacy, but with significant mechanism-based toxicity.

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

There is a significant unmet medical need for patients who may not respond well to these therapies on their own. In particular, for patients who have “cold” tumors and would be unlikely to respond to an immune checkpoint therapy alone, our focus is to develop a therapeutic that has the ability to directly modulate the microenvironment of the tumor by stimulating a local immune reaction through the intratumoral delivery of IL-12 or other immune-modulating molecules. This immune cascade allows anti-tumor immune cells to infiltrate the lesion, turning the tumor “hot” and ultimately generates a productive systemic immune response. In doing so, we believe intratumoral delivery of immune-modulating molecules, such as IL-12, provides a strong biological rationale for treatment in combination with immune checkpoint inhibitors, such as anti-PD-1 or anti-CTLA-4.

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

KEYNOTE-695 Study (ongoing)

The KEYNOTE-695 study is a Phase 2b, open-label, single-arm, multi-center study of TAVO in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with histological diagnosis of melanoma with progressive locally advanced or metastatic disease defined as stage III/IV. KEYNOTE-695 study is evaluating approximately 100 patients and is currently enrolling and treating patients in the United States, Canada, and Australia across approximately 30 sites, and we plan to treat patients in Europe.

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

We previously provided preliminary data updates at The Society for Immunotherapy of Cancer (“SITC”) Annual Meeting in November of 2018, at our Business Outlook in February 2019, and at several Company investor presentations in 2019 and 2020, which were made publicly available on the Company’s website. Further, interim data regarding the investigator assessment of tumor responses for over 50 patients from this trial is planned to be presented at the Society for Cancer Immunotherapy (SITC) on and during the week of November 9, 2020. We plan to complete or nearly complete enrollment in the KEYNOTE-695 study in the second half of 2020. We are working on the commercial version of the OMS Electroporation Device currently being used in this trial so that it complies with current regulatory standards, a prerequisite for FDA clearance. We anticipate using this version of the OMS Electroporation Device in this study in an expansion cohort of approximately 25 patients to enable our plan to file for accelerated approval. We are currently seeking FDA concurrence to use this updated version in the ongoing trial. Lastly, based on the outcome of the study and feedback from FDA, we plan to file for accelerated approval with the FDA for this patient population in late 2021 / early 2022.

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

Initial data were presented in February 2017 at ASCO-SITC and the trial stopped enrolling patients in September 2017, allowing the Company to progress on KEYNOTE-695. The final data was selected for prominence at SITC 2017 and was presented during the oral poster session. The overall response rate in the 22-patient population was 43% by RECIST v1.1. at week 24 (best overall response rate was 50% by clinical assessment), with one Grade-3 adverse event of cellulitis that resolved with antibiotics. Based on these results, we believe the combination of TAVO and KEYTRUDA® demonstrated efficacy in this low TIL metastatic melanoma patient population and was well-tolerated. Further, long-term follow up has shown responses with significant durability, with all patients who experienced a response remaining in responding status. To date only one patient has required additional surgery to maintain remission. Data from this study was published in the Clinical Cancer Research journal in May 2020.

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

In order to continue to acquire clinical and immune correlational data on melanoma patients treated with TAVO, the protocol of the OMS-I100 study was amended in February 2014 to enroll up to an additional 30 patients. Enrollment in OMS-I100 Addendum was completed in March 2016. The study is now completed and the Company presented final data at the Melanoma Bridge Conference held on November 29 – December 1, 2018. The data was selected for an oral presentation and included new data demonstrating that local treatment with TAVO alone led to whole-body immune responses associated with regression of untreated lesions in almost half of the 50 patients treated on the study. Final data from this study was published in the Annals of Oncology in March 2020.

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

PHASE 2 INVESTIGATOR-INITIATED NEOADJUVANT STUDY

In August 2020, we commenced an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO®(nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This investigator-initiated Phase 2 study has been designed to evaluate whether the addition of TAVO can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study is currently enrolling and expected to complete enrollment within eighteen months.

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

KEYNOTE-890 study (ongoing)

KEYNOTE-890 is a Phase 2, open-label, single-arm, multi-center study of TAVO in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with histologically confirmed diagnosis of inoperable locally advanced or metastatic TNBC who have received at least one prior line of approved systemic chemotherapy or immunotherapy.

In collaboration with Merck, we plan to complete treatment in KEYNOTE-890, Cohort 1 in 2020. We also plan to begin enrollment in Cohort 2 in the fourth quarter of calendar year 2020. We previously provided interim data from Cohort 1 in December, 2019 on the first group of patients enrolled from this study at the San Antonio Breast Cancer Symposium (“SABCS”). Based on the outcome of the study and feedback from FDA, we amended the KEYNOTE-890 clinical protocol to include TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (“mTNBC”). The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

OMS-140 (completed)

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

The primary objective of the study is to evaluate the potential of TAVO to promote a pro-inflammatory molecular and histological signature, and the secondary objectives include the evaluation of safety and tolerability, evaluation of local ablation effect (% of necrosis), and description of other evidence of anti-tumor activity. The study has been subsequently amended to capture the post-TAVO treatments and outcomes.

Preliminary data was presented at the SABCS annual meeting in 2018 and enrollment in this trial (n=10) is now complete. The clinical observations from this study prompted the Company to conduct KEYNOTE-890, which is currently underway.

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

DUKE UNIVERSITY

The Company has an ongoing research collaboration with Duke University’s Center for Applied Therapeutics (“Duke University”) to evaluate TAVOPLUS in combination or sequenced with a HER2-plasmid vaccine administered our APOLLO™ EP generator in preclinical studies. The research is led by Herbert Kim Lyerly, M.D., George Barth Geller Professor, Professor of Immunology, Surgery and Pathology at Duke University School of Medicine and a director on our board of directors. We plan to present data from the pre-clinical trials completed in collaboration at SABCS and SITC in 2020.

Other Trials and Studies

In addition to the trials and studies described above, we have also pursued and closed Phase 2 clinical trials in patients with Merkel cell carcinoma and cutaneous T-cell lymphoma, although we do not have any active clinical programs related to these indicators at this time.

In April 2020, we announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of OncoSec’s existing product candidate, TAVO™ (interleukin-12 or “IL-12” plasmid), in combination with an immunogenic component of the SARS-CoV-2 virus recently developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) and non-exclusively licensed to OncoSec on a non-commercial basis.

Providence investigators have filed an Investigator-Initiated Investigational New Drug Application (“IND”) with the United States Food and Drug Administration (“FDA”) and have designed a clinical trial protocol that will evaluate the vaccination of healthy adult volunteers utilizing CORVax12 and an investigational low voltage generator technology if FDA clears the IND. The trial will also include extensive immune monitoring.

OncoSec will supply TAVO and a low voltage electroporation device to Providence as part of this effort and does not anticipate any additional capital commitment at this time. Additionally, OncoSec will contribute manufacturing, preclinical, and prior clinical information and data for TAVO, along with manufacturing data with respect to the generator, to support FDA’s allowance of the Providence IND. Providence will hold the IND, if cleared by FDA, and perform the preclinical and clinical development work. The anticipated work and clinical trials outlined above are subject to FDA allowance of the Investigator-Initiated IND filed by Providence.

Visceral Lesion Applicator

We are developing our next-generation EP device and applicators, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with low voltage EP generators including our new, APOLLOTM EP generator, which optimizes the balance of lower voltage and longer pulse duration to significantly increase DNA-plasmid cellular transfection rates. Moving forward, we see significant opportunity to leverage this innovative technology to secure new partnerships that may allow us to expand our capabilities and drive shareholder value.

Throughout 2019 and 2020, we have successfully completed five large animal studies and aim to bring the VLA into the clinic during 2021. Preclinical data was presented in posters at the 2020 Society for Interventional Oncology (“SIO”) meeting, where it was awarded “Best Technology Scientific Abstract”, and the 2020 Society for Interventional Radiology (“SIR”) meeting.

Emerge Health Pty

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and made it available under Australia’s Special Access Scheme (“SAS”) in early 2020. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Our OMS Electroporation Device

The effectiveness of many drugs and DNA-based therapeutics is dependent upon their crossing the cell membrane. In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to the cell resulted in a temporary and reversible increase in the permeability of the cell membrane, a mechanism known as “electroporation.”

The transient, reversible nature of the electrical permeabilization of cell membranes and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our electroporation facilitated therapeutic approach. Our EP delivery system consists of an electrical generator, a reusable applicator handle and disposable tips. While the extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, research with EP delivery has demonstrated an improvement in cellular uptake of chemical molecules such as chemotherapeutic agents (e.g., bleomycin and cisplatin), and nucleic acids (e.g., DNA and RNA).

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

Our OMS EP devices are designed to create favorable conditions to deliver plasmid DNA encoding immunotherapeutic cytokines directly into cells of the tumor microenvironment. The cytokine-encoding plasmid is first injected into the tumor. A needle-electrode array then delivers the electrical pulses produced in the pulse generator.

Our lead product candidate, TAVO, consists of a plasmid construct encoding the proinflammatory cytokine IL-12 that is injected into the tumor and delivered into the tumor cells through in vivo electroporation using our OMS EP device. We are also researching other DNA-encoded, immunologically-active molecules, with an aim of developing additional immunotherapeutic drugs that, when delivered using our OMS EP device, may be capable of breaking the immune system’s tolerance to cancer.

Commercialization

Strategy

Our primary focus is to continue our clinical development strategy for TAVO, including our planned and ongoing clinical trials discussed under “Clinical Programs” above and potentially other trials we may pursue in the future.

As a part of our commercialization strategy, we also regularly investigate and evaluate potential collaboration opportunities to identify rational combinations with existing and emerging monoclonal antibody therapies and other drugs. For instance, we may seek to collaborate with pharmaceutical or biotechnology companies to provide us with access to complementary technologies and/or greater resources. In addition, we may seek to expand the applications of our technologies through strategic collaborations or other opportunities, such as in-licensing or strategic acquisitions, and we may seek to out-license our intellectual property to other companies to leverage our technologies for applications that we may not choose to internally and independently develop.

Manufacturing and Supply

Currently, we assemble and store certain components of our OMS Electroporation System, which is our proprietary delivery mechanism for our TAVO product candidate, and we utilize the services of qualified contract manufacturers to make the remaining components of this system and for the manufacturing, testing, packaging and storage of our plasmid product candidate for clinical trials or other studies. The manufacture of our systems and product supplies requires significant expertise and capital investment, including the use of advanced manufacturing techniques and process controls. We do not own and have no plans to build our own clinical or commercial Good Manufacturing Practices (“GMP”) manufacturing capabilities for any device, drug substance or drug product. We expect to increase our reliance on third-party manufacturers.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against all other developers of cancer treatments, including other immunotherapy treatments as well as other types of treatments for the cancer indications on which we are focused. In particular, a number of companies, some of which are large, well-established pharmaceutical companies, have development strategies similar to our current focus. These companies could include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies, Checkmate, Immunomedics and Idera Pharmaceuticals. In addition, we also compete with other clinical-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages.

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

Intellectual Property

We believe our success and ability to compete depends in large part on our ability to protect our proprietary rights and technologies, including obtaining and maintaining patent, trademark and trade secret protection of our product candidates and their respective components and underlying technologies, including devices, formulations, manufacturing methods and methods of treatment, and appropriately safeguarding unpatented proprietary rights, including trade secrets and know-how. As of October 2020, we owned 14 issued patents (3 U.S. and 11 foreign) and 58 pending patent applications (18 U.S. and 40 foreign). We are currently prosecuting pending patent applications in various jurisdictions. One of our patent applications in the US, with claims directed to cytokine-based intratumoral immunotherapies in combination with a checkpoint inhibitor, was issued on October 1, 2019. In April 2020, we received a decision to grant for a European patent application with claims directed to an electroporation device having a central probe for administering a therapeutic. Also in April 2020, we received a decision to grant for a European patent application with claims directed to electroporation of TAVO (IL-12)_in combination with a plasmid encoding an immune co-stimulator for use in the treatment of cancer. In addition, we have licensed intellectual property rights that allow us to use certain EP technology to deliver DNA-based cytokines as an immunotherapy, as well as catheter-based delivery devices. From these in-licensed portfolios, we have access to 78 issued U.S. and foreign issued patents (6 from USF, 14 from Gaeta Therapeutics, and 58 from Inovio Pharmaceuticals, Inc. (Inovio)) and 14 U.S. and foreign pending patent applications (2 from USF, 4 from Gaeta Therapeutics, and 8 from Inovio). We expect to continue to file additional patent applications, if and when appropriate, as our research and development efforts continue. The majority of the patents in our portfolio, including owned and in-licensed patents and fundamental patents directed toward our proprietary technology, expire between 2021 and 2040. We have previously obtained patent protection through an asset purchase agreement with Inovio covering our original clinical electroporation device. The primary patents providing protection of this original device have expired. However, the Company has recently filed applications, in 2019 and 2020, on our next generation electroporation devices and applicator handles and our next generation DNA-based cancer immunotherapeutics and will continue to file patent applications this year.

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

United States

General

In the United States, the federal Food, Drug and Cosmetic Act, or FDCA, other state statutes and regulations, many of which are administered and enforced by the FDA, govern or influence, among other things, the research, development, testing, manufacturing, storage, record-keeping, approval, labeling, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, import and export of product candidates such as ours. Under these regulations, we and our contract manufacturers may be subject to periodic inspection of our facilities, quality control and other procedures, and operations and/or the testing of our product candidates during and after the approval process for a product candidate, to confirm compliance with all applicable regulations, including current good manufacturing practices and other applicable requirements.

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

Approval Process

Before any new drug, device or dosage form, including a new use of a previously approved drug or biologic, can be marketed in the United States, FDA approval is required. The process required by the FDA before a product may be marketed in the United States generally involves, among other things:

●	completion of non-clinical testing;

●	completion of chemistry, manufacturing, and control testing, commonly known as CMC;

●	submission to the FDA of an investigational new drug application (“IND”) for human clinical testing, which must be accepted and effective before human clinical trials may begin in the United States;

●	performance of adequate human clinical trials in accordance with good clinical practices to establish the safety and efficacy of the proposed product for each intended use;

●	for a stand-alone medical device, submission to the FDA of a premarket approval application (“PMA”) or 510(k) premarket notification, which the FDA must review and approve; and

●	for a therapeutic, submission to the FDA of a NDA or BLA which the FDA must review and approve.

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

Recent Events

On August 16, 2020, we completed a registered direct offering for the issuance and sale of 4,608,589 shares of our common stock, at an offering price of $3.25 per share. Aggregate gross proceeds from the offering were approximately $15 million, and net proceeds received after deducting placement agent fees and offering expenses were approximately $13.7 million.

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

As of July 31, 2020, we had a total of 46 employees, including 42 full-time employees and four part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

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

ITEM 1A. RISK FACTORS

Investing in our securities involves a high degree of risk. You should carefully consider each of the following risks, together with the other information contained in this report and the other documents we file with the SEC before making any investment decision with respect to our securities. If any of the risks described below materialize, our business, financial condition, prospects and/or operating results could be materially and adversely affected. These factors could cause the trading price of our common stock to decline, and you could lose all or a substantial part of your investment. The risks described below are not the only risks we face. Additional risks and uncertainties not currently known to us may also materially and adversely affect our business operations and financial condition or the price of our common stock.

Risks Related to Our Business

Our majority stockholder may have significant influence over the outcome of matters submitted to our stockholders for approval, which may prevent us from engaging in certain transactions.

As the date hereof, one shareholder owns approximately 43% of the Company’s common stock. As a result, this stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company and any other stockholders.

We have never generated, and may never generate, revenue from our operations.

We have not generated any revenue from our operations since our inception, and we do not anticipate generating meaningful revenue in the near term. During our fiscal year ended July 31, 2020, we incurred a net loss of approximately $42.3 million, and from inception through July 31, 2020, we have incurred an aggregate net loss of approximately $207 million. We will need significant additional funding to continue our operations and pursue our strategic plans, including continued development of our ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our operating expenses will continue to increase as we further our development activities and pursue FDA approval for one or more of our product candidates.

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

Our auditor’s report on our financial statements for the year ended July 31, 2020 includes a going concern paragraph. The Company has never generated any cash from its operations and does not expect to generate such cash in the near term. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

As of July 31, 2020, we had cash and cash equivalents of approximately $20.4 million and, as of that date, we estimated our cash requirements for the following 12 months to be approximately $28 million. We do not generate any cash from our operations.

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

We are a clinical-stage, pre-commercial company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Excluding the SAS program under the Emerge agreement, none of our product candidates are commercially available. Additionally, although we are investigating licensing and partnering opportunities, no such opportunities have been finalized and, even if completed, we do not expect that these potential opportunities would generate any significant near-term revenue. Our operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of TAVO-EP and engaging in other research and development activities, including pre-clinical and other clinical studies of our other product candidates. We have not demonstrated an ability to obtain regulatory approval of a product candidate, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, the revenue-generating potential of our business is unproven and uncertain.

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

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our electroporation technology, including primarily our lead product candidate TAVO. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates, and such regulatory approval and commercialization may never occur. We are working on the commercial version of the OMS Electroporation Device which is currently being used in the KEYNOTE-695 trial so that it complies with current regulatory standards as a prerequisite for FDA clearance. We anticipate using this version of the OMS Electroporation Device in KEYNOTE-695 or in an expansion cohort of approximately 25 patients to enable our plan to file for accelerated approval. We are currently seeking FDA concurrence to use this updated version in the ongoing trial. We anticipate that we will also need to have clinical experience with this device before we seek regulatory approval for our product candidate. If we experience delays in completion of this work or FDA approval in using the modernized OMS Electroporation Device in our ongoing clinical trials, it could delay our clinical programs, necessitate enrolling more patients in our ongoing clinical trials, the commercialization our product candidate and have a material adverse effect on our business, results of operations, financial condition and prospects.

The success of TAVO our OMS Electroporation Devices or any other product candidates based on our electroporation technology will depend on a number of factors, including, among others:

●	our ability to conduct and complete pre-clinical and clinical studies and trials, including the time, costs and uncertainties associated with all aspects of these trials;

●	the data we obtain from pre-clinical and clinical testing of the product candidates, including data demonstrating the required level of safety and efficacy of the product candidates (for example, a key factor in determining whether we are able to successfully develop and commercialize TAVO in melanoma will be the data we obtain from our KEYNOTE-695 study, which is our ongoing study of TAVO in combination with Merck’s approved therapy for melanoma in patients who have shown resistance to or relapse from certain other cancer therapies);

●	the regulatory approval pathway we choose to pursue for our product candidates in the United States of America or any other jurisdiction;

●	our ability to obtain required regulatory approvals for one or more of our product candidates in the United States and in other jurisdictions, and the time required to obtain these approvals, if they are ever obtained;

●	the manufacturing arrangements we are able to establish with third-party manufacturers, both for the manufacture of the product candidates for clinical trial use and for the potential commercial manufacture of products, if and when approved;

●	our ability to build an infrastructure capable of supporting product sales, marketing and distribution of any approved products in territories where we pursue commercialization directly;

●	our ability to establish commercial distribution agreements with third-party distributors for any approved products in territories where we do not pursue commercialization directly;

●	the labeling requirements for any product candidates that are approved, including obtaining sufficiently broad labels that would not unduly restrict our ability to market the product;

●	acceptance of our products, if and when approved, by patients and the medical community;

●	the ability of our products, if and when approved, to effectively compete with other cancer treatments;

●	a continued acceptable safety profile for any product candidates that are approved following such approval;

●	our level of success in obtaining and maintaining patent and trade secret protection and otherwise protecting our rights in our intellectual property portfolio;

●	the levels of coverage and reimbursement we are able to secure for any product candidates that receive regulatory approval;

●	our ability to establish a commercially viable price for our products, if and when approved; and

●	delays or unanticipated costs, including those related to any of the foregoing.

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

Patient enrollment in a clinical trial may be affected by many factors, including:

●	the severity of the disease under investigation;

●	the design of the study protocol;

●	the eligibility criteria for the study;

●	the perceived risks, benefits and convenience of administration of the product candidate being studied;

●	the novel 2019 coronavirus (“COVID-19”);

●	the competitive disease space with many trials for patients to select from; and

●	the proximity and availability of clinical trial sites to prospective patients.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development or clinical activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread to a number of other countries, including the United States. To date, this outbreak has already resulted in extended shutdowns of certain businesses in the Wuhan region and has had ripple effects to businesses around the world. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities in China or other affected regions around the world or lead to social, economic, political or labor instability in the affected areas may impact our suppliers’ or our customers’ operations.

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

Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.

Our operational and financial performance have already been affected by the impact of the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our clinical programs and timelines. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated as a result of a rising surge in COVID-19 cases. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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

The commencement and completion of clinical trials can be delayed or prevented for many reasons, including due to delays or issues related to:

●	obtaining clearance or approval from the FDA or a comparable international regulatory body and other applicable agencies, including the U.S. National Institutes of Health, to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators and trial sites;

●	obtaining institutional review board, or IRB, and institutional biological committee, or IBC, approval to initiate and conduct a clinical trial at a prospective site;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials, which can pose challenges for a variety of reasons, including competition from other clinical trial programs for similar indications, requirements for larger than anticipated patient populations, slower than expected enrollment, or higher than predicted rates of patient drop-out or withdrawal;

●	natural disaster, epidemics, pandemics, political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control;

●	retaining patients who have initiated a clinical trial but who may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death or for any other reason, or who are lost to further follow-up; and

●	identifying and maintaining a sufficient supply of necessary products or product candidates, including those produced by third parties, on commercially reasonable terms.

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

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates in the U.S. will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“PTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation, for example, of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name implies inappropriate promotional claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We entered into a cross-license agreement with Inovio in 2011 for certain electroporation technology, which includes among other things, patents protecting our OMS Electroporation Device. Under the terms of the agreement, Inovio granted us a non-exclusive, worldwide license under certain of its electroporation patents, and in exchange, we granted to Inovio an exclusive license to certain aspects of our technology in a limited field of use. However, with the expiration of patents in 2020, no patents acquired by OncoSec under the agreement and licensed to Inovio remain active.  Although we do not currently rely on the technology covered by the intellectual property licensed from Inovio, our product candidates could in the future utilize this technology.  This license is non-exclusive. As such, Inovio could use the technology to compete with us or other competitors could use the technology that was covered by the intellectual property to compete with us.

We entered into a license agreement with Gaeta Therapuetics in May 2019. Under the license, we obtained exclusive worldwide rights to Gaeta Therapeutics’ broad portfolio of patents and applications covering the combination use of IL-12 protein or DNA and various checkpoint inhibitor therapies, including anti-CTLA-4 and anti-PD-1 compounds, in key global markets. Although we do not currently rely on the intellectual property we have licensed from Gaeta, our product candidates could in the future utilize this intellectual property. The in-licensing of this portfolio provides patent protection on our current clinical methods in certain countries until at least 2032 and also gives us the potential to block others utilizing IL-12 in combination with various checkpoint inhibitors, which may not be part of our current clinical platform.

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

Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after a first filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in patents or pending patent applications that we own or licensed, or that we or our licensors were the first to file for patent protection of such inventions. In the event that a third party has also filed a U.S. patent application relating to our product candidates or a similar invention, depending upon the priority dates claimed by the competing parties, we may have to participate in interference proceedings declared by the PTO to determine priority of invention in the U.S. The costs of these proceedings could be substantial, and it is possible that our efforts to establish priority of invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against all other developers of cancer treatments, including other immunotherapy treatments as well as other types of treatments for the cancer indications on which we are focused. In particular, a number of companies, some of which are large, well-established pharmaceutical companies, have development strategies similar to our current focus. These companies could include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies, Checkmate Pharmaceuticals and Idera Pharmaceuticals. In addition, we also compete with other clinical-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller, less experienced and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages. Furthermore, recent trends in the biotechnology industry are for large drug companies to acquire smaller outfits and consolidate into a smaller number of very large entities, which further concentrates financial, technical, and market strength and increases competitive pressure in the industry.

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

As part of our business strategy, we plan to expand our clinical pipeline and build our portfolio of product candidates through the development, acquisition or licensing of assets or businesses, product candidates or approved products. The process of identifying, planning, negotiating, implementing and integrating an acquisition or license of a new business, product candidate or approved product can be lengthy and complex and can involve numerous difficulties, including difficulties related to:

●	identifying new potential product candidates or promising technologies;

●	competing with other companies for the acquisition or license, including many of our competitors with substantially greater financial, marketing and sales resources;

●	negotiating the terms of the acquisition or license, at which we have relatively little experience;

●	accurately judging the value or worth of a potential acquisition or in-license candidate;

●	paying for an acquisition or license, including the consideration to acquire or license a business, technology or asset (which could include cash and/or issuance of equity or debt securities);

●	acquisition and integration efforts could disrupt our business and divert the time and attention of management and other internal personnel from existing operations;

●	any integration failures could result in the loss or impairment of relationships with employees, consultants, suppliers and other vendors and partners;

●	exposure to unknown or contingent liabilities based on an acquired company’s operations or assets;

●	acquisition and integration efforts and costs could reduce available liquidity and other resources to pursue other acquisitions or strategic transactions;

●	challenges establishing appropriate controls and procedures for any acquisition by us of a private company;

●	failing to recoup our investment of time, capital and other resources into a proposed acquisition or license, as a result of failing to complete the transaction or, for transactions that are completed, failing to realize the anticipated benefits of acquired or licensed business or asset; and

●	challenges developing and commercializing any product candidates or technologies that we are successful in acquiring or licensing, which is subject to all of the risks described throughout these risk factors regarding the development of our current product candidates.

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

The FDCA, the Controlled Substances Act, and other federal statutes and regulations, as well as similar state and foreign statutes and regulations, govern or influence, among other things, the research, development, testing, manufacture, storage, record-keeping, approval, labeling, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, import and export of product candidates such as ours. Under these regulations, we and our contract manufacturers may become subject to periodic inspection of our facilities, quality control and other procedures, and operations and/or product candidate testing by the FDA, DEA and other authorities during and after the approval process for a product candidate, to confirm compliance with all applicable regulations, including current good manufacturing practices and other applicable requirements. Further, even if regulatory approval of a product candidate is obtained, such approval would, in the U.S. at least, impose limitations on the indicated uses for which the product may be marketed, and these limitations could materially limit a product’s market and revenue potential. Additionally, we would be subject to pervasive and continuing regulation by the FDA and/or comparable foreign regulators with respect to any approved product. Moreover, we could be required to conduct potentially costly post-approval studies or surveillance programs to monitor the effect of any approved products, and the FDA and comparable foreign regulators have the authority to stop or limit further marketing of a product or impose more stringent labeling restrictions based on the results of these post-approval tests and programs or in the event of any unexpected or serious health or safety concern regarding any approved product.

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

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect across all member states of the European Economic Area. The new regime increases our obligations with respect to clinical trials conducted in the member states by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, it increases the scrutiny that clinical trial sites located in the member states should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the United States. The regime imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

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

Although we previously owned patents protecting our OMS EP Devices, our primary U.S. and foreign patents providing such protection expired in 2017 and 2018, and the final foreign patents expired in late 2019. As a result, we may have limited ability to enforce these rights against third parties to prevent them from making or selling competing products that rely upon the protected technology, which could harm our competitive position and prospects. In addition to these proprietary rights that expired between 2017 and 2019, we also own or have exclusively licensed certain patents and applications that cover our current clinical methods. These patents will expire between 2024 and 2037. These method patents protect the use of a product for a specified method under certain defined parameters. These types of method patents do not prevent a competitor from making and marketing a product that is identical or similar to the protected product under parameters that are outside the scope of the patented method claims. Moreover, even if competitors do not actively promote such a product for the indications protected by the method patent, physicians could prescribe the products for these methods on an off-label basis. Although such off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to detect, prevent or prosecute. Furthermore, our licensed patents expiring between 2024 and 2032 may not have as broad a scope as our patents that expired between 2017 and 2019, which in turn may limit our remedies against competitors making and marketing a product that is identical or similar to ours.

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

Even if we secure patents that cover our proprietary technology, our efforts to protect our intellectual property rights with patents may prove inadequate. For instance, the breadth of claims in a patent application is often restricted during patent prosecution, resulting in granted claims with a more limited scope than the claims in the original application. Additionally, pending or future patent applications may not result in issued patents. Laws and regulations for the prosecution of patents are continuously evolving, and the U.S. Supreme Court has, in the past several years, revised certain tests regarding both the grant and review of patents that could make it more difficult to obtain issued patents. Also, any patents that are granted could be subject to post-grant proceedings that could limit their scope or enforceability, and claims that are amended during post-grant proceedings may not be broad enough to provide meaningful protection. Moreover, any patents that are issued to us or any future collaborators may be circumvented or invalidated by third-party efforts, may expire before or shortly after obtaining necessary regulatory approvals, or may not provide sufficient proprietary protection or competitive advantage for other reasons. Such challenges could include third-party pre-issuance submissions of prior art to the PTO, or opposition, derivation, reexamination, inter parties review, or post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The cost of these proceedings could be substantial, and it is possible that our efforts to establish priority or validity of the invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Further, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. These risks may be amplified in some foreign jurisdictions, where patent protection may not be as strong or as effective as it is in the United States.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of July 31, 2020, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

On December 22, 2017, legislation commonly referred to as the “Tax Cuts and Jobs Act” was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act made significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduced the top corporate income tax rate to 21% and repealed the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The Company accounted for the identified changes and adjusted the carrying amounts of gross deferred tax assets and corresponding valuation allowance in the year ended July 31, 2018. There was no net impact to the Company’s financial statements as a result. affect us. However, the effect of the Tax Cuts and Jobs Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances.

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

The trading volume and market price of our common stock has experienced, and is likely to continue to experience, significant volatility. This volatility could negatively impact our ability to raise additional capital or utilize equity as consideration in any acquisition transactions we may seek to pursue, and could make it more difficult for existing stockholders to sell their shares of our common stock at a price they consider acceptable or at all. This volatility is caused by a variety of factors, including, among the other risks described in these risk factors:

●	adverse research and development or clinical trial results;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any capital-raising transaction we may pursue;

●	declining working capital to fund operations, or other signs of financial uncertainty;

●	any negative announcement by the FDA or comparable regulatory bodies outside the United States, including that it has denied any request to approve any of our product candidates for commercialization;

●	conducting open-ended clinical trials, which could lead to results (either positive or negative) being available to the public prior to a formal announcement;

●	market assessments of any strategic transaction or collaboration arrangement we may pursue;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock or other securities to new investors pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;

●	significant advances made by competitors that adversely affect our competitive position;

●	the loss of key personnel and the inability to attract and retain additional highly-skilled personnel; and

●	general market and economic conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. healthcare regulatory environment following the results of the 2020 U.S. presidential election.

In addition, the stock market in general, and the market for stock of companies in the life sciences and biotechnology industries in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of specific companies. In addition, in the past, following periods of volatility in the overall market and the market price of a particular company’s securities, securities class action litigation has often been instituted against a company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

The possibility of the economy’s return to recessionary conditions and the possibility of further turmoil or volatility in the financial markets would likely have an adverse effect on our business, financial position, and results of operations.

The economy in the United States and globally has experienced volatility in recent years and may continue to experience such volatility for the foreseeable future. There can be no assurance that economic conditions will not worsen. Unfavorable or uncertain economic conditions can be caused by declines in economic growth, business activity, or investor or business confidence, limitations on the availability or increases in the cost of credit and capital, the timing and impact of changing governmental policies, natural disasters, epidemics / pandemics, such as COVID-19, terrorist attacks, acts of war, or a combination of these or other factors. A worsening of business and economic conditions could have adverse effects on our business, including substantial fluctuations in the market price of our common stock, which could decline below current levels.

If we issue additional equity securities in the future, our existing stockholders would be diluted.

Our articles of incorporation authorize the issuance of up to 100,000,000 shares of our common stock. In addition to capital-raising activities, on which we have historically relied for cash to fund our operations, other possible business and financial uses for our authorized common stock include, among others, stock splits, acquiring other businesses or assets in exchange for shares of our common stock, issuing shares of our common stock to collaborators in connection with strategic alliances, issuing common stock to vendors for services performed, attracting and retaining employees with equity compensation or other transactions and corporate purposes that our Board of Directors deems to be in the best interest of our Company. Additionally, issuances of common stock could be used for anti-takeover purposes or to delay or prevent changes in control or management of our Company. Any future issuances of our common stock may be consummated on terms that are not favorable, may not enhance stockholder value and may adversely affect the trading price of our common stock. Further, any such issuance will reduce the book value per share of our common stock and reduce the proportionate ownership and voting power of our existing stockholders.

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

As of July 31, 2020, we had outstanding (i) options to purchase 1.4 million shares of our common stock, (ii) warrants to purchase 3.1 million shares of our common stock, and (iii) 0.1 million restricted stock units. In addition, as of July 31, 2020, there were approximately 1.6 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and executive office is located in Pennington, New Jersey, where we lease space at 24 N. Main Street, Pennington, New Jersey, pursuant to a lease agreement which expires in 2021. Our Company also has an office located in San Diego, California, where we lease space at 3565 General Atomics Court, Suite 100, San Diego, CA, 92121, pursuant to lease which expires in 2023. Additionally, we entered into a lease assignment agreement for space located at 5820 Nancy Ridge Drive, San Diego, California, 92121 which expires in 2025. We have also entered into lease arrangements for lab space in San Diego, California to support our research and development department.

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

The following table sets forth the range of reported high and low sales prices for our common stock for the fiscal quarters indicated, as reported on the NASDAQ:

	High	Low
Fiscal Year Ended July 31, 2020 *
First Quarter ended October 31, 2019	$2.65	$1.60
Second Quarter ended January 31, 2020	$2.50	$1.70
Third Quarter ended April 30, 2020	$2.54	$1.04
Fourth Quarter ended July 31, 2020	$4.89	$1.51

Fiscal Year Ended July 31, 2019 *
First Quarter ended October 31, 2018	$18.60	$11.70
Second Quarter ended January 31, 2019	$19.60	$5.40
Third Quarter ended April 30, 2019	$8.10	$4.20
Fourth Quarter ended July 31, 2019	$5.90	$2.02

* prices reflect 1:10 reverse stock split effectuated by the Company on May 20, 2019

Holders

As of October 28, 2020, there were 45 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Overview

We are a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Our core technology platform, ImmunoPulse®is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery, devices (the “OncoSec Medical System (OMS) Electroporation Device” or “OMS EP device”. The OMS EP device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

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

Performance Outlook

We expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical programs, including performance of the KEYNOTE-695 and KEYNOTE-890 studies and, to a lesser extent, the continuation of our other clinical trials and studies. We anticipate our spending on clinical programs and the development of our next-generation OMS EP device will continue throughout our current fiscal year, primarily in support of the KEYNOTE-695 and KEYNOTE-890 studies, while our spending on research and development programs will be prioritized, based on our focus on the KEYNOTE-695 and KEYNOTE-890 studies. We expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Results of Operations for the Year Ended July 31, 2020 Compared to the Year Ended July 31, 2019

The financial data for the years ended July 31, 2020 and July 31, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	July 31, 2020	July 31, 2019	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	25,096,817	18,445,199	6,651,618	36
General and administrative	18,312,268	11,971,479	6,340,789	53
Loss from operations	(43,409,085)	(30,416,678)	12,992,407	43
Other income, net	185,052	440,037	(254,985)	(58)
Interest expense	(5,114)	(3,805)	1,309	34
Loss on disposal of property and equipment	-	(703)	(703)	(100)
Foreign currency exchange gain/(loss), net	103,136	(281,473)	(384,609)	(137)
Realized loss on sale of securities, net	-	(12,134)	(12,134)	(100)
Loss before income taxes	(43,126,011)	(30,274,756)	12,851,255	42
Income tax expense (benefit)	(872,585)	1,297	(873,882)	(67,377)
Net loss	$(42,253,426)	$(30,276,053)	$11,977,373	40

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $6.7 million, from $18.4 million during the year ended July 31, 2019 to $25.1 million during the year ended July 31, 2020. This increase was primarily due to the following approximate increases: (i) $5.7 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $0.5 million in higher rent expense as a result of the adoption of ASC 842 for our operating leases on August 1, 2019 and (iii) $0.6 million increase in payroll and related benefits expenses, primarily due to additional headcount and merit increases. These increases were partially offset by a $0.1 million reduction in stock-based compensation expense for employees and consultants.

General and Administrative

Our general and administrative expenses increased by approximately $6.3 million, from $12.0 million during the year ended July 31, 2019, to $18.3 million during the year ended July 31, 2020. This increase was largely due to the following approximate increases: (i) $4.8 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy; (ii) $0.9 million in consulting costs, primarily due to business development and public relations (iii) $0.8 million in proxy costs primarily related to the Company’s special meeting held in February 2020 and (iv) $0.5 million increase in payroll and related benefits expenses primarily due to additional headcount and merit increases. These increases were partially offset by a $0.5 million reduction in stock-based compensation expense for employees and consultants, and $0.2 million in travel and travel related expenses due to COVID-19 restrictions. The Company believes a significant portion of its legal costs related to the Alpha Holdings litigation are recoverable and are likely to be recovered. At this point, no amount for insurance recoveries has been recorded.

Other Income, Net

Other income, net, decreased by approximately $0.2 million from $0.4 million for the year ended July 31, 2019 to $0.2 million for the year ended July 31, 2020. This decrease was primarily due to reduced interest income as a result of lower cash balances as well as a lower return on our investments for these respective periods.

Foreign Currency Exchange Gain/(Loss), Net

Foreign currency exchange gain/(loss), net, increased by approximately $0.4 million from a loss of $(0.3) million for the year ended July 31, 2019 to a gain of $0.1 million for the year ended July 31, 2020. The increase was primarily due to unrealized foreign currency transaction gains and losses recognized in connection with the Australian subsidiary’s intercompany loan.

Income Tax expense (benefit)

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program. The Company incurred minimum tax expense during the period ended July 31, 2019.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At July 31, 2020	At July 31, 2019
Current assets	$22,821,685	$28,507,336
Current liabilities	9,678,030	4,977,000
Working capital	$13,143,655	$23,530,336

Current Assets

Current assets as of July 31, 2020 decreased by $5.7 million to $22.8 million, from $28.5 million as of July 31, 2019. In February 2020, the Company received $28.0 million net proceeds from the China Grand Pharmaceutical and Healthcare Holdings Limited (“CGP”), and Sirtex Medical US Holdings, Inc. (“Sirtex”) financing transaction. The proceeds from CGP and Sirtex financing were offset by cash used to support our operations during the year ended July 31, 2020.

Current Liabilities

Current liabilities as of July 31, 2020 increased by $4.7 million to $9.7 million, from $5.0 million as of July 31, 2019. This increase was primarily due to an increase in accounts payable related to the Alpha Holdings litigation and contested proxy as well as the addition of operating lease liabilities to the balance sheet as a result of the adoption of ASC 842.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the year ended July 31, 2020 was $33.1 million, as compared to $29.0 million for the year ended July 31, 2019. The $4.1 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities, amounts for the Alpha litigation and contested proxy and general working capital requirements.

Cash Provided by Investing Activities

Net cash provided by investing activities for year ended July 31, 2020 was $0, as compared to $23.2 million provided by investing activities for the year ended July 31, 2019. Net cash provided by investing activities for the year ended July 31, 2019 was related to maturities and sales of certain investment securities. We have an investment policy which is administered by management and reviewed by the Board of Directors. We believe our investment policy is conservative and maximizes returns, while minimizes risk, since we rely on the cash to fund operations.

Cash Provided by Financing Activities

Net cash provided by financing activities was $28.4 million for the year ended July 31, 2020, as compared to $27.2 million provided by financing activities for the year ended July 31, 2019. Net proceeds during the year ended July 31, 2020 was primarily attributable to the $28.0 million received from the CGP and Sirtex offering (see “Sources of Capital” below). Net proceeds during the year ended July 31, 2019 was primarily attributable to the net proceeds received from the May 2019 Offering and the Alpha Holdings offering (see “Sources of Capital” below).

Uses of Cash and Cash Requirements

Our primary uses of cash have been to finance clinical and research and development activities focused on the identification and discovery of new potential product candidates, the development of innovative and proprietary medical approaches for the treatment of cancer, and the design and advancement of pre-clinical and clinical trials and studies related to our pipeline of product candidates. We have also used our capital resources on general and administrative activities, including legal fees associated with the Alpha Holdings litigation and building and strengthening our corporate infrastructure, programs and procedures to enable compliance with applicable federal, state and local laws and regulations.

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

Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $207 million as of July 31, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements elsewhere in this Form 10-K. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 13, 2020, the Company had cash and cash equivalents of $25.2 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.3 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

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

Registered Direct Offering

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering. The gross proceeds of the offering were approximately $15.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $13.7 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 8.0% of the gross proceeds of the offering, as well as legal and other expenses equal to $75,000.

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

May 2019 Offering

On May 24, 2019, we completed our offer and sale of an aggregate of 3,492,063 shares of our common stock, together with 3,492,063 accompanying warrants to purchase an aggregate of 2,619,047 shares of our common stock, at a combined purchase price of $3.15 per share of common stock and warrant. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by us, were approximately $10.0 million. In connection with the offering, we paid the placement agent a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 45 days, to purchase up to an additional 523,809 shares of our common stock (the “Option Shares”) and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of our common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024.

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

Australia Research and Development Tax Credit

Our Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 41% credit for qualifying research and development expenses. The tax credit does not depend on our generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses in the Company’s consolidated statements of operations.

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheet. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2020. Based on such evaluation, our President and Chief Executive Officer and Principal Accounting Officer concluded that, as of July 31, 2020, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our President and Chief Executive Officer and Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2020. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2020, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the year ended July 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director independence and other information required by this Item 13 is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 is incorporated herein by reference from our Proxy Statement for our 2020 Annual Meeting of Stockholders.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OncoSec Medical Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OncoSec Medical Incorporated (the “Company”) as of July 31, 2020 and 2019, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases as a result of the adoption of Accounting Standards Codification Topic 842, Leases. Our opinion is not modified with respect to this matter.

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

San Diego, California

October 28, 2020

OncoSec Medical Incorporated

Consolidated Balance Sheets

	July 31, 2020	July 31, 2019
Assets
Current assets
Cash and cash equivalents	$20,354,462	$25,147,780
Prepaid expenses and other current assets	2,467,223	3,359,556
Total Current Assets	22,821,685	28,507,336
Property and equipment, net	814,494	1,031,129
Operating right-of-use assets	5,948,224	-
Other long-term assets	319,058	353,547
Total Assets	$29,903,461	$29,892,012

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$7,923,036	$4,217,017
Accrued compensation related	285,127	676,223
Operating lease liabilities	500,357	-
Notes payable	969,509	83,760
Total Current Liabilities	9,678,029	4,977,000
Operating lease liabilities, net of current portion	5,874,442	-
Notes payable, net of current portion	480,554	-
Other long-term liabilities	-	635,913
Total Liabilities	16,033,025	5,612,913

Commitments and Contingencies (Note 10)

Stockholders’ Equity
Common stock authorized - 100,000,000 and 16,000,000 common shares with a par value of $0.0001 as of July 31, 2020 and July 31, 2019, respectively, common stock issued and outstanding — 23,054,474 and 10,633,043 common shares as of July 31, 2020 and July 31, 2019, respectively	2,305	1,063
Additional paid-in capital	214,789,808	177,656,149
Warrants issued and outstanding – 3,114,288 and 3,631,953 warrants as of July 31, 2020 and July 31, 2019, respectively	5,708,127	10,809,724
Accumulated other comprehensive income (loss)	(19,504)	169,037
Accumulated deficit	(206,610,300)	(164,356,874)
Total Stockholders’ Equity	13,870,436	24,279,099
Total Liabilities and Stockholders’ Equity	$29,903,461	$29,892,012

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Operations

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019
Revenue	$-	$-
Expenses:
Research and development	25,096,817	18,445,199
General and administrative	18,312,268	11,971,479
Loss from operations	(43,409,085)	(30,416,678)
Other income, net	185,052	440,037
Interest expense	(5,114)	(3,805)
Loss on disposal of property and equipment	-	(703)
Foreign currency exchange gain (loss), net	103,136	(281,473)
Realized loss on sale of securities, net	-	(12,134)
Loss before income taxes	(43,126,011)	(30,274,756)
Income tax expense (benefit)	(872,585)	1,297
Net loss	$(42,253,426)	$(30,276,053)
Basic and diluted net loss per common share	$(2.56)	$(4.29)
Weighted average shares used in computing basic and diluted net loss per common share	16,534,551	7,053,279

The accompanying notes are an integral part of these consolidated financial statements.

F-3

OncoSec Medical Incorporated

Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019

Net Loss	$(42,253,426)	$(30,276,053)
Foreign currency translation adjustments	(188,541)	185,061
Comprehensive Loss	$(42,441,967)	$(30,090,992)

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2018	5,351,290	$535	$145,749,189	895,805	$11,271,327	$(16,024)	$(134,080,821)	$22,924,206
Repurchase of fractional shares	(1,456)	—	(567)	—	—	—	—	(567)
Exercise of common stock options	43,029	4	566,131	—	—	—	—	566,135
Common stock issued for employee stock purchase plan	4,688	1	27,290	—	—	—	—	27,291
Stock-based compensation expense	54,755	5	3,364,366	—	—	—	—	3,364,371
Tax withholdings paid on equity awards	—	—	(101,480)	—	—	—	—	(101,480)
Tax shares sold to pay for tax withholdings on equity awards	—	—	83,246	—	—	—	—	83,246
Tax withholdings paid related to net share settlement of equity awards	—	—	(32,505)	—	—	—	—	(32,505)
Private placement on October 8, 2018, net of issuance costs of $573,189	533,333	53	7,446,758	—	—	—	—	7,446,811
Private placement on December 6, 2018, net of issuance costs of $304,916	466,666	47	6,695,038	—	—	—	—	6,695,085
Private placement on May 24, 2019, net of issuance costs of $1,025,655	3,492,063	349	6,377,220	2,797,618	3,599,156	—	—	9,976,725
Private placement, net of issuance costs of $80,575	610,875	61	2,439,293	—	—	—	—	2,439,354
Cancellation of expired warrants	—	—	4,060,759	(61,470)	(4,060,759)	—	—	—
Common stock issued for services	60,300	6	845,988	—	—	—	—	845,994
Modification of equity award	17,500	2	135,423	—	—	—	—	135,425
Net loss and comprehensive loss	—	—	—	—	—	185,061	(30,276,053)	(30,090,992)
Balance, July 31, 2019	10,633,043	1,063	177,656,149	3,631,953	10,809,724	169,037	(164,356,874)	24,279,099
Common stock issued for employee stock purchase plan	4,199	—	7,012	—	—	—	—	7,012
Stock-based compensation expense	220,233	22	3,517,106	—	—	—	—	3,517,128
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Tax withholdings paid on equity awards	—	—	(26,859)	—	—	—	—	(26,859)
Tax shares sold to pay for tax withholdings on equity awards	—	—	26,495	—	—	—	—	26,495
Tax withholdings paid related to net share settlement of equity awards	—	—	(263,100)	—	—	—	—	(263,100)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
February 2020 Financing, net of issuance costs of$1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	196,999	20	931,330	—	—	—	—	931,350
Net loss and comprehensive loss	—	—	—	—	—	(188,541)	(42,253,426)	(42,441,967)
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2020	July 31, 2019
Operating activities
Net loss	$(42,253,426)	$(30,276,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	216,635	243,712
Amortization of right-of-use assets	773,653	-
Loss on disposal of property and equipment	-	703
Amortization of discount on investments	-	(51,481)
Stock-based compensation	3,517,128	3,364,371
Common stock issued for services	931,350	845,994
Modification of equity award	-	135,425
Foreign currency exchange loss, net	(103,136)	281,473
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,470,982	(1,566,415)
Other long-term assets	42,431	(9,035)
Accounts payable and accrued liabilities	3,617,923	(741,444)
Accrued compensation related	(391,096)	(394,521)
Operating lease liabilities	(967,808)	-
Other long-term liabilities	-	(836,714)
Net cash used in operating activities	(33,145,364)	(29,003,985)
Investing activities
Purchases of property and equipment	-	(9,882)
Maturity of investment securities	-	17,236,000
Sale of investment securities	-	5,977,794
Net cash provided by investing activities	-	23,203,912
Financing activities
Proceeds from issuance of common stock through ESPP	7,012	27,291
Proceeds from issuance of common stock and/or warrants	30,000,000	27,897,155
Payment of financing and offering costs	(1,954,678)	(1,159,180)
Cash paid for stock options cancellation	(25,819)	-
Cash paid for repurchase of warrants	(178,225)	-
Proceeds from exercise of options	-	566,135
Proceeds from note payable	952,744	-
Principal payments on note payable	(138,244)	(81,577)
Tax withholdings paid on equity awards	(26,859)	(101,480)
Tax withholdings paid related to net share settlement of equity awards	(263,100)	(32,505)
Tax shares sold to pay for tax withholdings on equity awards	26,495	83,246
Repurchase of fractional shares	-	(567)
Net cash provided by financing activities	28,399,326	27,198,518
Effect of exchange rate changes on cash	(47,280)	(54,292)
Net increase (decrease) in cash and cash equivalents	(4,793,318)	21,344,153
Cash and cash equivalents, at beginning of year	25,147,780	3,803,627
Cash and cash equivalents, at end of year	$20,354,462	$25,147,780

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$3,179	$3,253
Income taxes	$2,450	$1,700
Noncash investing and financing transactions:
Expiration of warrants	$2,465,396	$4,060,759
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$5,288,981	$-
Amounts accrued for offering costs	$-	$200,000
Note issued for insurance premium	$551,803	$185,990

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

The Company is a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Its core technology platform, ImmunoPulse®, is a drug-device therapeutic modality comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (OMS) Electroporation device” or “OMS EP device”. The OMS EP device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s current focus is to pursue our study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma, triple negative breast cancer (“TNBC”).

KEYNOTE-695 targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is currently enrolling and treating patients and we plan to complete enrollment or near complete enrollment in this study in the second half 2020. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 study, Cohort 1 is currently treating patients. The Company completed enrollment in fourth quarter 2019 and provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In June 2020, the Company amended its second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (mTNBC). This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and are responsible for external costs. The KEYNOTE-890, Cohort 2 study is currently expected to begin enrolling patients in Q4 2020/Q1 2021. The Company expects to complete enrollment in within fifteen months and provided interim preliminary data from this study at a future medical conference. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In August 2020, the Company commenced an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO®(nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This investigator-initiated Phase 2 study has been designed to evaluate whether the addition of TAVO can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study is currently enrolling and expected to complete enrollment within eighteen months.

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™ (interleukin-12 or “IL-12” plasmid), in combination with an immunogenic component of the SARS-CoV-2 virus recently developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) and licensed to the Company on a non-exclusive basis.

Providence investigators have filed an Investigator-Initiated Investigational New Drug (IND) Application with the United States Food and Drug Administration (FDA) and have designed a clinical trial protocol that will evaluate the vaccination of healthy adult volunteers utilizing CORVax12 and an investigational low voltage generator technology if FDA clears the IND. The trial will also include extensive immune monitoring.

The Company will supply TAVO and the low voltage electroporation device to Providence as part of this effort and does not anticipate any additional capital commitment at this time. Additionally, the Company will contribute manufacturing, preclinical, and prior clinical information and data for TAVO, along with manufacturing data with respect to the generator, to support FDA’s allowance of the Providence IND. Providence will hold the IND, if cleared by FDA, and perform the preclinical and clinical development work. The anticipated work and clinical trials outlined above are subject to FDA allowance of the Investigator-Initiated IND filed by Providence.

In May 2019, the Company commenced an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center (OMS-131). This study targets patients with SQUAMOUS CELL CARCINOMA HEAD & NECK CANCER (SCCHN) and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients and is expected to complete enrollment within eighteen months.

The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing our next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The VLA has been designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology (“SIR”), where it presented preclinical data on both the VLA and APOLLO generator. The poster at SIO was awarded “Best Technology Scientific Abstract”. Additionally, the Company has successfully completed several large animal studies and aim to bring the VLA into the clinic in 2021. By using the Company’s next-generation technology with the VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s propriety plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In June 2020, the Company had two poster presentations at the 2020 America Association for Cancer Research (“AACR”) where the Company presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

The Company has established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and made it available under Australia’s Special Access Scheme (“SAS”) in early 2020. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of its authorized and outstanding common stock. All share and per share information has been retroactively adjusted to reflect the reverse stock split. The par value was not adjusted as a result of the reverse stock split.

Reclassifications

Certain amounts in the accompanying consolidated statements of cash flows for the year ended July 31, 2019 have been reclassified to conform to the year ended July 31, 2020 presentation, but there was no effect on net loss or total assets for the year ended July 31, 2019.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation, accounting for long-lived assets, determining the Incremental Borrowing Rate (“IBR”) for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of July 31, 2020 and 2019.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of July 31, 2020, and 2019, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	July 31, 2020	July 31, 2019
Stock options	1,442,856	921,572
Restricted stock units	34,914	77,956
Warrants	3,114,288	3,631,953
Total	4,592,058	4,631,481

Subsequent to July 31, 2020, the Company issued shares of common stock that will impact earnings per share in the future. (See Note 13)

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. The Company’s leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. The Company accounts for lease and non-lease components as a single lease component for all its leases.

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

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. The effects of the 2017 Tax Act did not have a significant impact on the Company’s consolidated financial statements during the years ended July 31, 2020 and 2019.

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2020. Other than the proceeds from the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s consolidated financial statements during the year ended July 31, 2020.

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

See Note 11 for the Company’s additional required disclosures under Topic 842.

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

Note 3—Going Concern and Managements Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $207 million as of July 31, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 13, 2020, the Company had cash and cash equivalents of $25.3 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.3 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

Note 4—Investment Securities

The Company did not have any investment securities on its consolidated balance sheets as of July 31, 2020 and 2019.

During the year ended July 31, 2019, the Company sold investments, categorized as held to maturity, with a net carrying amount of $5,989,928 for gross proceeds of $5,977,794 and realized a loss of $12,134. The sale of the securities was suggested by the Company’s investment advisors and the event is isolated. The Company did not sell any investments during the year ended July 31, 2020.

Note 5 – Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	July 31, 2020	July 31, 2019
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,176,506)	(959,871)
Total	$814,494	$1,031,129

Depreciation and amortization expense recorded for the years ended July 31, 2020 and 2019 was approximately $0.2 million and $0.2 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	July 31, 2020	July 31, 2019
Research and development costs	$4,730,347	$2,380,215
Professional services fees	3,097,881	1,702,886
Other	94,808	133,916
Total	$7,923,036	$4,217,017

Accrued Compensation

Accrued compensation is comprised of the following:

	July 31, 2020	July 31, 2019
Separation costs	$-	$495,004
Accrued payroll	279,473	181,219
401K payable	5,654	-
Total	$285,127	$676,223

Other Long-Term Liabilities

Other long-term liabilities are comprised of the following:

	July 31, 2020	July 31, 2019
Deferred rent	$-	$635,913
Total	$-	$635,913

Note 6 – Notes Payable

On March 22, 2019, the Company entered into a finance agreement with First Insurance Funding (“FIF”). Pursuant to the terms of the agreement, FIF loaned the Company the principal amount of $185,990, which would accrue interest at 6.25% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make nine monthly payments of $21,207, including interest starting on April 18, 2019. At July 31, 2020, the outstanding balance related to this finance agreement was paid in full.

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years, with monthly payments due the first day of each month, beginning seven months from the date of initial disbursement, or December 1, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement. The outstanding principal balance on the loan as of July 31, 2020 was $952,744.

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

On June 18, 2020, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $551,803, which would accrue interest at 3.381% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make ten monthly payments of $56,039, including interest starting on July 18, 2020. At July 31, 2020, the outstanding balance related to this finance agreement was $497,319.

Future minimum payments under note payable liabilities as of July 31, 2020 are as follows:

Years ending July 31,
2021	$969,509
2022	480,554
Total	$1,450,063

Note 7—Stockholders’ Equity

Reverse Stock Split

On May 20, 2019, the Company effected a one-for-ten reverse stock split of its authorized and outstanding common stock. Under Nevada law, and in accordance with Nevada Revised Statutes (“NRS”) Section 78.207, the split was approved by the Board of Directors of the Company and shareholder approval was not required. Pursuant to this reverse stock split, the total number of authorized common shares was reduced from 160,000,000 to 16,000,000 shares and the number of common shares outstanding was reduced from 71,216,082 shares to 7,121,594 shares (which reflects adjustments for fractional share settlements). The par value was not adjusted as a result of the reverse stock split. All applicable share and per share information contained in these consolidated financial statements has been retroactively adjusted to reflect the reverse stock split.

Amendment to Articles of Incorporation

On September 6, 2019, the Company filed with the Secretary of State of Nevada an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 16,000,000 shares of common stock, par value $0.0001 per share, to 26,000,000 shares of common stock, par value $0.0001 per share.

On May 29, 2020, the Company filed with the Secretary of State of Nevada an amendment to its Certificate of Incorporation increasing the number of shares of common stock that the Company is authorized to issue from 26,000,000 shares of common stock, par value $0.0001 per share, to 100,000,000 shares of common stock, par value $0.0001 per share.

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex” and, together with CGP, the “Buyers”). On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30 million. The net proceeds, after deducting offering fees and expenses paid by the Company, were approximately $28.0 million. The Company evaluated whether any proceeds received in the Stock Purchase Agreements should be allocated to other agreements entered into at the same time and concluded that there should not be any allocation due to the de minimis value of the other agreements. Upon Closing, CGP and Sirtex owned 43.95% and 8.79%, respectively, of the outstanding shares of common stock of the Company.

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

Stockholders Agreements

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

In addition, CGP and Sirtex will have certain rights of participation in future financings as well as a right of first refusal related to future potential transactions. The Stockholder Agreements implement a 70% supermajority approval by the Board of Directors for certain actions, as well as stockholder consent rights for CGP, all of which are conditioned upon CGP and Sirtex maintaining certain ownership thresholds.

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

On May 29, 2020, the Company’s shareholders approved amendments to its Articles of Incorporation to, among other things, increase the Company’s authorized shares of common stock by 74,000,000 shares from 26,000,000 shares to 100,000,000 shares and include a waiver of the duty of certain directors to present corporate opportunities to the Company.

May 2019 Offering

On May 24, 2019, the Company completed the offer and sale of an aggregate of 3,492,063 shares of its common stock, together with 3,492,063 accompanying warrants to purchase an aggregate of 2,619,047 shares of its common stock, at a combined purchase price of $3.15 per share of common stock and warrant. The warrants have an exercise price of $3.45 per full share, became exercisable on May 24, 2019 and expire on May 24, 2024. The gross proceeds of the offering were approximately $11.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $10.0 million. In connection with the offering, the Company paid the placement agent a cash fee equal to 6.5% of the gross proceeds of the offering, as well as legal and other expenses equal to $90,000. In addition, pursuant to the underwriting agreement, the Company granted the underwriters an option, exercisable for 45 days, to purchase up to an additional 523,809 shares of its common stock (the “Option Shares”) and/or warrants to purchase up to 392,857 shares of common stock (the “Option Warrants”). On May 24, 2019, the underwriters partially exercised their option and purchased 238,095 Option Warrants to purchase an aggregate of 178,571 shares of the Company’s common stock, at a purchase price of $0.01 per warrant before underwriting discounts, or $2,381. The Option Warrants have an exercise price of $3.45 per share, became exercisable on May 24, 2019 and expire on May 24, 2024.

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

Common Stock Option Exercise

During the year ended July 31, 2019, shares of common stock issued related to option exercises totaled 43,029. The Company realized proceeds of $0.6 million from the stock option exercises. There were no stock options exercised during the year ended July 31, 2020.

Outstanding Warrants

During the year ended July 31, 2020, the Company repurchased an aggregate of 266,098 warrants from certain warrant holders for an aggregate of approximately $0.2 million. The repurchase price was paid in cash, and upon repurchase, all the warrants were cancelled and of no further force and effect.

At July 31, 2020, the Company had outstanding warrants to purchase 3,114,288 shares of its common stock, with exercise prices ranging from $3.45 to $43.75, all of which were classified as equity instruments. These warrants expire at various dates between November 2020 and May 2024.

Note 8—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 750,000 shares for issuance thereunder, and includes an automatic increase of the number of shares of common stock reserved thereunder on the first business day of each calendar year by the lesser of: (i) 3% of the shares of the Company’s common stock outstanding as of the last day of the immediately preceding calendar year; (ii) 100,000 shares; or (iii) such lesser number of shares as determined by the Company’s Board of Directors. As of July 31, 2020, there were an aggregate of 3,350,000 shares of the Company’s common stock authorized for issuance under the 2011 Plan. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees, and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

On April 14, 2020, the Board approved, subject to and contingent on stockholder approval at the Company’s Annual Meeting, amendments to the 2011 Plan to (i) increase the number of shares authorized under the 2011 Plan by 2,300,000 shares, and (ii) delete the provision in the 2011 Plan that provides for certain annual and automatic increases in the shares of our common stock reserved for issuance thereunder. On May 29, 2020, the Company’s shareholders approved the amendments to the 2011 Plan.

Modification of Stock Option Awards

During the year ended July 31, 2020, the Company cancelled 878,534 outstanding common stock option awards under the following terms:

●	The Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with certain executive officers, directors and other senior level employees of the Company, pursuant to which such individuals (the “Senior Level Option holder”) agreed to the voluntary surrender and cancellation of certain previously granted stock options (the “Cancelled Options”) to purchase in the aggregate 699,140 shares of the Company’s common stock. Under the terms of the Cancellation Agreements, each Senior Level Option holder and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of the Senior Level Option holder to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options.

●	The Company cancelled outstanding common stock options held by employees and consultants other than Senior Level Option holders of the Company, pursuant to which such individuals previously granted stock options to purchase in the aggregate 179,394 shares of the Company’s common stock were cancelled for cash consideration of approximately $26,000.

The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

●	A cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation expense is recognized at the cancellation date.

●	The amount of cash paid to settle an equity-classified award is charged directly to equity as long as that amount is equal to or less than the fair-value-based measure of the award on the settlement date. To the extent that the settlement consideration exceeds the fair-value-based measure of the equity-classified award on the settlement date, that difference is recognized as additional compensation cost. The cash paid to settle employee and consultant equity-classified awards, other than Senior Level Option holders, was less than the fair-value-based measure of the award on the settlement date. The approximately $26,000 in cash paid to settle the equity-classified awards was charged directly to additional paid in capital.

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

Bonuses Paid in Common Stock

On March 11, 2020, the Compensation Committee of the Board of Directors approved the payment of discretionary bonuses to our Chief Executive Officer and seven other officers in an aggregate amount equal to $836,250 (the “2019 Incentive Bonuses”), in recognition of the Company’s achievement of certain operational and strategic objectives in 2019 and each individual’s ongoing contributions to the success of the Company.

In order to conserve cash and improve cash flow, the Compensation Committee determined that it would be in the Company’s best interests to pay one-half of the 2019 Incentive Bonuses, or $418,125, in cash, and one-half of the 2019 Incentive Bonuses in shares of our common stock (“Contingent Bonus Shares”), subject to approval by the Board of Directors and contingent on stockholder approval of the issuance of the Contingent Bonus Shares at the Company’s annual shareholder meeting (the “Annual Meeting”). On April 14, 2020, the Board of Directors approved the issuance of the Contingent Bonus Shares to the officers, contingent on stockholder approval at the Annual Meeting, and determined that the aggregate number of Contingent Bonus Shares would be 302,989 shares (the “Bonus Share Pool”), which was determined by dividing $418,125 by $1.38, the closing price of our common stock on March 11, 2020.

On May 29, 2020, the Company’s stockholders approved the Bonus Share Pool and the Contingent Bonus Shares were granted to the officers following the Annual Meeting. The Contingent Bonus Shares are subject to a six-month holding period requirement. The Company, using the net shares method, issued an aggregate of 185,003 shares of Company common stock to pay one-half of the discretionary bonuses. 117,986 shares of Company common stock were withheld at vesting to cover individual tax withholding obligations. The Company recorded compensation expense related to the Contingent Bonus Shares of $0.7 million during the year ended July 31, 2020, which was determined by multiplying the Bonus Share Pool, or 302,989, by $2.23, the closing price of our common stock on May 29, 2020.

Stock Options

During the year ended July 31, 2020, the Company granted options to purchase 1,158,982, 225,000 and 80,000 shares of its common stock to employees, directors and consultants under the 2011 Plan, respectively. The stock options issued to employees have a ten-year term, vest over a period ranging from two to three years and have exercise prices ranging from $1.56 to $3.30. The stock options issued to directors have a 10-year term, vest over three years and have an exercise price of $1.56. The stock options issued to consultants have ten-year terms, vest in accordance with the terms of the applicable consulting agreement and have an exercise price of $1.56. 5,050 options granted during the year ended July 31, 2020 were cancelled during the second quarter of fiscal year 2020 as part of the stock option cancellation transaction discussed previously.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Year Ended July 31, 2020	Year Ended July 31, 2019
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	0.30 -1.70%	1.74 – 3.09%
Volatility	80.93 – 87.95%	72.88 –83.87%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the years ended July 31, 2020 and 2019:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2018	891,252	$15.00
Granted	302,749	$7.88
Exercised	(43,029)	$13.16
Forfeited/Cancelled	(228,700)	$15.32
Expired	(700)	$57.60
Outstanding - July 31, 2019	921,572	$12.63
Granted	1,463,982	$1.60
Exercised	-	$-
Forfeited/Cancelled	(942,698)	$12.31
Outstanding and expected to vest – July 31, 2020	1,442,856	$1.65
Exercisable – July 31, 2020	474,933	$1.72

As of July 31, 2020, the total intrinsic value of options outstanding and exercisable was $3.7 million and $1.2 million, respectively. As of July 31, 2020, the Company has approximately $1.6 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 2.61 years.

Stock-based compensation expense recorded in the Company’s consolidated statements of operations for the year ended July 31, 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $2.6 million, which included approximately $1.2 million related to the cancellation of certain stock option awards. Of the total expense, $1.3 million was recorded to research and development and $1.3 million was recorded in general and administrative in the Company’s consolidated statements of operations for the year ended July 31, 2020.

Stock-based compensation expense recorded in the Company’s consolidated statements of operations for year ended July 31, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $2.9 million, respectively. Of this balance, $1.2 million was recorded to research and development and $1.7 million was recorded in general and administrative in the Company’s consolidated statements of operations for year ended July 31, 2019.

The weighted-average grant date fair value of stock options granted during the year ended July 31, 2020 was $1.67. The weighted-average grant date fair value of stock options granted during the year ended July 31, 2019 was $5.29.

Restricted Stock Units (“RSUs”)

For the year ended July 31, 2020, the Company recorded $0.3 million, in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

As of July 31, 2020, there were 34,914 restricted stock units (“RSUs”) outstanding. During the year ended July 31, 2020, 35,230 RSU’s vested.

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

For the year ended July 31, 2019, the Company recorded approximately $0.4 million in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations. As of July 31, 2019, there were 77,956 RSU’s outstanding.

Shares Issued to Directors

In April 2020, the Company granted a director 12,500 shares of common stock under the 2011 Plan for services rendered. The shares vested immediately and the closing price of the Company’s common stock on the date of grant was $1.55 per share. The Company recorded compensation expense relating to the share issuance of approximately $19,000 during the year ended July 31, 2020.

Shares Issued to Consultants

During the year ended July 31, 2020, 184,499 shares of common stock valued at approximately $0.9 million, were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.9 million, during the year ended July 31, 2020.

During the year ended July 31, 2019, 60,300 shares of common stock valued at approximately $0.9 million were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.9 million during the year ended July 31, 2019.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The sixth offering period under the ESPP ended on January 31, 2019, with 1,428 shares purchased and distributed to employees, the seventh offering period under the ESPP ended on July 31, 2019, with 2,053 shares purchased and distributed to employees, the eighth offering period under the ESPP ended on January 31, 2020, with 2,841 shares purchased and distributed to employees, and the ninth offering period under the ESPP ended on July 31, 2020, with 1,358 shares purchased and distributed to employees. At July 31, 2020, there were 33,409 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended January 31, 2020, the following assumptions were used: six-month maturity, 2.04% risk free interest, 90.64% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended July 31, 2020, the following assumptions were used: six-month maturity, 1.54% risk free interest, 76.59% volatility, 0% forfeitures and $0 dividends.

For the six-month offering period ended January 31, 2019, the following assumptions were used: six-month maturity, 2.22% risk free interest, 61.83% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended July 31, 2019, the following assumptions were used: six-month maturity, 2.46% risk free interest, 126.35% volatility, 0% forfeitures and $0 dividends.

Approximately $3,800 and $12,000 was recorded as stock-based compensation during the years ended July 31, 2020 and 2019, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at July 31, 2020:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	1,442,856
Common Stock reserved for restricted stock unit release	34,914
Common Stock authorized for future grant under the 2011 Plan	1,616,901
Common Stock reserved for warrant exercise	3,114,288
Commons Stock reserved for future ESPP issuance	33,409
Total common stock reserved for future issuance	6,242,368

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not recognized any interest and/or penalties in the accompanying consolidated statements of operations for the year ended July 31, 2020 and 2019.

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

At July 31, 2020, the Company had federal, New Jersey and California net operating loss carryforwards of approximately $170 million, $67 million and $87 million, respectively. In addition, the Company has federal, California and New Jersey research and development tax credit carryforwards of approximately $2.4 million, $2.0 million and $0.3 million, respectively. The Company also has California Hiring Credits of approximately $9,300. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $67 million can be carried forward indefinitely. The remaining $103 million of federal net operating loss, research tax credit carryforwards and New Jersey and California net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has foreign net operating loss carryforwards in Australia of $1.0 million.

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

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended July,31:

	2020		2019
Current:	$		$
Federal		-		-
State		(872,000)		1,300
Foreign		-		-
Total (benefit from) provision for income taxes		$(872,000)		$1,300

Significant components of the Company’s deferred tax assets as of July 31, 2020 and 2019 are listed below:

	2020	2019
Net operating loss carryforwards	$46,623,000	$35,361,000
Credits	4,311,000	3,257,000
Start-up costs	21,000	23,000
Accumulated depreciation	98,000	122,000
Option and stock awards	386,000	4,825,000
Other	122,000	241,000
Net deferred tax assets	51,561,000	43,829,000
Valuation allowance for deferred tax assets	(51,561,000)	(43,829,000)
Net deferred taxes	$-	-

A valuation allowance of $51.6 million and $43.8 million at July 31, 2020 and 2019, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $7.8 million and increased by $6.6 million for the years ended July 31, 2020 and 2019, respectively.

A reconciliation of income taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2020	2019
Federal tax benefit at the expected statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	1.60%	(0.01)%
Non-deductible expenses	(0.76)%	(0.46)%
Tax impact of stock option cancellations	(10.04)%	-%
Change in valuation allowance	(11.46)%	(21.32)%
Other	1.68%	0.79%
Income tax benefit - effective rate	2.02%	(0.00)%

Sale of New Jersey Net Operating Losses

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

Note 10—Commitments and Contingencies

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

The Company is not a party to any other legal proceeding or aware of any other threatened action as of the date of this annual report.

Employment Agreements

The Company has entered into employment agreements with certain executive officers and certain other key employees. Generally, the terms of these agreements provide that, if the Company terminates the officer or employee other than for cause, death or disability, or if the officer terminates his or her employment with the Company for good cause, the officer shall be entitled to receive certain severance compensation and benefits as described in each such agreement.

On July 16, 2018, the Company and the Company’s former Chief Financial Officer entered into a separation and release agreement in connection with the former CFO’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former CFO severance compensation of $300,000, less applicable withholdings, in the form of salary continuation in accordance with the Company’s customary payroll practices. On July 16, 2018, the Company recorded a liability of $300,000 on its consolidated balance sheet, and the offsetting charge was recorded in general and administrative expense as salary expense. As of July 31, 2019, the Company accrued a liability under the agreement of $9,364 and as of July 31, 2020 the liability was paid in full.

On October 26, 2018, the Company and an employee entered into a separation and release agreement in connection with the employee’s termination of employment with the Company. Pursuant to the agreement, the Company will pay the former employee severance compensation of $415,000, less applicable withholdings, in the form of salary and bonus continuation in accordance with the Company’s customary payroll practices. In addition, the Company agreed to pay the cost of health insurance for 12 months from the date of separation and accelerate the vesting of 2,500 RSUs. On October 26, 2018, the Company recorded a liability of $451,112 on its consolidated balance sheet, and the offsetting charge was recorded in research and development expense as salary expense. As of July 31, 2019, the Company accrued a liability under the agreement of $117,271 and as of July 31, 2020 the liability was paid in full.

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

Note 11 – Leases

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

In March 2018, the Company entered into a Lease Assignment Agreement (the “Lease Assignment Agreement”) with Vividion Therapeutics, Inc. (“Vividion”) for the Company’s 34,054 square foot location at 5820 Nancy Ridge Drive, San Diego, California, 92121 (“NR Premises”), whereby the Company assigned its Lease Agreement with ARE-SD Region No. 18, LLC (the “Landlord”) to Vividion. Under the Lease Assignment Agreement, Vividion pays directly to Landlord the base rent of $101,500 per month (based upon $2.98 per rentable square foot of the NR Premises) plus operating expenses and property management fees attributable to the NR Premises currently estimated at $46,500 per month (including an estimate for utilities) during the term of the Lease Assignment Agreement, which was the remaining term of the lease through October 2025.

While the lease and all of the related obligations were assigned to Vividion, prior to November 2019 the Company could ultimately have an obligation on the Lease Assignment Agreement if Vividion defaulted on their obligation to the Landlord after all remedies were exhausted by the Landlord with regard to Vividion’s obligations. Such an event was not considered probable and no obligation was recorded as of July 31, 2019. In connection with the Company entering into a new lease in November 2019 (See below), the landlord released the Company from any obligations and liabilities arising under the Lease Assignment Agreement.

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

At the time of the lease agreements noted above, the Company had a deferred rent liability recorded on the consolidated balance sheet of $1.1 million, of which $0.6 million is remaining as of July 31, 2019. The deferred rent liability associated with the lease/sublease was reduced to $0 on August 1, 2019 upon adoption of ASC Topic 842.

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

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of July 31, 2020.

Supplemental balance sheet information related to leases as of July 31, 2020 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,948,224
Operating Leases:
Current portion included in current liabilities	$500,357
Long-term portion included in non-current liabilities	5,874,442
Total operating lease liabilities	$6,374,799

Supplemental lease expense related to leases was as follows:

For the Year Ended July 31, 2020
Operating lease cost	$1,273,616
Total lease expense	$1,273,616

Other information related to leases where the Company is the lessee is as follows:

As of July 31, 2020
Weighted-average remaining lease term	6.1 years

Weighted-average discount rate	10.00%

Supplemental cash flow information related to operating leases was as follows:

For the Year Ended July 31, 2020
Cash paid for operating lease liabilities	$1,406,167
Total cash flows related to operating lease liabilities	$1,406,167

Future minimum lease payments under non-cancellable leases as of July 31, 2020 were as follows:

Years ending July 31,
2021	$1,116,946
2022	1,392,265
2023	1,431,473
2024	1,474,552
2025	1,516,126
Thereafter	1,774,569
Total minimum lease payments	8,705,931
Less: Imputed interest	(2,331,132)
Total	$6,374,799

Disclosures related to periods prior to adoption of ASC 842

The future minimum obligations under leases in effect as of July 31, 2019 having a noncancelable term in excess of one year as determined prior to the adoption of ASC 842 are as follows:

Years ending July 31,
2020	$1,356,000
2021	308,000
Total minimum lease payments	$1,664,000

Note 12—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled approximately $136,342 and $94,000 for the years ended July 31, 2020 and 2019, respectively.

Note 13—Related Party Transactions

On February 12, 2020, the Company entered into a consulting agreement with the spouse of the Company’s Chief Scientific Officer. The term of the agreement is four months and can be extended by written agreement. The agreement provides for an hourly based fee structure for assisting the Company with matters related to oncology and device development related to the Company’s platform. In addition to an hourly based fee structure, the consultant will be eligible to receive stock option awards. On June 12, 2020 the Company amended the consulting agreement, extending the term of the existing agreement until December 12, 2020. The consultant was paid consulting fees of approximately $0.1 million during the year ended July 31, 2020. In addition, the consultant was granted 30,000 non-qualified stock option valued at approximately $48,000 on the date of grant. The non-qualified stock options have a 10-year term, vest immediately and have an exercise prices of $1.56. As of July 31, 2020, the Company accrued consulting fees of approximately $0.1 million, under the consulting agreement and is included in accounts payable and accrued liabilities at July 31, 2020 in the accompanying consolidated balance sheets.

Note 14—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering. The gross proceeds of the offering were approximately $15.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $13.7 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 8.0% of the gross proceeds of the offering, as well as legal and other expenses equal to $75,000.

On August 25, 2020, the Company entered into an amended lease agreement for the Company’s Pennington, New Jersey office. The lease was to expire on December 31, 2020. The amendment extends the lease term through December 31, 2021 and the lease term automatically renews for up to two additional one-year terms. Base rent under the amended lease agreement escalates 2% per year over the term beginning January 1, 2021.

Subsequent to July 31, 2020, the Company issued an aggregate of 1,176,576 stock options to certain individuals, including executive officers, non-executive employees, non-employee directors and consultants. The stock options issued have a ten-year term, vest over a period ranging from one to three years and have an exercise price ranging from $3.43 to $3.82. In addition, the compensation committee approved the accelerated vesting of 1,206,102 previously granted time-vesting stock options.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Daniel J. O’Connor
Date: October 28, 2020		Daniel J. O’Connor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Daniel J. O’Connor	President, Chief Executive Officer and Director	October 28, 2020
Daniel J. O’Connor, J.D.	(Principal Executive Officer)

/s/ Robert J. DelAversano	Principal Accounting Officer and Controller	October 28, 2020
Robert J. DelAversano	(Interim Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Dalesandro	Chair of the Board	October 28, 2020
Margaret Dalesandro, PhD

/s/ James DeMesa	Director	October 28, 2020
Dr. James DeMesa

/s/ Joon Kim	Director	October 28, 2020
Joon Kim

/s/ Herbert Kim Lyerly	Director	October 28, 2020
Dr. Herbert Kim Lyerly

/s/ Kevin R. Smith	Director	October 28, 2020
Kevin R. Smith

/s/ Robert Ward	Director	October 28, 2020
Robert Ward

/s/ Yuhang Zhao	Director	October 28, 2020
Yuhang Zhao

/s/ Chao Zhou	Director	October 28, 2020
Chao Zhou

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017.)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019)

3.4	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to Exhibit 3.4 on our Form 10-K filed on October 25, 2019)

3.5	Amended and Restated Bylaws of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 10, 2020).

3.6	Certificate of Amendment of Amended and Restated Articles of Incorporation of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 29, 2020).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4.5	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 24, 2016)

4.6	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 24, 2016)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 26, 2017)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 23, 2019)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.1 of Form S-3, filed on August 23, 2019)

4.13	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on February 10, 2020).

4.14	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on February 10, 2020).

4.15	Description of Securities of OncoSec Medical Incorporated.

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015)

10.4#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard Slansky (incorporated by reference to our Quarterly Report on Form 10-Q, filed on December 8, 2015)

Exhibit Number	Description of Exhibit

10.5	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 2, 2015)

10.6	Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 5, 2015)

10.7	Placement Agency Agreement, dated as of November 3, 2015, by and between the Company and H.C. Wainright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 5, 2015)

10.8	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 24, 2016)

10.9	Placement Agency Agreement, dated as of May 22, 2016, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed on May 24, 2016)

10.10†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.11	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.12	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.13	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.14#	Executive Employment Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 9, 2017)

10.15#	Amended and Restated Executive Employment Agreement, dated November 7, 2017, by and between the Company and Punit Dhillon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 9, 2017)

10.16#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 9, 2017)

10.17#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 9, 2017)

Exhibit Number	Description of Exhibit

10.18	Form of Warrant Exercise Agreement, dated November 13, 2017, by and between the Company and such holder named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2017)

10.19#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018)

10.20	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018)

10.21	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.22#	Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon (incorporated by reference to Exhibit 10.4 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.23	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.24#	Executive Employment Agreement, dated July 16, 2018, by and between the Company and Sara M. Bonstein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 16, 2018)

10.25	Purchase Agreement, dated February 1, 2018, between OncoSec Medical Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 1, 2018)

10.26	Stock Purchase Agreement, dated as of August 31, 2018, between OncoSec Medical Incorporated and Alpha Holdings, Inc. (incorporate by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on August 31, 2018)

10.27	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Current Report on Form 10-K, filed on October 19, 2018)

10.28	Common Stock Purchase Agreement, dated March 29, 2019, between OncoSec Medical Incorporated and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 29, 2019)

10.29	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019)

10.30	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019

10.31	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019

10.32+	License Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on October 11, 2019)

10.33+	Service Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on October 11, 2019)

10.34	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019)

10.35	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019)

10.36	Lease Agreement, dated November 20, 2019, between OncoSec Medical Incorporated and 3535/3565 General Atomics Court, LLC (incorporated by reference to Exhibit 10.1 of our form 10-Q, filed on December 13, 2019).

10.37	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited, (incorporated by refence to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.38	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.39	First Amendment to the Executive Employment Agreement entered into between the Company and Daniel J. O’Connor, dated November 7, 2017, as filed with the Securities and Exchange Commission on November 9, 2017, as Exhibit 10.1 on Form 8-K, executed on April 15, 2020 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 20, 2020).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017)

23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

