Form 10-K/A
period 2020-07-31
ONCOSEC MEDICAL Inc
filed 2020-11-30
CIK 1444307

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

As of November 30, 2020, there were 27,964,149 outstanding shares of the Company’s common stock.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 to the Company’s Annual Report on Form 10-K for the fiscal year ended July 31, 2020 (“Amendment No. 1”), as filed with the Securities and Exchange Commission (the “SEC”) on October 28, 2020 (the “Original Filing”), is being filed to provide the information required pursuant to Items 10, 11, 12, 13 and 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement which involves the election of directors if such definitive proxy statement is filed with the SEC within 120 days after fiscal year end.

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

Name	Position with the Company	Age	Served as a Director Since
Dr. Margaret Dalesandro	Chair of the Board	73	April 2019
Daniel J. O’Connor	President, Chief Executive Officer and Director	56	September 2017
Dr. James M. DeMesa	Director	62	February 2011
Joon Kim	Director	54	December 2018
Dr. Herbert Kim Lyerly	Director	62	April 2020
Kevin R. Smith	Director	49	February 2020
Robert E. Ward	Director	63	November 2018
Dr. Yuhang Zhao	Director	55	February 2020
Chao Zhou	Director	31	February 2020

Dr. Margaret Dalesandro was appointed to our Board in April 2019. Dr. Dalesandro is currently a pharmaceutical development consultant with Brecon Pharma Consulting LLC and has over twenty-five years of experience leading strategic product development in the pharmaceutical, biotechnology and diagnostics industries. She has previously served as a Business Director of Integrative Pharmacology at Corning, Incorporated, as a Vice President of Project, Portfolio and Alliance Management at ImClone Systems Inc., as an Executive Director of Project and Portfolio Management at GlaxoSmithKline, and as a Senior Consultant at Cambridge Pharma Consultancy over the course of her career. Dr. Dalesandro earned her Ph.D. in Biochemistry from Bryn Mawr College and completed a NIH Post-Doctoral Fellowship in Molecular Immunology at the Wake Forest University School of Medicine. Dr. Dalesandro’s extensive experience and expertise in the biopharmaceuticals industry are the primary qualifications the Board considered in nominating her as a director of the Company.

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

Dr. James M. DeMesa has served on our Board since February 2011. Dr. DeMesa is currently CEO of Emerald Health Pharmaceuticals Inc., a pharmaceutical development company, and a director of Induce Biologics, a regenerative medicine company. In 2008, Dr. DeMesa retired from his role as President, Chief Executive Officer and director of Migenix Inc., a publicly traded biotechnology company. From 1997 to 2001, he was President, Chief Executive Officer and director of GenSci Regeneration Sciences Inc., (now part of Integra LifeSciences, NASD: IART), a publicly-traded biotechnology company. From 1992 to 1997, Dr. DeMesa was Vice President, Medical and Regulatory Affairs at Biodynamics International, Inc. (now part of RTI Surgical, NASD: RTIX), a surgical implant company, and from 1989 to 1992 he was Vice President, Medical and Regulatory Affairs of Bentley Pharmaceuticals (now part of Teva Pharmaceuticals), a multinational pharmaceutical company. Dr. DeMesa is a co-founder of CommGeniX, a medical communications company, and MedXcel, a medical education company. Dr. DeMesa was formerly a practicing physician until 1989. Dr. DeMesa attended the University of South Florida where he received his B.A. (Chemistry), M.D., and M.B.A. degrees and completed his medical residency at the University of North Carolina. He is the author of two books and speaks regularly to companies and organizations throughout North America.

Dr. DeMesa has served as a senior executive with several international pharmaceutical and biotech companies, and provides the Board with extensive experience in the areas of corporate management, regulatory affairs and pre-clinical and clinical pharmaceutical product development. We believe that Dr. DeMesa is qualified to serve on our Board due to his leadership and management experience, his service as an executive of biopharmaceutical companies and his knowledge of our business and industry.

Mr. Joon Kim has served on our Board since December 2018. Mr. Kim is an accomplished litigator and criminal law attorney with extensive experience in both criminal and civil litigation matters. As a partner in Lee & Ko’s International Litigation and Dispute Resolution and White Collar Crime Practice Groups, Mr. Kim advises clients, both domestic and international, on a broad range of litigation and dispute-resolution matters. With a particularly strong background in representing clients in court proceedings, Mr. Kim has a comprehensive understanding of every stage of the litigation process, including all aspects of initial investigatory/discovery proceedings, settlement negotiations, hearings, motions, trials, evidentiary issues and the handling of post-judgment challenges and appeals.

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

Dr. Herbert Kim Lyerly is the George Barth Geller Professor of Cancer Research, Professor of Surgery, Immunology and Pathology, and Director of the Surgical Sciences Applied Therapeutics section at Duke University, and former Director of the Duke Comprehensive Cancer Center. He is an internationally-recognized expert in cancer therapy and immunotherapy, has published over 300 scientific articles and book chapters, and has edited ten textbooks on surgery, cancer immunotherapy and novel cancer therapies. He serves on the editorial board of 12 scientific journals.

Dr. Lyerly attended the accelerated Biomedical Sciences Program at the University of California, Riverside, followed by the University of California, Los Angeles School of Medicine, from which he graduated in 1983. Dr. Lyerly trained in surgery, surgical oncology, and molecular virology at Duke University. He joined the Duke University School of Medicine Faculty in 1990. Dr. Lyerly developed a molecular therapeutics program and cancer immunotherapy program, serving as the principal investigator of the Duke Specialized Program of Research Excellence (SPORE) in Breast Cancer and the Comprehensive Cancer Center Support Grant.

Dr. Lyerly was appointed in 2008 by President George W. Bush to serve on the National Cancer Advisory Board, which oversees the National Cancer Institute, where he served until 2014. He has served as Chair of the Cancer Center’s Subcommittee and served on the Global Health Subcommittee of the National Cancer Advisory Board. He has served on the National Institutes of Health (“NIH”) Council of Councils, and on the board of the NIH Office of AIDS Research. He has also been a member of the scientific advisory boards of the Susan G. Komen Foundation and the Burroughs Welcome Foundation. He is a highly sought-after consultant and advisor and has served on the Cancer Center’s external advisory boards for the M.D. Anderson Cancer Center, University of Michigan, University of Chicago, University of Alabama, University of Arizona, Boston University and Purdue University. He has served as an advisor to the University of Washington and Case Western Reserve Clinical and Translational Science Institutes. Dr. Lyerly’s extensive service of numerous cancer boards and expertise in this industry are the primary qualifications for him to serve as a director of the Company. He has been involved in multiple biotechnology start-ups, serving as a founder of Argos Therapeutics, the Chief Medical Officer of Anosys Bioscience, and recently serving as co-founder of Replicate Biosciences.

Kevin R. Smith is currently the Chief Executive Officer of Sirtex Medical US Holdings, Inc. (“Sirtex”). He combines more than 20 years of sales and marketing experience in the medical device industry with the keen instincts of an entrepreneur. Prior to his appointment to CEO, Mr. Smith was Sirtex’s Executive Vice President of Sales & Marketing, Americas. Before joining Sirtex, Mr. Smith was Executive Vice President of Business Development at Gel-e, Inc., a company based at the University of Maryland specializing in advanced material hemostasis products. His previous positions include Chief Commercial Officer of Sensium Healthcare along with Global Vice President of Sales & Marketing at Teleflex, where he was the senior sales and marketing executive in the company’s cardiac business unit. Mr. Smith holds a Master of Business Administration in Global Management from the University of Phoenix and a Bachelor of Science in Marketing from the University of Kentucky. Mr. Smith’s leadership experience, as well as his experience in the marketing and sales sector of the medical device industry, are the primary qualifications the Board considered in nominating him as a director of the Company.

Robert E. Ward was appointed to the Board in November 2018. Mr. Ward formerly served as the Chairman of the Board and Chief Executive Officer of Eloxx Pharmaceuticals, Inc from December 2017 to February 2020. Mr. Ward was an Independent Director and Chair of the Governance Committee for Akari Therapeutics from October 2016 to August 2018. Additionally, Mr. Ward served as the Chief Executive Officer, President and member of the Board of Directors at Radius Health, Inc. from December 2013 to July 2017. During his career Mr. Ward has held a series of progressive management and executive roles with established companies such as AstraZeneca, NPS Pharmaceuticals, Schering-Plough (Merck), Pharmacia (Pfizer), Bristol-Myers Squibb and Genentech. Mr. Ward received a B.A. in Biology and a B.S. in Physiological Psychology, both from the University of California, Santa Barbara, a M.S. in Management from the New Jersey Institute of Technology and an M.A. in Immunology from The Johns Hopkins University School of Medicine. We believe Mr. Ward is qualified to serve on our Board because of his service and experience as an executive of a public pharmaceutical company.

Dr. Yuhang Zhao, a graduate from Peking University, received her Doctorate in Molecular Biology from Rockefeller University and her MBA in Finance from NYU Stern Business School. Dr. Zhao was most recently a member of the Bayer Global Leadership Circle. She established one of Bayer’s four Global Clinical Development sites, located in Beijing, China in 2009. She then became Head of Global Strategy for Bayer Consumer Health, reporting to the President. Prior to her positions in the pharmaceutical industry, Dr. Zhao held positions as a stock analyst at PaineWebber and was a management consultant specializing in strategies for life science companies. Dr. Zhao currently serves on the board of R2 Technologies and is a senior adviser to China Grand Enterprises. This experience and expertise are the primary qualifications the Board considered in nominating Dr. Zhao as a director of the Company.

Chao Zhou is currently the Executive Deputy Officer of China Grand Pharmaceutical and Healthcare Holdings Limited, a public company listed on the Hong Kong stock exchange that develops, manufactures and distributes pharmaceutical products and medical devices to retailers and medical organizations with significant experience in R&D and product commercialization in China. Since 2018, Mr. Zhou has served on the Board of Directors of Grand Pharma Sphere Pty Ltd, a Singapore based company that indirectly wholly-owns the Australian based global medical device company, Sirtex Medical Pty. Ltd. Prior to his role as Executive Deputy Officer, Mr. Zhou served as a Management Director in the Department of Legal Security for China Grand Enterprises, Inc., an investment company engaged in the operation and management of businesses covering pharmaceuticals and healthcare, commodity trading, real estate investment, financial service and other sectors. He earned his Bachelor in Law from Ocean University of China and a Master in International Law from the University of International Business and Economics. We believe that Mr. Zhou is qualified to serve on our Board due to his extensive commercial experience in the biopharmaceutical industry.

Arrangements with Members of Our Board

Dr. Yuhang Zhao, Chao Zhou, and Kevin R. Smith were appointed as directors in February 2020. On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”). In connection with the Closing, the Company entered into Stockholders Agreements (the “Stockholders Agreements”) with each of CGP and Sirtex, pursuant to which, among other things, CGP exercised its option to nominate two (2) members to the Board and Sirtex exercised its option to nominate one (1) director to the Board. Pursuant to the Stockholders Agreements, CGP nominated Dr. Yuhang Zhao and Chao Zhou to the Company’s Board, and Sirtex nominated Kevin R. Smith to the Company’s Board. In December 2018, OncoSec appointed Joon Kim as a director to the Board. On August 31, 2018, OncoSec and Alpha Holdings, Inc. (“Alpha”) entered into a stock purchase agreement (the “Alpha Transaction Agreement”), pursuant to which OncoSec agreed to issue and sell to Alpha shares of its common stock. Mr. Kim was appointed to the Board in accordance with the terms of the Alpha Transaction Agreement in conjunction with the closing of the Alpha Transaction in December 2018.

Other than as described above, there is no arrangement or understanding between any nominee and any other person or persons pursuant to which any nominee was or is to be selected as a director or director nominee of the Company. There are no family relationships between any of the director nominees named below or our executive officers.

Set forth below is information regarding the current executive officers of the Company, including biographical summaries, for each of our executive officers who are not also members of our Board.

Name	Position with the Company	Age	Served as an Officer Since
Robert J. DelAversano	Principal Accounting Officer and Controller	49	January 2020

Robert J. DelAversano was appointed our Principal Accounting Officer and Controller in January 2020. Mr. DelAversano is a certified public account and has over fifteen years of experience in accounting including thirteen years in public accounting. Prior to this appointment, Mr. DelAversano served as our Executive Director of Finance since 2018 where he had global responsibility for accounting, external financial reporting, and financial controls covering all aspects of our business. Prior to joining our Company, Mr. DelAversano was the Director of Financial Reporting and Taxation at Brio Financial Group (“Brio”), where he served as the firm’s Director of Financial Reporting and Taxation, consulting with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Prior to joining Brio, Mr. DelAversano was a manager at Bartolomei Pucciarelli, LLC and oversaw their accounting and tax practice with industry focuses in manufacturing, wholesalers and medical devices services. In addition, he performed audit services, outsourced chief financial officer functions, and consulted clients through difficult U.S. Securities and Exchange Commission comment periods, particularly through application of complex accounting principles for a large public company client base. Mr. DelAversano received a B.S. in Accounting from Rider University.

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

Between August 1, 2019 and July 31, 2020 (“Fiscal Year 2020”), our Board of Directors held 17 meetings and took three actions by unanimous written consent.

Board Committees

The Board has established the following standing committees: Audit Committee, Compensation Committee, and Nominating and Corporate Governance Committee. The Board may also create additional, temporary committees from time to time, including committees relating to financings, strategic transactions or other significant corporate matters. The Board has adopted a written charter for each of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, current copies of which are available on our website, located at www.oncosec.com, on the Governance page under the Investors tab.

Audit Committee

The primary functions of the Audit Committee are, among other things: overseeing our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting; reviewing the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements; appointing, retaining and overseeing the work of our independent registered public accounting firm; reviewing and discussing reports from our independent registered public accounting firm regarding critical accounting policies and practices, alternative treatments of financial information and any material written communications between such firm and management; reviewing and discussing with management and our independent registered public accounting firm the Company’s financial statements and financial disclosures prior to the filing thereof in any report filed with the SEC; taking appropriate action to oversee and ensure the independence of our independent registered public accounting firm; and establishing procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met 4 times in Fiscal Year 2020.

Nasdaq has established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. As a controlled company, we are not required to have a compensation committee composed entirely of independent directors. However, our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with such rules.

Additionally, the U.S. Securities and Exchange Commission (“SEC”) requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. Our Board of Directors has determined that Robert E. Ward is an “audit committee financial expert,” as the SEC defines that term, and that each member of the Audit Committee has sufficient knowledge in reading and understanding the Company’s financial statements to serve on such committee.

Compensation Committee

The primary functions of the Compensation Committee are, among other things: reviewing and approving compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs, including reviewing and establishing goals and objectives relevant to Chief Executive Officer compensation, and determining the extent to which they are achieved and any related compensation earned; administering our incentive compensation and equity-based plans; reviewing management’s risk assessment regarding the compensation policies and practices of the Company and taking steps to provide that such policies and practices do not encourage unnecessary or excessive risk-taking; and reviewing and approving director compensation and benefits. The Compensation Committee met 5 times in Fiscal Year 2020.

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

In Fiscal Year 2020, the Compensation Committee engaged Anderson Pay Advisors, LLC, an independent compensation consultant, to review and evaluate all elements of our executive compensation program. Based on their evaluation, they concluded executive compensation generally was below market median. Their input may be considered by the Compensation Committee in making future compensation decisions.

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members. As a controlled company, we are not required to have a compensation committee composed entirely of independent directors. However, our Board of Directors has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board of Directors has determined that each member of our Compensation Committee is independent and is otherwise qualified to be a member of our Compensation Committee in accordance with such rules.

Nominating and Corporate Governance Committee

The primary functions of the Nominating and Corporate Governance Committee are, among other things: assisting in the identification of nominees for election to our Board, consistent with qualifications and criteria approved by the Board; determining the composition of the Board and its committees; recommending to the Board the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the Board’s effectiveness; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of the Board and the Company’s management. The Nominating and Corporate Governance Committee met 3 times in Fiscal Year 2020.

Nomination of Directors

Our Nominating and Corporate Governance Committee is responsible for identifying and evaluating individuals qualified to become directors and recommending these candidates to our Board for nomination or appointment.

Director Qualifications

In considering potential new directors, the Nominating and Corporate Governance Committee may review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance or administration; familiarity with the Company’s industry; and prominence and reputation. Since prominence and reputation in a particular profession or field of endeavor are what bring most persons to the Board’s attention, there is further consideration of whether the individual has the time available to devote to the work of the Board on one or more of its committees. To this end, our Corporate Governance Guidelines provide that no director is to hold more than four directorships of publicly traded companies, and no member of our Audit Committee is to sit on the Audit Committee of more than two other publicly traded companies. The Nominating and Corporate Governance Committee also reviews the activities and associations of each candidate to ensure there is no legal impediment, conflict of interest or other consideration that might hinder or prevent service on the Board. With respect to the nomination of continuing directors for re-election, an individual’s past contributions to the Board are also considered.

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

Identification and Evaluation of Director Nominees

The Nominating and Corporate Governance Committee utilizes a variety of methods for identifying and evaluating nominees for director. Potential director candidates may come to the attention of the Nominating and Corporate Governance Committee through current members of the Board, executive officers, professional search firms, stockholders or others. These candidates are evaluated at regular or special meetings of the Nominating and Corporate Governance Committee and may be considered at any point during the year. The Nominating and Corporate Governance Committee recommends the director nominees to our Board for approval for election at each annual meeting of stockholders. Under our bylaws, any director appointed by our Board is subject to re-election by our stockholders at our next annual meeting of stockholders.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the SEC. To our knowledge, based solely on our review of such reports filed electronically with the SEC or written representations from persons subject to Section 16(a), we believe that during Fiscal Year 2020, all Section 16(a) reporting requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except for (i) a late Form 3 was filed by the following reporting persons: Robert DelAversano, Kevin Smith, Yuhang Zhao, Chao Zhou, China Grand Pharmaceutical & Healthcare Holdings Ltd, Dr. Herbert Kim Lyerly, and Kellie Malloy Foerter, and (ii) a late Form 4 was filed by the following reporting persons (each relating to one transaction, except as noted): James DeMesa, Joon Kim, Dr. Herbert Kim Lyerly, Daniel J. O’Connor (relating to three transactions), Kevin Smith, Robert Ward, Yuhang Zhao, Margaret Dalesandro, Chao Zhou, Robert DelAversano (relating to three transactions), and Kellie Malloy Foerter.

Family Relationships

There are no family relationships among our current directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to those individuals who served as our executive officers during Fiscal Year 2020.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Daniel J. O’Connor	2020	513,462	326,993	–	502,086	–	10,645	1,353,186
President and Chief Executive Officer	2019	453,846	250,000	450,075	–	–	22,800	1,176,721
Robert J. DelAversano	2020	202,432	91,557	–	89,319	–	6,613	389,921
Principal Accounting Officer and Controller (4)	–	–	–	–	–	–	–	–
Kellie Malloy Foerter	2020	328,203	146,693	–	283,441	–	10,858	768,995
Former Chief Operating Officer (5)	–	–	–	–	–	–	–	–

(1)	Reflects discretionary bonuses approved by the Compensation Committee March 11, 2020. The Compensation Committee determined that it would be in the Company’s best interests to pay one-half of the bonuses in cash, and one-half of the bonuses in shares of our common stock. (See Compensation Matters below)

(2)	Amounts represent the aggregate grant date fair value of stock and option awards granted during each period, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 8—Stock-Based Compensation to our consolidated financial statements included in the Annual Report filed with the SEC on October 28, 2020.

(3)	Amounts for fiscal year include for Mr. O’Connor: health insurance, group term life insurance, 401(k) company match and tax preparation; and for Mr. DelAversano and Ms. Foerter: group term life insurance and 401(k) company match.

(4)	Mr. DelAversano was appointed as the Company’s Principal Accounting Officer and Controller effective as of January 30, 2020.

(5)	Ms. Foerter was appointed as the Company’s Chief Operating Officer effective as of July 27, 2020. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the named executive officers as of July 31, 2020:

	Option Awards(1)						Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)		Number of Securities Underlying Unexercised Options, Not Exercisable (#)		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Daniel J. O’Connor	95,000	(4)	209,000	(4)	1.56	4/14/2030	—		—
	—		—		—	—	31,250	(6)	131,250

Robert J. DelAversano	16,875	(4)	37,125	(4)	1.56	4/14/2030	—		—

Kellie Malloy Foerter	40,625	(4)	89,375	(4)	1.56	1/14/2021	—		—
	7,500	(5)	22,500	(5)	3.30	1/14/2021
	—		—		—	—	2,500	(7)	10,500

(1)	Except as otherwise noted, all option awards reflect stock options granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) that vest as follows: 25% of the shares subject to the award vested on the date of grant and 1/36th of the remaining 75% of the shares subject to the award will vest on each of the 36 monthly anniversaries of the date of grant, subject to continuing service by the named executive officer on each vesting date. Additionally, the stock options may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(2)	Except as otherwise noted, all stock awards reflect restricted stock units granted under the 2011 Plan that vest in full on the three-year anniversary of the date of grant. Additionally, the restricted stock units may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(3)	Determined by multiplying the unvested portion of the stock awards by $4.20, the closing price of our common stock on July 31, 2020.

(4)	Represents an option award approved by our Compensation Committee and granted on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of these awards and the awards were fully vested on such date.

(5)	Represents an option award granted on July 27, 2020. The options vested 25% on the date of grant and the remainder vests quarterly over a two-year period from the date of grant. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020 and 22,500 unvested options were forfeited on such date.

(6)	Represents a restricted stock unit award granted on December 24, 2018. The units vest as follows: 6,250 units vested on January 31, 2019, and the remaining 68,750 units vest in equal quarterly installments of 6,250 units beginning on April 30, 2019 and ending on October 31, 2021.

(7)	Represents a restricted stock unit award granted outside of the 2011 Plan on October 29, 2018. The units vest as follows: 1,250 units vested on October 29, 2018, and the remaining 3,750 units vest in equal annual installments 1,250 units beginning on October 29, 2019 and ending on October 29, 2021. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020 and the 2,500 restricted stock units outstanding on such date were forfeited.

Compensation Matters

Bonuses

On March 11, 2020, the Compensation Committee of the Board of Directors approved the payment of discretionary bonuses to certain of our employees. In order to conserve cash and improve cash flow, the Compensation Committee determined that it would be in the Company’s best interests to pay one-half of the bonuses in cash, and one-half of the bonuses in shares of our common stock to certain employees, including our named executive officers, as follows:

(i)	Mr. O’Connor received a cash bonus of $125,000 and 90,580 shares of Company common stock. The number of shares was determined by dividing $125,000 by $1.38, the closing price of our common stock on the date the award was approved (March 11, 2020). The grant date fair value of the stock award was $201,993, which was determined based on the closing price of our common stock ($2.23) on the date the award was granted (May 29, 2020).

(ii)	Mr. DelAversano received a cash bonus of $35,000 and 25,362 shares of Company common stock. The number of shares was determined by dividing $35,000 by $1.38, the closing price of our common stock on the date the award was approved (March 11, 2020). The grant date fair value of the stock award was $56,557, which was determined based on the closing price of our common stock ($2.23) on the date the award was granted (May 29, 2020).

(iii)	Ms. Foerter received a cash bonus of $56,000 and 40,580 shares of Company common stock. The number of shares was determined by dividing $56,000 by $1.38, the closing price of our common stock on the date the award was approved (March 11, 2020). The grant date fair value of the stock award was $90,493, which was determined based on the closing price of our common stock ($2.23) on the date the award was granted (May 29, 2020).

Equity Awards

The named executive officers received grants of equity awards in Fiscal Year 2020 as described below.

Daniel J. O’Connor

On April 14, 2020, the Compensation Committee approved the grant of 304,000 options to Mr. O’Connor, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of this award and the award was fully vested on such date.

Robert J. DelAversano

On April 14, 2020, the Compensation Committee approved the grant of 54,000 options to Mr. DelAversano subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of this award and the award was fully vested on such date.

Kellie Malloy Foerter

On April 14, 2020, the Compensation Committee approved the grant of 130,000 options to Ms. Foerter subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of this award and the award was fully vested on such date.

On July 27, 2020, the Compensation Committee approved the grant of 30,000 options to Ms. Foerter. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020 and 22,500 unvested options were forfeited on such date.

Employment Agreements

The following is a description of the employment agreement currently in effect for Mr. O’Connor, our Chief Executive Officer. We do not have an employment agreement with Mr. DelAversano. Ms. Foerter voluntarily resigned from the Company effective as of October 16, 2020.

On November 7, 2017, we entered into an executive employment agreement with Mr. O’Connor, our Chief Executive Officer. The employment agreement provides for the following, among other things:

●	An initial term of three years, subject to certain provisions for automatic renewals thereafter. (on April 17, 2020, the contract term was extended an additional two years, subject to certain provisions for automatic renewals thereafter);

●	An initial annual base salary of $400,000 in cash; provided that, subject to certain conditions as described in Mr. O’Connor’s employment agreement, Mr. O’Connor may elect on an annual basis to receive all or a portion of such salary in the form of shares of our common stock (Mr. O’Connor’s current base salary is $525,000);

●	As a one-time grant in connection with his appointment as Chief Executive Officer, an appointment stock option award to purchase up to 200,000 shares of our common stock. Of the total grant, options on 100,000 shares vested upon stockholder approval and options on 100,000 shares will vest over a two-year period from the date of grant. Effective November 18, 2019, Mr. O’Connor voluntarily forfeited all of these stock options for no consideration, therefore, no value was realized by Mr. O’Connor;

●	A performance stock option award to purchase up to 50,000 shares of our common stock, which is subject to vesting as to 25,000 of such shares on the date of achievement of 100% enrollment in the first cohort in KEYNOTE-695 and as to the remaining 25,000 of such shares in one installment on the one-year anniversary of the date of achievement of such enrollment. Effective November 18, 2019, Mr. O’Connor voluntarily forfeited all of these stock options for no consideration, therefore, no value was realized by Mr. O’Connor;

●	Eligibility to receive an annual performance-based bonus, payable in cash or shares of our common stock at the Company’s election, in a target amount of 50% of Mr. O’Connor’s then-current annual base salary;

●	Eligibility to receive additional equity awards at the discretion of the Board or a committee thereof;

●	If Mr. O’Connor is terminated other than for cause, if we fail to renew his employment agreement after the end of the initial term, or if Mr. O’Connor terminates his employment with us for good cause, then he will be entitled to receive severance compensation of (i) if such termination occurs at least six months but less than 12 months after the commencement date of his employment, cash payments equal to 1/2 of Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus six months’ of medical and dental COBRA premiums; (ii) if such termination occurs at least 12 months but less than 24 months after the commencement date of his employment, cash payments equal to Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus 12 months’ of medical and dental COBRA premiums; or (iii) if such termination occurs at least 24 months after the commencement date of his employment, cash payments equal to twice the amount of Mr. O’Connor’s then-current annual base salary and annual performance-based bonus plus 24 months’ of medical and dental COBRA premiums; and

●	Certain additional benefits, including reimbursement of certain income tax return preparation fees and other benefits customarily made available to our other senior employees.

Other Elements of Compensation

Health and Welfare Plans

Our executive officers are eligible to participate in our employee benefit plans, including our health and welfare plans, on the same basis as our other employees.

401(k) Plan

We currently maintain a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees, including our executive officers, and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to maximum limits imposed by the Internal Revenue Service. The terms of the plan allow for discretionary employer contributions, and we currently match 100% of each employee’s contributions, up to a maximum of 3% of such employee’s annual compensation

DIRECTOR COMPENSATION

Director Compensation Policy

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. Directors who are also employees of our Company do not receive any separate compensation for their service as directors, except that all directors receive reimbursement for reasonable out-of-pocket expenses incurred in attending Board or Board committee meetings or otherwise in connection with performance of their duties as directors. Under our director compensation policy in place for Fiscal Year 2020, our directors’ cash compensation was as follows:

●	All non-employee directors receive annual cash compensation of $50,000 for services as a director, including services on all committees of the Board except as described below; and

●	The Chair of the Board received additional annual cash compensation of $120,000 for services in such capacity through April 30, 2020. In May 2020, this amount was reduced to $25,000.

In addition, two non-employee directors who were serving on the Board as of January 2, 2020, received an award of 37,500 stock options, two non-employee directors who was serving on the Board as of January 2, 2020, received an award of 25,000 stock options, and directors first appointed to serve on the Board during Fiscal Year 2020 received an award of 25,000 stock options in connection with their appointment.

On September 14, 2020, the Compensation Committee approved certain changes to the compensation of non-employee independent directors. Under the revised director compensation policy, our directors’ cash compensation is currently as follows:

●	Non-employee independent directors receive annual cash compensation of $50,000 for services as a director. Non-independent directors do not receive cash compensation;

●	The Chair of the Board receives additional annual cash compensation of $40,000 for services in such capacity; and

●	The Committee Chairs and Committee Members receive additional annual cash compensation as follows:

i)	Audit Committee Chair - $17,000
ii)	Audit Committee Member - $8,500
iii)	Compensation Committee Chair - $15,000
iv)	Compensation Committee Member - $7,500
v)	Nominating and Corporate Governance Committee Chair - $10,000
vi)	Nominating and Corporate Governance Committee Member - $5,000

In addition, each non-employee independent director will receive a stock option award of 50,000 upon election and 25,000 annually thereafter.

Director Compensation Table

The following table provides information about the compensation of our non-employee directors for Fiscal Year 2020:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)(1)(13)		Total ($)
Dr. Avtar Dhillon (7)	127,500	19,375	(2)	—		146,875
Robert E. Ward	50,000	—		41,351	(3)	91,351
Dr. James M. DeMesa	50,000	—		62,027	(4)	112,027
Dr. Margaret Dalesandro	57,222	—		62,027	(4)	119,249
Joon Kim	37,500	—		41,661	(6)	79,161
Punit S. Dhillon (8)	—	—		—		—
Dr. Herbert Kim Lyerly (9)	14,444	—		41,661	(5)	56,105
Yuhang Zhao (10)	—	—		41,661	(6)	41,661
Chao Zhou (11)	—	—		41,661	(6)	41,661
Kevin R. Smith (12)	—	—		41,661	(6)	41,661

(1)	Amounts represent the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 8—Stock-Based Compensation to our consolidated financial statements included in the Annual Report filed with the SEC on October 28, 2020.

(2)	Represents the grant date fair value of a restricted stock award of 12,500 shares granted on April 17, 2020 in recognition of services as Chairman of the Board. The shares were fully vested on April 17, 2020.

(3)	Represents an option award granted to purchase up to 25,000 shares that was approved by our Compensation Committee on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On September 14, 2020, the Compensation Committee approved the accelerated vesting of this award and the award was fully vested on September 14, 2020.

(4)	Represents an option award granted to purchase up to 37,500 shares that was approved by our Compensation Committee on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On September 14, 2020, the Compensation Committee approved the accelerated vesting of these awards and the awards were fully vested on September 14, 2020.

(5)	Represents an option award granted to purchase up to 25,000 shares that was approved by our Compensation Committee on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vest quarterly over a three-year period from the date of grant. On September 14, 2020, the Compensation Committee approved the accelerated vesting of this award and the award was fully vested on September 14, 2020.

(6)	Represents an option award granted to purchase up to 25,000 shares that was approved by our Compensation Committee on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vest quarterly over a three-year period from the date of grant.

(7)	Dr. Avtar Dhillon resigned from the Company’s Board in April 2020.

(8)	Punit S. Dhillon resigned from the Company’s Board in February 2020.

(9)	Dr. Herbert Kim Lyerly was appointed to the Board in April 2020.

(10)	Dr. Yuhang Zhao was appointed to the Board in February 2020.

(11)	Chao Zhou was appointed to the Board in February 2020.

(12)	Kevin R. Smith was appointed to the Board in February 2020.

(13)	As of July 31, 2020, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Robert E. Ward	25,000	—
Dr. James M. DeMesa	37,500	—
Dr. Margaret Dalesandro	37,500	—
Joon Kim	40,000	—
Dr. Herbert Kim Lyerly	25,000	—
Yuhang Zhao	25,000	—
Chao Zhou	25,000	—
Kevin R. Smith	25,000	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information regarding the beneficial ownership of our common stock of (i) each person who, to our knowledge, owns more than 5% of our common stock as of November 24, 2020, (ii) each of our directors and named executive officers (consisting of the persons described under “Executive Compensation” below), and (iii) all of our current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table below, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534.

Beneficial ownership is determined and calculated in accordance with applicable SEC rules, and generally includes sole or shared voting and/or investment power with respect to securities. These rules provide that shares of our common stock subject to options, warrants, restricted stock units or other rights that are currently exercisable or subject to vesting within 60 days after November 24, 2020 are deemed to be beneficially owned and outstanding for purposes of computing the share and percentage ownership of the person holding such options, warrants, restricted stock units or other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (No. of Shares)	Percentage Beneficially Owned (%)(1)
Directors and Named Executive Officers
Daniel J. O’Connor(2)	394,349	1.40
Robert J. DelAversano(3)	72,933	*
Kellie Malloy Foerter(4)	165,894	*
Dr. Margaret Dalesandro(5)	43,750	*
Dr. James M. DeMesa(6)	51,250	*
Joon Kim(7)	19,586	*
Dr. Herbert Kim Lyerly(8)	31,250	*
Kevin R. Smith(9)	6,250	*
Robert E. Ward(8)	31,250	*
Dr. Yuhang Zhao(9)	6,250	*
Chao Zhou(9)	6,250	*
All directors, nominees and current executive officers as a group (12 persons)	829,012	2.91
5% Stockholders
China Grand Pharmaceutical & Healthcare Holdings Ltd. and Grand Decade Developments Limited(10)	11,999,000	43.12
Sirtex Medical US Holdings, Inc.(11)	2,399,800	8.62
Alpha Holdings, Inc.(12)	1,718,251	6.09

* Less than 1%.

(1)	Based on 27,826,358 shares of our common stock issued and outstanding as of November 24, 2020. Except as otherwise indicated, we believe the beneficial owners of our common stock listed in this table, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 316,667 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(3)	Includes 56,250 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(4)	Includes 137,500 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(5)	Includes 43,750 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(6)	Includes 50,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(7)	Includes 19,586 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(8)	Includes 31,250 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(9)	Includes 6,250 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after November 24, 2020.

(10)	Based solely upon a Form 4 filed on August 21, 2020 by China Grand Pharmaceutical & Healthcare Holdings Ltd (“CGP”) and Grand Decade Developments Limited (“Grand Decade”). CGP and Grand Decade may each be deemed to beneficially own 11,999,000 shares of our common stock and have shared dispositive power as to 11,999,000 shares of our common stock. The address of CGP and Grand Decade is Unit 3302,33/F, The Center, 99 Queen’s Road Central, Hong Kong.

(11)	Based solely upon a Form 4 filed on August 21, 2020 by Sirtex Medical US Holdings, Inc. (“Sirtex”). Sirtex beneficially owns 2,399,800 shares of our common stock and has sole dispositive power as to 2,399,800 shares of our common stock. The address of Sirtex is 300 Unicorn Park Drive, Woburn MA 01801, USA.

(12)	Based solely upon a Form 4 filed on November 23, 2020 by Alpha Holdings, Inc. (“Alpha”). Alpha beneficially owns 1,718,251 shares of our common stock and has sole dispositive power as to 1,718,251 shares of our common stock. Amount includes 368,250 shares of common stock issuable upon exercise of warrants within 60 days after November 24, 2020. The address of Alpha is Gangnam-gu Apgujeong-ro 62-gil 17-10, Seoul, Korea.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2020 regarding compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,475,270	(1)		$1.65	1,650,310	(2)
Equity compensation plans not approved by security holders	2,500	(3)	$		-
TOTAL	1,477,770			$1.65	1,650,310

(1)	1,442,856 of these shares were subject to stock options outstanding under the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”) and 32,414 were subject to restricted stock units outstanding under the 2011 Plan.

(2)	Represents (i) an aggregate of 1,616,901 shares of common stock available for future issuance under the 2011 Plan, and (ii) an aggregate of 33,409 shares of common stock available for future issuance under the OncoSec Medical Incorporated 2015 Employee Stock Purchase Plan.

(3)	Represents (i) 2,500 restricted stock units that were not granted under the 2011 Plan. This out-of-plan RSU award was granted on October 29, 2018 to a new employee as an inducement material to entering into employment with the Company, and becomes fully vested within three years of the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except as described below and except for employment arrangements and compensation for Board service, which are described under “Executive Compensation” above, since August 1, 2019, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Policies and Procedures for Review and Approval of Related Party Transactions

Pursuant to its charter and in accordance with applicable NASDAQ rules, our Audit Committee has the responsibility to review and approve in advance any transactions with a related party. In addition, our Code of Business Conduct and Ethics addresses conflicts of interest and requires that the existence of any actual or potential conflict be disclosed to the Chairman of the Audit Committee to enable the committee’s full review of the potential conflict. The Audit Committee intends to approve only those related party or conflict of interest transactions that are considered to be in the best interests of the Company and our stockholders. In considering whether to approve any such transaction, the Audit Committee considers such factors as it deems appropriate, and generally focuses on whether the terms of the transaction are at least as favorable to us as terms we would receive on an arm’s-length basis from an unaffiliated third party and whether any such transaction might impair the independence of a director or present a conflict of interest for a director or executive officer.

Director Independence and Controlled Company Exemption

The Company’s common stock is listed on the NASDAQ Capital Market. The rules of NASDAQ require our Board to make an affirmative determination as to the independence of each director and require a majority of the Company’s directors be “independent directors,” as defined by NASDAQ rules. In addition, NASDAQ rules require that, subject to specified exceptions, each member of a company’s audit, compensation and nominating committee be independent. Audit committee and compensation committee members must also satisfy enhanced independence criteria under certain SEC rules and corresponding NASDAQ rules.

Consistent with these rules, our Board undertook its annual review of director independence on April 14, 2020. During the review, our Board considered relationships and transactions during Fiscal Year 2020 and since inception between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Dr. Margaret Dalesandro, Dr. James M. DeMesa, Dr. Herbert Kim Lyerly, and Mr. Robert E. Ward are independent under the criteria established by Nasdaq and our Board.

Upon the Closing of the Transaction described above, CGP and Sirtex, acting as a “group” for purposes of Section 13(d) of the Exchange Act, collectively beneficially owns common stock representing more than 50% of the voting power of our Common Stock eligible to vote in the election of directors. As a result, we qualify as a “controlled company” and avail ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we are not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. In light of our status as a controlled company, our Board has determined to utilize the majority board independence exemption.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed to the Company for professional services rendered by Mayer Hoffman McCann P.C. (“MHM”) in Fiscal Year 2020 and our fiscal year ended July 31, 2019:

	Fiscal Year
	2020	2019

Audit Fees (1)	$273,250	$243,320
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total (5)	$273,250	$243,320

(1)	Audit Fees consist of fees for professional services rendered by MHM for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with other statutory and regulatory filings, including consents related to registration statements on Forms S-3 and S-8, and prospectus supplement review or comfort letter preparation related thereto.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as Audit Fees. No such fees were billed by MHM for these services during the periods presented.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. No such fees were billed by MHM for these services during the periods presented.

(4)	All Other Fees consist of fees billed for all products and services provided that are not included in (1), (2) and (3) above. No such fees were billed by MHM for any such services during the periods presented.

(5)	Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENTS SCHEDULES.

Exhibits:

The following documents are filed as part of this Amendment, and they are supplement to the exhibits filed and furnished with the Original Filing:

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017.)

3.2	Amended and Restated Bylaws (incorporated by reference to our Current Report on Form 8-K, filed on March 6, 2012)

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019)

3.4	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to Exhibit 3.4 on our Form 10-K filed on October 25, 2019)

3.5	Amended and Restated Bylaws of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 10, 2020).

3.6	Certificate of Amendment of Amended and Restated Articles of Incorporation of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 29, 2020).

4.1	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on December 19, 2012)

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on September 19, 2013)

4.3	Form of Common Stock Purchase Warrant (incorporated by reference to our Current Report on Form 8-K, filed on June 5, 2014)

4.4	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 5, 2015)

4.5	Form of Series A Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 24, 2016)

4.6	Form of Series B Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on May 24, 2016)

4.7	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 24, 2017)

4.8	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on October 26, 2017)

4.9	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on November 13, 2017)

4.10	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed on November 13, 2017)

4.11	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed on May 23, 2019)

4.12	Form of Indenture (incorporated by reference to Exhibit 4.1 of Form S-3, filed on August 23, 2019)

4.13	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on February 10, 2020).

4.14	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on February 10, 2020).

4.15	Description of Securities of OncoSec Medical Incorporated (incorporated by reference to Exhibit 4.15 on Form 10-K filed with the SEC on October 28, 2020)

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.2#	Employment Agreement with Punit Dhillon dated May 18, 2011 (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011)

10.3#	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015)

10.4#	Executive Employment Agreement, effective July 6, 2015, by and between the Company and Richard Slansky (incorporated by reference to our Quarterly Report on Form 10-Q, filed on December 8, 2015)

Exhibit Number	Description of Exhibit

10.5	Lease Agreement, dated December 31, 2014, by and between the Company and ARE-SD Region No. 18, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 2, 2015)

10.6	Securities Purchase Agreement, dated as of November 3, 2015, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 5, 2015)

10.7	Placement Agency Agreement, dated as of November 3, 2015, by and between the Company and H.C. Wainright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 5, 2015)

10.8	Securities Purchase Agreement, dated as of May 22, 2016, by and among the Company and signatories thereto (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on May 24, 2016)

10.9	Placement Agency Agreement, dated as of May 22, 2016, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 our Current Report on Form 8-K, filed on May 24, 2016)

10.10†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.11	Securities Purchase Agreement, dated October 22, 2017, by and between the Company and each purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 24, 2017)

10.12	Engagement Letter, dated October 20, 2017, by and between the Company and H.C. Wainwright & Co., LLC (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 24, 2017)

10.13	Securities Purchase Agreement, dated October 25, 2017, by and between the Company and the purchaser named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 26, 2017)

10.14#	Executive Employment Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 9, 2017)

10.15#	Amended and Restated Executive Employment Agreement, dated November 7, 2017, by and between the Company and Punit Dhillon (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on November 9, 2017)

10.16#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on November 9, 2017)

10.17#	Stock Option Award Agreement, dated November 7, 2017, by and between the Company and Daniel J. O’Connor (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on November 9, 2017)

Exhibit Number	Description of Exhibit

10.18	Form of Warrant Exercise Agreement, dated November 13, 2017, by and between the Company and such holder named therein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 13, 2017)

10.19#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018)

10.20	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018)

10.21	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.22#	Confidential Separation Agreement, dated May 2, 2018, by and between OncoSec Medical Incorporated and Punit S. Dhillon (incorporated by reference to Exhibit 10.4 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.23	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q, filed on June 13, 2018)

10.24#	Executive Employment Agreement, dated July 16, 2018, by and between the Company and Sara M. Bonstein (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on July 16, 2018)

10.25	Purchase Agreement, dated February 1, 2018, between OncoSec Medical Incorporated and Piper Jaffray & Co., as representatives of the several underwriters named therein (incorporated by reference to Exhibit 1.1 of our Current Report on Form 8-K filed on February 1, 2018)

10.26	Stock Purchase Agreement, dated as of August 31, 2018, between OncoSec Medical Incorporated and Alpha Holdings, Inc. (incorporate by reference to Exhibit 10.1 on our Current Report on Form 8-K filed on August 31, 2018)

10.27	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Current Report on Form 10-K, filed on October 19, 2018)

10.28	Common Stock Purchase Agreement, dated March 29, 2019, between OncoSec Medical Incorporated and Aspire Capital Fund, LLC (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 29, 2019)

10.29	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019)

10.30	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019

10.31	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019

10.32+	License Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed on October 11, 2019)

10.33+	Service Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.4 of our Current Report on Form 8-K, filed on October 11, 2019)

10.34	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019)

10.35	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019)

10.36	Lease Agreement, dated November 20, 2019, between OncoSec Medical Incorporated and 3535/3565 General Atomics Court, LLC (incorporated by reference to Exhibit 10.1 of our form 10-Q, filed on December 13, 2019).

10.37	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited, (incorporated by refence to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.38	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.39	First Amendment to the Executive Employment Agreement entered into between the Company and Daniel J. O’Connor, dated November 7, 2017, as filed with the Securities and Exchange Commission on November 9, 2017, as Exhibit 10.1 on Form 8-K, executed on April 15, 2020 (incorporated by reference to Exhibit 10.1 on Form 8-K filed with the SEC on April 20, 2020).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017)

23.1	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C. (incorporated by reference to Exhibit 23.1 of our Annual Report on Form 10-K filed with the SEC on October 28, 2020)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Interim Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Interim Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instant Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Daniel J. O’Connor
Date: November 30, 2020		Daniel J. O’Connor
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

/s/ Daniel J. O’Connor	President, Chief Executive Officer and Director	November 30, 2020
Daniel J. O’Connor, J.D.	(Principal Executive Officer)

/s/ Robert J. DelAversano	Principal Accounting Officer and Controller	November 30, 2020
Robert J. DelAversano	(Interim Principal Financial Officer and Principal Accounting Officer)

/s/ Margaret Dalesandro	Chair of the Board	November 30, 2020
Margaret Dalesandro, PhD

/s/ James DeMesa	Director	November 30, 2020
Dr. James DeMesa

/s/ Joon Kim	Director	November 30, 2020
Joon Kim

/s/ Herbert Kim Lyerly	Director	November 30, 2020
Dr. Herbert Kim Lyerly

/s/ Kevin R. Smith	Director	November 30, 2020
Kevin R. Smith

/s/ Robert Ward	Director	November 30, 2020
Robert Ward

	Director	November 30, 2020
Yuhang Zhao

	Director	November 30, 2020
Chao Zhou

