Form 10-Q
period 2020-10-31
ONCOSEC MEDICAL Inc
filed 2020-12-11
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 27,991,274 as of December 11, 2020.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2020	July 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$23,975,629	$20,354,462
Prepaid expenses and other current assets	2,739,162	2,467,223
Total Current Assets	26,714,791	22,821,685
Property and equipment, net	764,450	814,494
Operating lease right-of-use assets	6,127,348	5,948,224
Other long-term assets	315,080	319,058
Total Assets	$33,921,669	$29,903,461

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$9,602,226	$7,923,036
Accrued compensation related	186,622	285,127
Operating lease liabilities	638,091	500,357
Notes payable	642,003	969,509
Total Current Liabilities	11,068,942	9,678,029
Operating lease liabilities, net of current portion	5,978,318	5,874,442
Notes payable, net of current portion	643,684	480,554
Total Liabilities	17,690,944	16,033,025

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 100,000,000 and 100,000,000 common shares with a par value of $0.0001 as of October 31, 2020 and July 31, 2020, respectively, common stock issued and outstanding — 27,694,604 and 23,054,474 common shares as of October 31, 2020 and July 31, 2020, respectively	2,769	2,305
Additional paid-in capital	230,282,585	214,789,808
Warrants issued and outstanding – 3,114,288 as of October 31, 2020 and July 31, 2020, respectively	5,708,127	5,708,127
Accumulated other comprehensive income (loss)	72,811	(19,504)
Accumulated deficit	(219,835,567)	(206,610,300)
Total Stockholders’ Equity	16,230,725	13,870,436
Total Liabilities and Stockholders’ Equity	$33,921,669	$29,903,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2020	October 31, 2019
Revenue	$-	$-
Expenses:
Research and development	9,799,361	5,420,159
General and administrative	3,240,732	4,418,217
Loss from operations	(13,040,093)	(9,838,376)
Other (expense) income, net	(623)	82,387
Interest expense	(6,134)	(992)
Foreign currency exchange loss, net	(176,917)	(3,503)
Loss before income taxes	(13,223,767)	(9,760,484)
Income tax expense	1,500	-
Net loss	$(13,225,267)	$(9,760,484)
Basic and diluted net loss per common share	$(0.49)	$(0.92)
Weighted average shares used in computing basic and diluted net loss per common share	26,771,176	10,648,540

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31, 2020	October 31, 2019

Net Loss	$(13,225,267)	$(9,760,484)
Foreign currency translation adjustments	92,315	(15,649)
Comprehensive Loss	$(13,132,952)	$(9,776,133)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended October 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Stock-based compensation expense	6,541	—	1,894,022	—	—	—	—	1,894,022
Tax withholdings paid on equity awards	—	—	(13,532)	—	—	—	—	(13,532)
Tax shares sold to pay for tax withholdings on equity awards	—	—	14,113	—	—	—	—	14,113
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
Common stock issued for services	25,000	3	84,997	—	—	—	—	85,000
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,225,267)	(13,225,267)
Other comprehensive income	—	—	—	—	—	92,315	—	92,315
Balance, October 31, 2020	27,694,604	$2,769	$230,282,585	3,114,288	$5,708,127	$72,811	$(219,835,567)	$16,230,725

Three Months Ended October 31, 2019

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Stock-based compensation expense	11,698	1	574,069	—	—	—	—	574,070
Tax withholdings paid on equity awards	—	—	(8,065)	—	—	—	—	(8,065)
Tax shares sold to pay for tax withholdings on equity awards	—	—	6,964	—	—	—	—	6,964
Common stock issued for services	35,687	4	219,168	—	—	—	—	219,172
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,760,484)	(9,760,484)
Other comprehensive loss	—	—	—	—	—	(15,649)	—	(15,649)
Balance, October 31, 2019	10,680,428	$1,068	$178,448,285	3,631,953	$10,809,724	$153,388	$(174,117,358)	$15,295,107

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2020	October 31, 2019
Operating activities
Net loss	$(13,225,267)	$(9,760,484)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50,044	56,071
Amortization of right-of-use asset	209,248	169,625
Stock-based compensation	1,894,022	574,070
Common stock issued for services	85,000	202,505
Foreign currency exchange loss, net	176,917	3,503
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(288,993)	(345,232)
Other long-term assets	(8)	(505)
Accounts payable and accrued liabilities	1,605,700	1,295,565
Accrued compensation related	(98,505)	(36,062)
Operating lease liabilities	(146,762)	(290,268)
Net cash used in operating activities	(9,738,604)	(8,131,212)
Financing activities
Proceeds from issuance of common stock	14,977,914	-
Payment of financing and offering costs	(1,432,861)	-
Principal payments on note payable	(164,376)	(62,300)
Tax withholdings paid on equity awards	(13,532)	(8,065)
Tax shares sold to pay for tax withholdings on equity awards	14,113	6,964
Net cash provided by (used in) financing activities	13,381,258	(63,401)
Effect of exchange rate changes on cash and cash equivalents	(21,487)	(6,964)
Net increase (decrease) in cash and cash equivalents	3,621,167	(8,201,577)
Cash and cash equivalents, at beginning of period	20,354,462	25,147,780
Cash and cash equivalents, at end of period	$23,975,629	$16,946,203

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$3,741	$1,322
Income taxes	$1,500	$-
Noncash investing and financing transactions:
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$388,372	$-
Amounts accrued for offering costs	$31,415	$-

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

The Company’s KEYNOTE-695 study targets melanoma patients who are definitive anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is fully enrolled and currently treating patients. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in the United States, Canada, Australia and Europe.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 study, Cohort 1 final patient treatment was completed in December 2020. The Company completed enrollment in fourth quarter 2019 and provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019 and December 2020. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In June 2020, the Company amended its second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer. This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890, Cohort 2 study is currently expected to begin enrolling patients in calendar year 2021 during the first quarter. The Company expects to complete enrollment in within fifteen months and provided interim preliminary data from this study at a future medical conference. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

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

On November 24, 2020 the Company announced that it gained exclusive rights to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics (“IGEA”). The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s visceral lesion applicator (VLA) program, used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma.

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™ (interleukin-12 or “IL-12” plasmid), in combination with an immunogenic component of the SARS-CoV-2 virus recently developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”) and licensed to the Company on a non-exclusive basis. Providence investigators filed an Investigator-Initiated Investigational New Drug (“IND”) Application with the United States Food and Drug Administration (“FDA”) and have designed a clinical trial protocol that will evaluate the vaccination of healthy adult volunteers utilizing CORVax12 and the Cliniporator®. The Company announced that the IND was accepted by the FDA on October 29, 2020 and the first patient is expected to be dosed in December of 2020 at Providence. The trial will also include extensive immune monitoring.

The Company will supply TAVO and the Cliniporator® to Providence as part of this effort and does not anticipate any additional capital commitment at this time. Additionally, the Company will contribute manufacturing, preclinical, and prior clinical information and data for TAVO, along with manufacturing data with respect to the generator, to support FDA’s allowance of the Providence IND. Providence will hold the IND, if cleared by the FDA, and perform the preclinical and clinical development work.

In May 2019, the Company commenced an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with Squamous Cell Carcinoma Head & Neck Cancer (“SCCHN”) and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients and is expected to complete enrollment within eighteen months.

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

The VLA has been designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator® to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology (“SIR”), where it presented preclinical data on both the VLA and APOLLO generator. The poster at SIO was awarded “Best Technology Scientific Abstract”. Additionally, the Company has successfully completed several large animal studies and aim to bring the VLA into the clinic in 2021. By using the Company’s next-generation technology with the VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s propriety plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In June 2020, the Company had two poster presentations at the 2020 America Association for Cancer Research (“AACR”) where the Company presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

The Company has established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and made it available under Australia’s Special Access Scheme (“SAS”) early in calendar year 2020. As a specialized Australian pharmaceutical company focused on the marketing and sales of high-quality medicines to the hospital sector, Emerge has previously made numerous other products successfully available under Australia’s SAS.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2020, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three months ended October 31, 2020 and 2019, and the condensed consolidated statements of cash flows for the three months ended October 31, 2020 and 2019, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended October 31, 2020 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2021, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2020, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2020, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 30, 2020. The condensed consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate (“IBR”) for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Accruals for Research and Development Expenses and Clinical Trials

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company accounts for these expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company determines accrual estimates through financial models and takes into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates.

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

The development and determination of the unobservable inputs for Level 3 fair value measurements and fair value calculations are the responsibility of the Company’s management.

Changes in fair value measurements categorized within Level 3 of the fair value hierarchy are analyzed each period based on changes in estimates or assumptions and recorded as appropriate.

The Company had no assets or liabilities that required remeasurement on a recurring basis as of October 31, 2020 and July 31, 2020.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of October 31, 2020, and July 31, 2020, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three Months Ended October 31, 2020	For the Three Months Ended October 31, 2019
Stock options	2,520,639	893,384
Restricted stock units	25,873	66,258
Warrants	3,114,288	3,631,953
Total	5,660,800	4,591,595

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets.

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

Tax Reform

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2020. Other than the proceeds from the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three months ended October 31, 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

Note 3— Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $220 million as of October 31, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of October 31, 2020, the Company had cash and cash equivalents of $24.0 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.4 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2020	July 31, 2020
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,226,550)	(1,176,506)
Total	$764,450	$814,494

Depreciation and amortization expense recorded for the three months ended October 31, 2020 and 2019 was approximately $0.1 million and $0.1 million, respectively.

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2020	July 31, 2020
Research and development costs	$6,521,583	$4,730,347
Professional services fees	2,753,538	3,097,881
Other	327,105	94,808
Total	$9,602,226	$7,923,036

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2020	July 31, 2020
Accrued payroll	$164,882	$279,473
401K payable	21,740	5,654
Total	$186,622	$285,127

Note 5—Notes Payable

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years. If the Company does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness. The Company’s covered period began on April 30, 2020 and ended on October 15, 2020. Monthly payments will be due beginning August 15, 2021 if the Loan is not forgiven. Interest accrues at 1% per year, effective on the date of initial disbursement. The outstanding principal balance on the loan as of October 31, 2020 was $952,744.

Pursuant to the terms of the CARES Act and any implementing rules and regulations, the Company may apply for the Loan to be forgiven by the SBA in whole or in part beginning no sooner than seven weeks from the date of initial disbursement. The Company believes that it has used the proceeds from the Loan for purposes consistent with the PPP. While the Company currently believes that its use of the Loan proceeds will meet the conditions for forgiveness of the Loan, the Company cannot assure that it will be eligible for forgiveness of the Loan, in whole or in part. Any Loan balance remaining following potential forgiveness by the SBA will be fully re-amortized over the remaining term of the Loan. If the Loan is not forgiven the entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable on April 30, 2022.

On June 18, 2020, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $551,803, which would accrue interest at 3.381% per annum, to partially fund the payment of the premium of the Company’s director & officer insurance. The agreement requires the Company to make ten monthly payments of $56,039, including interest, starting on July 18, 2020. At October 31, 2020, the outstanding balance related to this finance agreement was $332,943.

Future minimum payments under note payable liabilities as of October 31, 2020 are as follows:

Years ending July 31,
2021	$642,003
2022	643,684
Total	$1,285,687

Note 6—Stockholders’ Equity

August 2020 Offering

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering. The gross proceeds from the offering were approximately $15.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $13.5 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 8.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.3 million.

Outstanding Warrants

At October 31, 2020, the Company had outstanding warrants to purchase 3,114,288 shares of its common stock, with exercise prices ranging from $3.45 to $43.75, all of which were classified as equity instruments. These warrants expire at various dates between November 2020 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 3,350,000 shares for issuance. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees and are exercisable for a maximum period of 10 years after the date of grant. Stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Stock Option Awards

During the three months ended October 31, 2020, the compensation committee approved the accelerated vesting of 791,019 and 91,666 previously granted time-vesting awards for employees and directors, respectively. The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

●	The unamortized compensation costs associated with the time-vesting options was expensed on the date of acceleration, which was approximately $1.2 million and $0.1 million for the employees and directors, respectively.

●	Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing additional compensation cost for any incremental value. The Company computed the fair value of the award immediately prior to the modification and compared the fair value to that of the modified award. Since the value of the awards were less after the modification as compared to immediately prior to the modification, no additional compensation expense was recorded.

Stock Options

During the three months ended October 31, 2020, the Company granted options to purchase 726,576, 125,000 and 25,000 shares of its common stock to employees, directors and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $3.43 to $3.82. The stock options issued to directors have a 10-year term, vest over one year and have an exercise price of $3.43. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $3.82.

During the three months ended October 31, 2020, the Company granted options to purchase 300,000 shares of its common stock to an employee outside the 2011 Plan. The stock options issued to the employee have a 10-year term, vest over one year and have an exercise price of $3.56.

During the three months ended October 31, 2019, the Company granted options to purchase 4,900 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $1.89 and $2.21.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2020	Three Months Ended October 31, 2019
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	0.27 -0.52%	1.35 – 1.57%
Volatility	85.31 – 88.44%	80.93 –83.66%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the three months ended October 31, 2020:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2020	1,442,856	$1.65
Granted	1,176,576	$3.68
Forfeited/Cancelled	(98,793)	$3.44
Outstanding - October 31, 2020	2,520,639	$2.52
Outstanding and expected to vest – October 31, 2020	2,520,639	$2.52
Exercisable – October 31, 2020	1,451,164	$1.79

As of October 31, 2020, the total intrinsic value of options outstanding and exercisable was $3.2 million and $2.9 million, respectively. As of October 31, 2020, the Company has approximately $2.5 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 2.17 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.9 million, which included approximately $1.3 million related to the accelerated vesting of time-vesting options. Of the total expense, $1.0 million was recorded to research and development and $0.9 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2020.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2019 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.5 million. Of this balance, $0.2 million was recorded to research and development and $0.3 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2019.

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2020 and 2019 was $2.58 and $1.34, respectively.

Restricted Stock Units (“RSUs”)

For the three months ended October 31, 2020, the Company recorded approximately $27,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of October 31, 2020, there were 25,873 restricted stock units (“RSUs”) outstanding. During the three months ended October 31, 2020, 6,541 RSU’s vested.

For the three months ended October 31, 2019, the Company recorded $0.1 million in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

Shares Issued to Consultants

During the three months ended October 31, 2020, 25,000 shares of common stock valued at approximately $0.1 million were issued to a consultant for services. The common stock share values were based on the date the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.1 million during the three months ended October 31, 2020.

During the three months ended October 31, 2019, 35,687 shares of common stock valued at approximately $0.2 million were issued to consultants for services. The common stock share values were based on the dates the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.2 million during three months ended October 31, 2019.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. At October 31, 2020, there were 33,409 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended January 31, 2021, the following assumptions were used: six-month maturity, 0.1% risk free interest, 122.84% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2020, the following assumptions were used: six-month maturity, 2.04% risk free interest, 90.64% volatility, 0% forfeitures and $0 dividends.

Approximately $4,100 and $2,700 was recorded as stock-based compensation during the three months ended October 31, 2020 and 2019, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at October 31, 2020:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,520,639
Common Stock reserved for restricted stock unit release	25,873
Common Stock authorized for future grant under the 2011 Plan	839,118
Common Stock reserved for warrant exercise	3,114,288
Commons Stock reserved for future ESPP issuance	33,409
Total Common Stock reserved for future issuance	6,533,327

Note 8—Commitments and Contingencies

Contingencies

In June 2019, Dana Farber Cancer Institute (“DFCI”) and OncoSec (each a “Party” and collectively the “Parties”) entered into a Sponsored Research Agreement (the “SRA”). On May 11, 2020, the SRA was terminated by DFCI, after a dispute arose between the parties. The Parties resolved the dispute through mediation and reached an agreement in principle. OncoSec agreed to pay DFCI a total of $900,000 in full and complete satisfaction of any and all claims that DFCI may have for reimbursement of expenses under the SRA in two equal installments of $450,000, the first of which shall be due on December 7, 2020 and the second of which shall be due on or before March 31, 2021. As of October 31, 2020, the Company has accrued $0.9 million, under the agreement and is included in accounts payable and accrued liabilities at October 31, 2020 in the accompanying condensed consolidated balance sheets.

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

Note 9 – Leases

Lease Agreements

On August 25, 2020, the Company entered into a second amended lease agreement (“Second Amendment”) with MawIt Inc. to further extend the lease term at 24 N. Main Street, Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. Under the Second Amendment, effective January 1, 2021, the lease term is extended through and included December 31, 2021 and the base rent for 2021 is $12,416 per month. The lease term shall automatically renew for up to two additional one-year terms unless the Company gives the Landlord a notice of non-renewal at least six months prior to the end of the renewal term then in effect. During 2022, the base rent will be $12,665 per month and during 2023, the base rent will be $12,918 per month. The Company accounted for the Second Lease Amendment as a contract modification, and accordingly, recorded an additional ROU for approximately $388,000 and lease liabilities of approximately $388,000 for this operating lease.

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of October 31, 2020.

Supplemental balance sheet information related to leases as of October 31, 2020 was as follows:

Operating Leases:
Operating lease right-of-use assets	$6,127,348
Operating Leases:
Current portion included in current liabilities	$638,091
Long-term portion included in non-current liabilities	5,978,318
Total operating lease liabilities	$6,616,409

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended October 31, 2020	For the Three Months Ended October 31, 2019
Operating lease cost	$371,958	$212,367
Total lease expense	$371,958	$212,367

Other information related to leases where the Company is the lessee is as follows:

As of October 31, 2020
Weighted-average remaining lease term	5.7 years

Weighted-average discount rate	9.93%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended October 31, 2020	For the Three Months Ended October 31, 2019
Cash paid for operating lease liabilities	$310,177	$333,011
Total cash flows related to operating lease liabilities	$310,177	$333,011

Future minimum lease payments under non-cancellable leases as of October 31, 2020 were as follows:

Years ending July 31,
2021	$893,682
2022	1,543,000
2023	1,585,224
2024	1,539,142
2025	1,516,126
Thereafter	1,774,569
Total minimum lease payments	8,851,743
Less: Imputed interest	(2,235,334)
Total	$6,616,409

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $28,000 and $38,000 for the three months ended October 31, 2020 and 2019, respectively.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions.

On February 12, 2020, the Company entered into a consulting agreement with the spouse of the Company’s Chief Scientific Officer. The term of the agreement is four months and can be extended by written agreement. The agreement provides for an hourly based fee structure for assisting the Company with matters related to oncology and device development related to the Company’s platform. In addition to an hourly based fee structure, the consultant will be eligible to receive stock option awards. On June 12, 2020, the Company amended the consulting agreement, extending the term of the existing agreement until December 12, 2020. In addition, the consultant was granted 30,000 non-qualified stock options valued at approximately $48,000 on the date of grant. The non-qualified stock options have a 10-year term, vest immediately and have an exercise price of $1.56. The consultant was paid consulting fees of approximately $0.2 million during the three months ended October 31, 2020. As of October 31, 2020, the Company accrued consulting fees of approximately $25,000 under the consulting agreement and this is included in accounts payable and accrued liabilities at October 31, 2020 in the accompanying condensed consolidated balance sheets. Effective October 9, 2020, the Company hired the consultant as an employee.

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering (See Note 6). Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”) participated in the registered direct offering. Prior to the closing of the registered direct offering, CGP and Sirtex owned 43.38% and 8.68%, respectively, of the outstanding shares of common stock of the Company. Upon closing of the registered direct offering, CGP and Sirtex maintained their respective ownership percentages of the outstanding shares of common stock of the Company.

Note 12—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

Subsequent to October 31, 2020, warrants to purchase 133,375 shares of common stock were exercised for aggregate proceeds of approximately $0.5 million.

Subsequent to October 31, 2020, options to purchase 138,004 shares of common stock were exercised for aggregate proceeds of approximately $0.2 million.

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

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2020 filed with the SEC on October 28, 2020, and as amended (the “Annual Report”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, sources of capital and ability to maintain our operations as a going concern, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

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

Our operational and financial performance have already been affected by the impact of the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. The extent of the impact on our operations cannot be ascertained at this time.

Results of Operations for the Three Months Ended October 31, 2020 Compared to the Three Months Ended October 31, 2019

The unaudited financial data for the three months ended October 31, 2020 and October 31, 2019 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2020	October 31, 2019	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	9,799,361	5,420,159	4,379,202	81
General and administrative	3,240,732	4,418,217	(1,177,485)	(27)
Loss from operations	(13,040,093)	(9,838,376)	3,201,717	33
Other (expense) income, net	(623)	82,387	(83,010)	(101)
Interest expense	(6,134)	(992)	5,142	518
Foreign currency exchange loss, net	(176,917)	(3,503)	173,414	4,950
Loss before income taxes	(13,223,767)	(9,760,484)	3,463,283	35
Income tax expense	1,500	-	1,500	100
Net loss	$(13,225,267)	$(9,760,484)	$3,464,783	35

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $4.4 million, from $5.4 million during the three months ended October 31, 2019 to $9.8 million during the three months ended October 31, 2020. This increase was primarily due to the following approximate increases: (i) $3.1 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $0.9 million increase in stock-based compensation expense primarily as a result of the accelerated vesting of time-vesting options and (iii) $0.3 million increase in payroll and related benefits expenses, primarily due to additional headcount and merit increases.

General and Administrative

Our general and administrative expenses decreased by approximately $1.2 million, from $4.4 million during the three months ended October 31, 2019, to $3.2 million during the three months ended October 31, 2020. This decrease was largely due to the following approximate decreases: (i) $0.8 million in general corporate and legal patent costs (ii) $0.5 million in consulting costs and (iii) $0.1 million in payroll and benefits related expenses primarily due to the resignation of the CFO in January 2020. These decreases were partially offset by a $0.3 million increase in stock-based compensation expense primarily as a result of the accelerated vesting of time-vesting options.

Other (Expense) Income, Net

Other (expense) income, net, decreased by approximately $83,000 from income of $82,000 for the three months ended October 31, 2019 to an expense of $1,000 for the three months ended October 31, 2020. This decrease was primarily due to reduced interest income as a result of lower cash balances as well as a lower return on our investments for these respective periods.

Foreign Currency Exchange Loss, Net

Foreign currency exchange loss, net, increased by approximately $0.2 million during the three months ended October 31, 2020 as compared to the three months ended October 31, 2019. This increase was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2020	At July 31, 2020
Current assets	$26,714,791	$22,821,685
Current liabilities	11,068,942	9,678,030
Working capital	$15,645,849	$13,143,655

Current Assets

Current assets as of October 31, 2020 increased by $3.9 million to $26.7 million, from $22.8 million as of July 31, 2020. This increase was primarily due to the $13.5 million net proceeds received from the August 2020 registered direct offering. The proceeds from the offering were offset by cash used to support our operations during the three months ended October 31, 2020.

Current Liabilities

Current liabilities as of October 31, 2020 increased by $1.4 million to $11.1 million, from $9.7 million as of July 31, 2020. This increase was primarily due to an increase in accounts payable and accrued expenses pertaining to our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2020 was $9.7 million, as compared to $8.1 million for the three months ended October 31, 2019. The $1.6 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities, amounts for the Alpha Holdings, Inc. litigation and contested proxy incurred in the prior fiscal year and general working capital requirements.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $13.4 million for the three months ended October 31, 2020, as compared to $0.1 million cash used in financing activities for the three months ended October 31, 2019. Net proceeds during the three months ended October 31, 2020 was primarily attributable to the $13.5 million net proceeds received from the August 2020 registered direct offering (see “Sources of Capital” below).

Uses of Cash and Cash Requirements

Our primary uses of cash have been to finance clinical and research and development activities focused on the identification and discovery of new potential product candidates, the development of innovative and proprietary medical approaches for the treatment of cancer, and the design and advancement of pre-clinical and clinical trials and studies related to our pipeline of product candidates. We have also used our capital resources on general and administrative activities and building and strengthening our corporate infrastructure, programs and procedures to enable compliance with applicable federal, state and local laws and regulations.

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an inception-to date-loss of $220 million as of October 31, 2020. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements elsewhere in this Form 10-Q. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of October 31, 2020, the Company had cash and cash equivalents of $24.0 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. The Company currently estimates its monthly working capital requirements to be approximately $2.4 million, although the Company may modify or deviate from this estimate and it is likely that the Company’s actual operating expenses and working capital requirements will vary from its estimate. Based on these expectations regarding future expenses, rate of consumption, as well as its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

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

Registered Direct Offering

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering. The gross proceeds of the offering were approximately $15.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $13.5 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 8.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.3 million.

Sale of New Jersey Net Operating Losses (NOLs)

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2019.

Small Business Administration Loan

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years. If the Company does not apply for loan forgiveness, payments are deferred 10 months after the end of the covered period for the borrower’s loan forgiveness. The Company’s covered period began on April 30, 2020 and ended on October 15, 2020. Monthly payments will be due beginning August 15, 2021 if the Loan is not forgiven. Interest accrues at 1% per year, effective on the date of initial disbursement.

CGP and Sirtex

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with CGP and its affiliate, Sirtex. On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”) pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for an aggregate purchase price of $30.0 million. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million.

Critical Accounting Policies

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

Accruals for Research and Development Expenses and Clinical Trials

The Company is required to estimate its expenses resulting from its obligations under contracts with vendors, clinical research organizations and consultants and under clinical site agreements in connection with conducting clinical trials. The financial terms of these contracts vary from contract to contract and may result in payment terms that do not match the periods over which materials or services are provided under such contracts. The Company accounts for these expenses in its financial statements by matching those expenses with the period in which services are performed and efforts are expended. The Company determines accrual estimates through financial models and takes into account discussion with applicable personnel and outside service providers as to the progress of clinical trials, or the services completed. The Company makes estimates of its accrued expenses as of each balance sheet date based on the facts and circumstances known to it at that time. The Company’s clinical trial accruals are dependent upon the timely and accurate reporting of contract research organizations and other third-party vendors. During the course of a clinical trial, the Company adjusts its clinical expense recognition if actual results differ from its estimates.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease ROU assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s condensed consolidated balance sheets.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Principal Accounting Officer and Controller (our interim principal financial officer), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Principal Accounting Officer and Controller, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2020. Based on such evaluation, our President and Chief Executive Officer and our Principal Accounting Officer and Controller concluded that, as of October 31, 2020, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our President and Chief Executive Officer and Principal Accounting Officer and Controller, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Footnote 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1*	Second Amendment to Agreement of Lease, dated August 25, 2020, by and between Mawlt, Inc. and OncoSec Medical Incorporated

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: December 11, 2020

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller
(Interim Principal Financial Officer)

Dated: December 11, 2020

