Form 10-Q
period 2021-01-31
ONCOSEC MEDICAL Inc
filed 2021-03-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 37,159,684 as of March 12, 2021.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	January 31, 2021	July 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$60,330,571	$20,354,462
Prepaid expenses and other current assets	2,273,201	2,467,223
Total Current Assets	62,603,772	22,821,685
Property and equipment, net	718,073	814,494
Intangible assets, net	483,353	-
Operating lease right-of-use assets	5,869,984	5,948,224
Other long-term assets	331,319	319,058
Total Assets	$70,006,501	$29,903,461

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$8,850,352	$7,923,036
Accrued compensation related	369,168	285,127
Operating lease liabilities	784,371	500,357
Notes payable	797,674	969,509
Total Current Liabilities	10,801,565	9,678,029
Operating lease liabilities, net of current portion	5,739,873	5,874,442
Liability under co-promotion agreement - related party	5,000,000	-
Notes payable, net of current portion	322,244	480,554
Total Liabilities	21,863,682	16,033,025

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 100,000,000 and 100,000,000 common shares with a par value of $0.0001 as of January 31, 2021 and July 31, 2020, respectively, common stock issued and outstanding — 36,491,976 and 23,054,474 common shares as of January 31, 2021 and July 31, 2020, respectively	3,649	2,305
Additional paid-in capital	274,633,208	214,789,808
Warrants issued and outstanding – 2,221,315 and 3,114,288 warrants as of January 31, 2021 and July 31, 2020, respectively	4,330,949	5,708,127
Accumulated other comprehensive loss	(285,323)	(19,504)
Accumulated deficit	(230,539,664)	(206,610,300)
Total Stockholders’ Equity	48,142,819	13,870,436
Total Liabilities and Stockholders’ Equity	$70,006,501	$29,903,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020
Revenue	$-	$-	$-	$-
Expenses:
Research and development	8,915,381	6,055,218	18,714,740	11,485,031
General and administrative	2,110,696	7,468,375	5,351,429	11,886,660
Loss from operations	(11,026,077)	(13,523,593)	(24,066,169)	(23,371,691)
Other (expense) income, net	(440)	46,768	(1,063)	128,697
Interest expense	(4,722)	(78)	(10,856)	(1,070)
Foreign currency exchange gain (loss), net	328,592	(154,672)	151,674	(147,995)
Loss before income taxes	(10,702,647)	(13,631,575)	(23,926,414)	(23,392,059)
Income tax expense	1,450	2,450	2,950	2,450
Net loss	$(10,704,097)	$(13,634,025)	$(23,929,364)	$(23,394,509)
Basic and diluted net loss per common share	$(0.37)	$(1.27)	$(0.86)	$(2.19)
Weighted average shares used in computing basic and diluted net loss per common share	28,676,719	10,712,022	27,723,948	10,680,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2021	January 31, 2020	January 31, 2021	January 31, 2020

Net Loss	$(10,704,097)	$(13,634,025)	$(23,929,364)	$(23,394,509)
Foreign currency translation adjustments	(358,134)	98,134	(265,819)	82,485
Comprehensive Loss	$(11,062,231)	$(13,535,891)	$(24,195,183)	$(23,312,024)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended January 31, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, October 31, 2020	27,694,604	$2,769	$230,282,585	3,114,288	$5,708,127	$72,811	$(219,835,567)	$16,230,725
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	882,261	88	4,178,747	(882,261)	(1,135,035)	—	—	3,043,800
Exercise of common stock options	158,248	16	261,710	—	—	—	—	261,726
Stock-based compensation expense	6,541	1	478,158	—	—	—	—	478,159
Tax withholdings paid on equity awards	—	—	(12,927)	—	—	—	—	(12,927)
Tax shares sold to pay for tax withholdings on equity awards	—	—	13,937	—	—	—	—	13,937
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Common stock issued for services	37,500	4	127,496	—	—	—	—	127,500
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(10,704,097)	(10,704,097)
Other comprehensive income	—	—	—	—	—	(358,134)	—	(358,134)
Balance, January 31, 2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819

Six Months Ended January 31, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	882,261	88	4,178,747	(882,261)	(1,135,035)	—	—	3,043,800
Exercise of common stock options	158,248	16	261,710	—	—	—	—	261,726
Stock-based compensation expense	13,082	1	2,372,180	—	—	—	—	2,372,181
Tax withholdings paid on equity awards	—	—	(26,459)	—	—	—	—	(26,459)
Tax shares sold to pay for tax withholdings on equity awards	—	—	28,049	—	—	—	—	28,049
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Common stock issued for services	62,500	7	212,494	—	—	—	—	212,501
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,929,364)	(23,929,364)
Other comprehensive loss	—	—	—	—	—	(265,819)	—	(265,819)
Balance, January 31,2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819

Three Months Ended January 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, October 31, 2019	10,680,428	$1,068	$178,448,285	3,631,953	$10,809,724	$153,388	$(174,117,358)	$15,295,107
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	10,448	1	1,366,392	—	—	—	—	1,366,393
Tax withholdings paid on equity awards	—	—	(7,611)	—	—	—	—	(7,611)
Tax shares sold to pay for tax withholdings on equity awards	—	—	8,632	—	—	—	—	8,632
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Common stock issued for services	58,812	6	247,595	—	—	—	—	247,601
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(13,634,025)	(13,634,025)
Other comprehensive income	—	—	—	—	—	98,134	—	98,134
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,522	$(187,751,383)	$3,174,931

Six Months Ended January 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	22,146	2	1,940,461	—	—	—	—	1,940,463
Tax withholdings paid on equity awards	—	—	(15,676)	—	—	—	—	(15,676)
Tax shares sold to pay for tax withholdings on equity awards	—	—	15,596	—	—	—	—	15,596
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Common stock issued for services	94,499	10	466,763	—	—	—	—	466,773
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(23,394,509)	(23,394,509)
Other comprehensive income	—	—	—	—	—	82,485	—	82,485
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,522	$(187,751,383)	$3,174,931

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2021	January 31, 2020
Operating activities
Net loss	$(23,929,364)	$(23,394,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	108,068	111,568
Amortization of right-of-use asset	417,059	361,015
Stock-based compensation	2,372,181	1,940,463
Common stock issued for services	212,501	450,107
Foreign currency exchange (gain) loss, net	(151,674)	147,995
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	246,393	388,478
Other long-term assets	(21)	42,505
Accounts payable and accrued liabilities	240,307	5,222,378
Accrued compensation related	84,041	(267,522)
Operating lease liabilities	(189,373)	(574,334)
Net cash used in operating activities	(20,589,882)	(15,571,856)

Investing Activities
Purchase of intangible assets	(250,000)	-
Net cash used in investing activities	(250,000)	-

Financing activities
Proceeds from issuance of common stock through ESPP	5,798	4,744
Proceeds from issuance of common stock	57,004,411	-
Payment of financing and offering costs	(4,157,379)	-
Proceeds from exercise of warrants	3,043,800	-
Proceeds from exercise of options	261,726	-
Proceeds from co-promotion agreement	5,000,000	-
Cash paid for stock options cancellation	-	(25,819)
Cash paid for repurchase of warrants	-	(178,225)
Principal payments on note payable	(330,144)	(83,760)
Tax withholdings paid on equity awards	(26,459)	(15,676)
Tax shares sold to pay for tax withholdings on equity awards	28,049	15,596
Net cash provided by (used in) financing activities	60,829,802	(283,140)
Effect of exchange rate changes on cash and cash equivalents	(13,811)	(36,433)
Net increase (decrease) in cash and cash equivalents	39,976,109	(15,891,429)
Cash and cash equivalents, at beginning of period	20,354,462	25,147,780
Cash and cash equivalents, at end of period	$60,330,571	$9,256,351

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$6,089	$1,624
Income taxes	$2,950	$2,450
Noncash investing and financing transactions:
Amount accrued for purchase of intangible asset	$245,000	$-
Expiration of warrants	$242,143	$2,465,396
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$338,819	$5,288,981
Amounts accrued for offering costs	$277,062	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (together with its subsidiary, unless the context indicates otherwise, being collectively referred to as the “Company”) began its operations as a biotechnology company in March 2011. The Company has not generated any revenues since its inception. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions, Inc. and changed its name in March 2011 when it began operating as a biotechnology company.

The Company is a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and guide an anti-tumor immune response for the treatment of cancer. Its core technology platform, ImmunoPulse®, is a drug-device therapeutic modality comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (“OMS”) Electroporation device” or “OMS EP device”). The OMS EP device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits.

The Company’s primary focus is to pursue its clinical trials of TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint refractory metastatic melanoma and metastatic triple negative breast cancer (“TNBC”).

The Company’s KEYNOTE-695 study targets melanoma patients who are anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is fully enrolled and currently treating patients. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients of TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint refractory (either nivolumab or pembrolizumab) metastatic melanoma being conducted in the United States, Canada, Australia and Europe. The Company provided interim preliminary data from this study at the Society of Immunotherapy of Cancer (SITC) in November 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment of both ipilimumab and nivolumab.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890 study, Cohort 1 final patient treatment was completed in December 2020. The Company completed enrollment in fourth quarter 2019 and provided interim preliminary data from this study at the San Antonio Breast Cancer Symposium in December 2019 and December 2020. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In June 2020, the Company amended its second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC. This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890, Cohort 2 study began enrolling patients in January of 2021. The Company expects to complete enrollment within fifteen months from the start of enrollment and expects to provide interim preliminary data from this study at a future medical conference. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In August 2020, the Company commenced an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO®(nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This investigator-initiated Phase 2 study has been designed to evaluate whether the addition of TAVO can increase the anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study began enrolling patients in December of 2020 and is expected to complete enrollment within eighteen months of the start of enrollment.

In November 2020, the Company exclusively licensed rights to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s visceral lesion applicator (“VLA”) program. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma.

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”).  Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study.

In May 2019, the Company commenced an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with Squamous Cell Carcinoma Head & Neck Cancer and is a single-arm open-label clinical trial in which 35 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. OMS-131 is currently enrolling and treating patients and is expected to complete enrollment within the next eighteen months.

The Company intends to continue to pursue potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new VLA.

The new VLA has been designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator® to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology, where it presented preclinical data on both the new VLA and APOLLO generator. Additionally, the Company has successfully completed several large animal studies and aim to bring the new VLA into the clinic in 2021. By using the Company’s next-generation technology with the new VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s propriety plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In June 2020, the Company had two poster presentations at the 2020 America Association for Cancer Research (“AACR”) where the Company presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2021 and 2020, and the condensed consolidated statements of cash flows for the six months ended January 31, 2021 and 2020, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended January 31, 2021 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2021, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2020, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2020, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 30, 2020. The condensed consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Intangible Assets

Definite life intangible assets include a license. Intangible assets are recorded at cost. License agreements cost represent the fair value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects, as well as partner-funded collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries, stock-based compensation and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use, are expensed when incurred.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of January 31, 2021 and July 31, 2020.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of January 31, 2021, and July 31, 2020, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Six Months Ended January 31, 2021	For the Three and Six Months Ended January 31, 2020
Stock options	2,359,604	15,000
Restricted stock units	19,332	47,998
Warrants	2,221,315	3,114,288
Total	4,600,251	3,177,286

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

Employee Stock Purchase Plan

Employees may elect to participate in the Company’s stockholder-approved employee stock purchase plan. The stock purchase plan allows for the purchase of the Company’s common stock at not less than 85% of the lesser of (i) the fair market value of a share of common stock on the beginning date of the offering period and (ii) the fair market value of a share of common stock on the purchase date of the offering period, subject to a share and dollar limit as defined in the plan and subject to the applicable legal requirements. There are two six-month offering periods during each fiscal year, ending on January 31 and July 31.

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

Tax Reform

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and may seek, any other available and appropriate potential benefits under the CARES Act as well as any future legislation signed into law during 2021. Other than the proceeds from the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and six months ended January 31, 2021 and 2020.

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

Note 3— Liquidity and Financial Condition

The Company’s products are being developed and have not generated revenue. As of January 31, 2021, the Company had approximately $60.3 million in cash and cash equivalents on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan into approximately the third calendar quarter of 2022. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

The Company recognizes it may need to raise additional capital in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2021	July 31, 2020
Equipment and furniture	$1,859,824	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	1,991,000	1,991,000
Accumulated depreciation and amortization	(1,272,927)	(1,176,506)
Total	$718,073	$814,494

Depreciation and amortization expense recorded for the three and six months ended January 31, 2021 was approximately $46,000 and $96,000, respectively. Depreciation and amortization expense recorded for the three and six months ended January 31, 2020 was approximately $56,000 and $112,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

January 31, 2021
License	$495,000
Accumulated amortization	(11,647)
Total	$483,353

In November 2020, the Company licensed generator technology for use in its clinical trials and other research and development efforts. Unless earlier terminated, the term of the license agreement will remain in effect for 85 months. The Company has determined that the license has alternative future uses in research and development projects. The value of the acquired license is recorded as an intangible asset with amortization over the estimated useful life of 85 months.

Intangible asset amortization expense recorded for the three and six months ended January 31, 2021 was approximately $12,000 and $12,000, respectively. Intangible asset expense recorded for both the three and six months ended January 31, 2020 was $0.

At January 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows (in thousands):

2021	$34,941
2022	69,882
2023	69,882
2024	69,882
2025	69,882
Thereafter	168,884
Total	$483,353

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2021	July 31, 2020
Research and development costs	$6,152,870	$4,730,347
Professional services fees	2,362,178	3,097,881
Other	335,304	94,808
Total	$8,850,352	$7,923,036

Accrued Compensation

Accrued compensation is comprised of the following:

	January 31, 2021	July 31, 2020
Accrued payroll	$361,067	$279,473
401K payable	8,101	5,654
Total	$369,168	$285,127

Note 5—Notes Payable

On April 27, 2020, the Company was granted a loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years. Monthly payments will be due beginning August 15, 2021 if the Loan is not forgiven. Interest accrues at 1% per year, effective on the date of initial disbursement. The outstanding principal balance on the loan as of January 31, 2021 was $952,744.

The Company submitted its application for full loan forgiveness on January 6, 2021. The Company believes that it has used the proceeds from the Loan for purposes consistent with the PPP. If the Loan is not forgiven the entire principal balance remaining unpaid, along with all accrued and unpaid interest, shall be due and payable on April 30, 2022.

On February 12, 2021, the Company received notice that the full Loan amount of $952,744 had been forgiven.

On June 18, 2020, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $551,803, which accrues interest at 3.381% per annum, to partially fund the payment of the premium of the Company’s director & officer insurance. The agreement requires the Company to make ten monthly payments of $56,039, including interest, starting on July 18, 2020. At January 31, 2021, the outstanding balance related to this finance agreement was $167,174.

Future minimum payments under note payable liabilities as of January 31, 2021 are as follows:

Years ending July 31,
2021 (remainder of fiscal year)	$167,174
2022	952,744
Total	$1,119,918

Note 6—Stockholders’ Equity

January 2021 Offering

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering. The gross proceeds from the offering were approximately $42.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $39.1 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 6.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.4 million.

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

Common Stock Option Exercise

During the six months ended January 31, 2021, shares of common stock issued related to option exercises totaled 158,248. The Company realized proceeds of approximately $0.3 million from the stock option exercises. There were no stock options exercised during the six months ended January 31, 2020.

Outstanding Warrants

During the six months ended January 31, 2021, shares of common stock issued related to warrant exercises totaled 882,261. The Company realized proceeds of approximately $3.0 million from the warrant exercises. There were no warrants exercised during the six months ended January 31, 2020.

During the six months ended January 31, 2020, the Company repurchased an aggregate of 266,098 warrants from certain warrant holders for an aggregate of approximately $0.2 million. The repurchase price was paid in cash, and upon repurchase, all of these warrants were cancelled.

At January 31, 2021, the Company had outstanding warrants to purchase 2,221,315 shares of its common stock, with exercise prices ranging from $3.45 to $22.69, all of which were classified as equity instruments. These warrants expire at various dates between May 2021 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 3,350,000 shares of common stock for issuance. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees and are exercisable for a maximum period of 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Modification of Stock Option Awards

During the six months ended January 31, 2021, the compensation committee of the Company’s Board of Directors approved the accelerated vesting of 791,019 and 91,666 previously granted time-vesting awards for employees and directors, respectively. The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

●	The unamortized compensation costs associated with the time-vesting options was expensed on the date of acceleration, which was approximately $1.2 million and $0.1 million for the employees and directors, respectively.

●	Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing additional compensation cost for any incremental value. The Company computed the fair value of the award immediately prior to the modification and compared the fair value to that of the modified award. Since the value of the awards were less after the modification as compared to immediately prior to the modification, no additional compensation expense was recorded.

During the six months ended January 31, 2020, the Company cancelled 878,534 outstanding common stock option awards under the following terms:

●	The Company entered into Stock Option Cancellation Agreements (the “Cancellation Agreements”) with certain executive officers, directors and other senior level employees of the Company, pursuant to which such individuals (the “Senior Level Option Holders”) agreed to the voluntary surrender and cancellation of certain previously granted stock options (the “Cancelled Options”) to purchase in the aggregate 699,140 shares of the Company’s common stock. Under the terms of the Cancellation Agreements, each Senior Level Option Holder and the Company acknowledged and agreed that the surrender and cancellation of the Cancelled Options was without any expectation on the part of each Senior Level Option Holder to receive, and without any obligation on the Company to pay or grant, any cash, equity awards or other consideration presently or in the future with respect to the Cancelled Options.

●	The Company cancelled outstanding common stock options held by employees and consultants other than the Senior Level Option Holders, pursuant to which such individuals were previously granted stock options to purchase in the aggregate 179,394 shares of the Company’s common stock, for aggregate cash consideration of approximately $26,000.

The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

●	A cancellation of an award that is not accompanied by the concurrent grant of (or offer to grant) a replacement award or other valuable consideration shall be accounted for as a repurchase for no consideration. Accordingly, any previously unrecognized compensation is recognized at the cancellation date.

●	The amount of cash paid to settle an equity-classified award is charged directly to equity as long as that amount is equal to or less than the fair-value-based measure of the award on the settlement date. To the extent that the settlement consideration exceeds the fair-value-based measure of the equity-classified award on the settlement date, that difference is recognized as additional compensation cost. The cash paid to settle employee and consultant equity-classified awards, other than the Senior Level Option Holders, was less than the fair-value-based measure of the award on the settlement date. The approximately $26,000 in cash paid to settle the equity-classified awards was charged directly to additional paid in capital.

Following the cancellation of the outstanding stock option awards described above, there were 15,000 stock option awards outstanding under the 2011 Plan. The Company recorded the previously unrecognized compensation cost related to the cancelled outstanding stock option awards of approximately $1.2 million on the date of cancellation.

Modification of Award

On October 2, 2019, the Company entered into an amendment to a consulting agreement with a consulting firm. Prior to the amendment, the Company was required to issue 3,000 shares of restricted common stock monthly for services through July 2, 2020. As per the terms of the amended agreement, starting October 2, 2019, the Company was required to issue 15,000 shares of restricted common stock monthly for services through July 2, 2020. Upon modification, it is required under ASC 718 to analyze the fair value of the instruments, before and after the modification, recognizing additional compensation cost for any incremental value. The Company computed the fair value of the award prior to the amendment and compared the fair value to that of the modified award. The incremental compensation cost of approximately $0.2 million resulting from the modification was recognized ratably over the remaining term of the consulting agreement.

Stock Options

During the six months ended January 31, 2021, the Company granted options to purchase 787,251, 125,000 and 25,000 shares of its common stock to employees, directors and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over three years and have exercise prices ranging from $3.43 to $6.28. The stock options issued to directors have a 10-year term, vest over one year and have an exercise price of $3.43. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $3.82.

During the six months ended January 31, 2021, in accordance with Nasdaq Listing Rule 5635(c)(4), the Company granted an inducement equity award that consisted of options to purchase 300,000 shares of its common stock to an employee outside the 2011 Plan. The stock options issued to the employee are nonqualified, have a 10-year term, vest over one year and have an exercise price of $3.56.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Six Months Ended January 31, 2021	Six Months Ended January 31, 2020
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	0.27 -0.65%	1.35 – 1.70%
Volatility	85.31 – 88.95%	80.93 –83.66%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the six months ended January 31, 2021:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2020	1,442,856	$1.65
Granted	1,237,251	$3.79
Exercised	(158,248)	$1.65
Forfeited/Cancelled	(162,255)	$3.58
Outstanding - January 31, 2021	2,359,604	$2.64
Outstanding and expected to vest – January 31, 2021	2,359,604	$2.64
Exercisable – January 31, 2021	1,405,282	$1.97

As of January 31, 2021, the total intrinsic value of options outstanding and exercisable was $12.0 million and $8.1 million, respectively. As of January 31, 2021, the Company has approximately $2.2 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 2.05 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.4 million and $2.3 million, which included approximately $0 and $1.3 million, respectively, related to the accelerated vesting of time-vesting options. Of the total expense, $0.3 million and $1.3 million, respectively, was recorded to research and development and $0.1 million and $1.0 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2021.

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

The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2021 was $4.19 and $2.66, respectively. The weighted-average grant date fair value of stock options granted during the three and six months ended January 31, 2020 was $1.44 and $1.35, respectively.

Restricted Stock Units (“RSUs”)

For the three and six months ended January 31, 2021, the Company recorded approximately $42,000 and $69,000, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of January 31, 2021, there were 19,332 RSUs outstanding. During the six months ended January 31, 2021, 13,082 RSU’s vested.

For the three and six months ended January 31, 2020, the Company recorded $0.1 million and $0.2 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

Shares Issued to Consultants

During the three and six months ended January 31, 2021, 37,500 and 62,500 shares of common stock valued at approximately $0.1 million and $0.2 million, respectively, were issued to a consultant for services. The common stock share values were based on the date the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.1 million and $0.2 million, respectively, during the three and six months ended January 31, 2021.

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

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The ninth offering period under the ESPP ended on January 31, 2021, with 1,538 shares purchased and distributed to employees. At January 31, 2021, there were 31,871 shares remaining available for issuance under the ESPP.

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

Approximately $4,100 and $2,700 was recorded as stock-based compensation during the six months ended January 31, 2021 and 2020, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at January 31, 2021:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,359,604
Common Stock reserved for restricted stock unit release	19,332
Common Stock authorized for future grant under the 2011 Plan	841,905
Common Stock reserved for warrant exercise	2,221,315
Commons Stock reserved for future ESPP issuance	31,871
Total Common Stock reserved for future issuance	5,474,027

Note 8—Commitments and Contingencies

Contingencies

In June 2019, Dana Farber Cancer Institute (“DFCI”) and OncoSec (each a “Party” and collectively the “Parties”) entered into a Sponsored Research Agreement (the “SRA”). On May 11, 2020, the SRA was terminated by DFCI, after a dispute arose between the parties. The Parties resolved the dispute through mediation and reached an agreement in principle. OncoSec agreed to pay DFCI a total of $900,000 in full and complete satisfaction of any and all claims that DFCI may have for reimbursement of expenses under the SRA in two equal installments of $450,000, the first of which shall be due on December 7, 2020 and the second of which shall be due on or before March 31, 2021. As of January 31, 2021, the Company paid the first installment of $450,000 and has accrued $450,000 under the agreement, which is included in accounts payable and accrued liabilities at January 31, 2021 in the accompanying condensed consolidated balance sheets.

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

Note 9 – Leases

Lease Agreements

On August 25, 2020, the Company entered into a second amended lease agreement (“Second Amendment”) with MawIt Inc. to further extend the lease term at 24 N. Main Street, Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. Under the Second Amendment, effective January 1, 2021, the lease term is extended through and included December 31, 2021 and the base rent for 2021 is $12,416 per month. The lease term shall automatically renew for up to two additional one-year terms unless the Company gives the Landlord a notice of non-renewal at least six months prior to the end of the renewal term then in effect. During 2022, the base rent will be $12,665 per month and during 2023, the base rent will be $12,918 per month. The Company accounted for the Second Amendment as a contract modification, and accordingly, recorded an additional ROU asset for approximately $388,000 and lease liabilities of approximately $388,000 for this operating lease.

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of January 31, 2021.

Supplemental balance sheet information related to leases as of January 31, 2021 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,869,984
Operating Leases:
Current portion included in current liabilities	$784,371
Long-term portion included in non-current liabilities	5,739,873
Total operating lease liabilities	$6,524,244

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended January 31, 2021	For the Six Months Ended January 31, 2021
Operating lease cost	$371,414	$743,373
Total lease expense	$371,414	$743,373

Other information related to leases where the Company is the lessee is as follows:

As of January 31, 2021
Weighted-average remaining lease term	5.5 years

Weighted-average discount rate	9.94%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended January 31, 2021	For the Six Months Ended January 31, 2021
Cash paid for operating lease liabilities	$206,215	$516,392
Total cash flows related to operating lease liabilities	$206,215	$516,392

Future minimum lease payments under non-cancellable leases as of January 31, 2021 were as follows:

Years ending July 31,
2021	$755,898
2022	1,418,580
2023	1,585,224
2024	1,539,142
2025	1,516,126
Thereafter	1,774,569
Total minimum lease payments	8,589,539
Less: Imputed interest	(2,065,295)
Total	$6,524,244

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $32,000 and $60,000 for the three and six months ended January 31, 2021, respectively. The Company’s contributions totaled approximately $21,000 and $59,000 for the three and six months ended January 31, 2020, respectively.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions.

Equity Offerings

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering (See Note 6). Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”) participated in the offering. Each of CGP and Sirtex exercised its right of participation in future offerings in order to maintain respective ownership percentages of the outstanding shares of common stock of the Company upon close.

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering (See Note 6). CGP and Sirtex participated in the registered direct offering and maintained their respective ownership percentages of the outstanding shares of common stock of the Company upon close.

Co-Promotion and Funded Research Agreement

In January 2021, the Company entered into a co-promotion agreement with Sirtex, pursuant to which the Company granted Sirtex the option to co-promote TAVO for the treatment of anti-PD-1 refractory locally advanced or metastatic melanoma in the U.S., including its territories and possessions. In consideration for the option, the Company received an upfront, non-refundable payment of $5.0 million from Sirtex (the “option fee”). The option to co-promote is non-exclusive and may be exercised at any time by Sirtex from the effective date until 90 days following the receipt by Sirtex of a complete copy of the final BLA filed by the Company with the FDA (the “option period”). If Sirtex exercises the option, the Company will receive an additional non-refundable and non-creditable option exercise fee of $25.0 million, comprised of $20.0 million in cash, and $5.0 million for the issuance of common shares of the Company determined by the average closing price of the stock for the 30 days prior to the date of receipt of the exercise notice for the option.

Under the terms of the co-promotion agreement, if Sirtex exercises the co-promote option, the Company will pay to Sirtex a high-teens to low-twenties royalty (“promotion fee”) of U.S. net sales of the TAVO products. The co-promotion agreement will continue until the earlier of the expiration of the option period without Sirtex extending the option or the eighth anniversary of the first FDA approval of the BLA, and can extended by mutual agreement between the Company and Sirtex. During the co-promotion term, the Company is responsible for funding approximately two-thirds of the promotional costs incurred by Sirtex and Sirtex shall be responsible for approximately one-third.

The Company has determined that the co-promotion agreement represents a funded research and development arrangement within the scope of ASC Subtopic 730-20, Research and Development—Research and Development Arrangements (ASC 730-20). The Company concluded that there has not been a substantive and genuine transfer of risk related to the co-promotion agreement and the Company’s ongoing development of TAVO as there is a presumption that the Company is obligated to repay Sirtex based on the significant related party relationship that exists between the parties. This significant related party relationship is based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 42% of the outstanding shares of the Company’s common stock and is the Company’s largest shareholder.

The Company has determined that the appropriate accounting treatment under ASC 730-20 is to record any proceeds received from Sirtex for the co-promote option or upon exercise of the option as cash and cash equivalents as the Company has the ability to direct the usage of funds, and as a corresponding long-term liability (“Liability under co-promotion agreement – related party”) on the Company’s condensed consolidated balance sheet when received. The liability will remain on the balance sheet until (i) Sirtex exercises the option which results in royalties paid by the Company to Sirtex based on the net sales of the TAVO products, or (ii) Sirtex does not exercise the option and the co-promotion agreement is terminated by the parties.

As of January 31, 2021, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Consulting Agreement

On February 12, 2020, the Company entered into a consulting agreement with the spouse of the Company’s Chief Scientific Officer. The term of the agreement is four months and can be extended by written agreement. The agreement provides for an hourly based fee structure for assisting the Company with matters related to oncology and device development related to the Company’s platform. In addition to an hourly based fee structure, the consultant will be eligible to receive stock option awards. On June 12, 2020, the Company amended the consulting agreement, extending the term of the existing agreement until December 12, 2020. In addition, the consultant was granted 30,000 non-qualified stock options valued at approximately $48,000 on the date of grant. The non-qualified stock options have a 10-year term, vest immediately and have an exercise price of $1.56. The consultant was paid consulting fees of approximately $0 and $0.2 million during the three months and six months ended January 31, 2021. Effective October 9, 2020, the Company hired the consultant as an employee.

Note 12—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

Subsequent to January 31, 2021, warrants to purchase 507,000 shares of common stock were exercised for aggregate proceeds of approximately $1.7 million.

Subsequent to January 31, 2021, options to purchase 135,417 shares of common stock were exercised for aggregate proceeds of approximately $0.2 million.

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

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

Overview

We are a late-stage biotechnology company focused on designing, developing and commercializing innovative therapies and proprietary medical approaches to stimulate and to guide an anti-tumor immune response for the treatment of cancer. Our core technology platform, ImmunoPulse®is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery, devices (the “OncoSec Medical System (OMS) Electroporation Device” or “OMS EP device”). The OMS EP device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

We have completed monotherapy and combination programs and our current focus is to pursue clinical development programs with TAVO, in combination with anti-PD-1 checkpoint inhibitors, in metastatic melanoma, triple negative breast cancer and squamous cell carcinoma head and neck. The Company intends to continue to pursue other ongoing or potential new trials and studies related to TAVO, in various tumor types. In addition to TAVO, we have identified and are developing new DNA-encoded therapeutic candidates and tumor indications for use with our new Visceral Lesion Applicator, to target deep visceral lesions, such as liver, lung, bladder, pancreatic and other difficult to treat visceral lesions.

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

Results of Operations for the Three Months Ended January 31, 2021 Compared to the Three Months Ended January 31, 2020

The unaudited financial data for the three months ended January 31, 2021 and January 31, 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2021	January 31, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	8,915,381	6,055,218	2,860,163	47
General and administrative	2,110,696	7,468,375	(5,357,679)	(72)
Loss from operations	(11,026,077)	(13,523,593)	2,497,516	(18)
Other (expense) income, net	(440)	46,768	(47,208)	(101)
Interest expense	(4,722)	(78)	(4,644)	5,954
Foreign currency exchange gain (loss), net	328,592	(154,672)	483,264	(312)
Loss before income taxes	(10,702,647)	(13,631,575)	2,928,928	(21)
Income tax expense	1,450	2,450	(1,000)	(41)
Net loss	$(10,704,097)	$(13,634,025)	$2,929,928	(21)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $2.9 million, from $6.0 million during the three months ended January 31, 2020 to $8.9 million during the three months ended January 31, 2021. This increase was primarily due to the following approximate increases: (i) $1.7 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development and (ii) $1.5 million increase in payroll and related benefits expenses, primarily due to bonuses, additional headcount and merit increases. These increases were partially offset by a $0.4 million decrease in stock-based compensation to employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $5.4 million, from $7.5 million during the three months ended January 31, 2020, to $2.1 million during the three months ended January 31, 2021. This decrease was largely due to the following approximate decreases: (i) $3.3 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy costs in the prior period, and $1 million in insurance recoveries from the Alpha Holdings litigation in the current period (ii) $0.6 million in proxy costs related to the Company’s special meeting to approve the CGP transaction in the prior period (iii) $0.6 million in stock-based compensation to employees and consultants and (iv) $0.3 million in consulting costs. These decreases were partially offset by a $0.4 million increase in payroll and related benefits expenses, primarily due to bonuses.

Other (Expense) Income, Net

Other (expense) income, net, decreased by approximately $47,000 from income of $46,000 for the three months ended January 31, 2020 to an expense of $1,000 for the three months ended January 31, 2021. This decrease was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $0.5 million from a loss of $0.2 million during the three months ended January 31, 2020 to a $0.3 million gain for the three months ended January 31, 2021. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Six Months Ended January 31, 2021 Compared to the Six Months Ended January 31, 2020

The unaudited financial data for the six months ended January 31, 2021 and January 31, 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2021	January 31, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	18,714,740	11,485,031	7,229,709	63
General and administrative	5,351,429	11,886,660	(6,535,231)	(55)
Loss from operations	(24,066,169)	(23,371,691)	(694,478)	3
Other (expense) income, net	(1,063)	128,697	(129,760)	(101)
Interest expense	(10,856)	(1,070)	(9,786)	915
Foreign currency exchange gain (loss), net	151,674	(147,995)	299,669	202
Loss before income taxes	(23,926,414)	(23,392,059)	(534,355)	2
Income tax expense	2,950	2,450	500	20
Net loss	$(23,929,364)	$(23,394,509)	$534,855	(2)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $7.2 million, from $11.5 million during the six months ended January 31, 2020 to $18.7 million during the six months ended January 31, 2021. This increase was primarily due to the following approximate increases: (i) $4.8 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $1.8 million increase in payroll and related benefits expenses, primarily due to additional headcount, bonuses and merit increases and (iii) $0.4 million increase in stock-based compensation expense to employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $6.5 million, from $11.9 million during the six months ended January 31, 2020, to $5.4 million during the six months ended January 31, 2021. This decrease was largely due to the following approximate decreases: (i) $4.1 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy costs in the prior period, and $1 million in insurance recoveries from the Alpha Holdings litigation in the current period (ii) $0.8 million in consulting costs (iii) $0.7 million in proxy costs related to the Company’s special meeting to approve the CGP transaction in the prior period and (iv) $0.2 million decrease in stock-based compensation expense to employees and consultants. These decreases were partially offset by a $0.4 million increase in payroll and benefits related expenses, primarily due to bonuses and merit increases.

Other (Expense) Income, Net

Other (expense) income, net, decreased by approximately $130,000 from income of $129,000 for the six months ended January 31, 2020 to an expense of $1,000 for the six months ended January 31, 2021. This decrease was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $0.3 million from a loss of $0.1 million during the six months ended January 31, 2020 to a $0.2 million gain for the six months ended January 31, 2021. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At January 31, 2021	At July 31, 2020
Current assets	$62,603,772	$22,821,685
Current liabilities	10,801,565	9,678,030
Working capital	$51,802,207	$13,143,655

Current Assets

Current assets as of January 31, 2021 increased by $39.8 million to $62.6 million, from $22.8 million as of July 31, 2020. This increase was primarily due to the $52.8 million net proceeds received from the August 2020 and January 2021 offerings, $5 million received from the co-promotion agreement with Sirtex, and $3.3 million received from warrant and option exercises. The increase was partially offset by cash used to support our operations during the six months ended January 31, 2021.

Current Liabilities

Current liabilities as of January 31, 2021 increased by $1.1 million to $10.8 million, from $9.7 million as of July 31, 2020. This increase was primarily due to an increase in accounts payable and accrued expenses pertaining to our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2021 was $20.6 million, as compared to $15.6 million for the six months ended January 31, 2020. The $5.0 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities, amounts for the Alpha Holdings, Inc. litigation and contested proxy incurred in the prior fiscal year and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 31, 2021 was $250,000, as compared to $0 for the six months ended January 31, 2020. During the six months ended January 31, 2021, the Company licensed generator technology for use in its clinical trials and other research and development efforts.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $60.8 million for the six months ended January 31, 2021, as compared to $0.3 million cash used in financing activities for the six months ended January 31, 2020. Net proceeds during the six months ended January 31, 2021 was primarily attributable to the $52.8 million net proceeds received from the August 2020 and January 2021 offerings, $5 million received from the co-promotion agreement with Sirtex, and $3.3 million received from warrant and option exercises (see “Sources of Capital” below).

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated revenue. As of January 31, 2021, the Company had approximately $60.3 million in cash and cash equivalents on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan into approximately the third calendar quarter of 2022. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

The Company recognizes it may need to raise additional capital in order to continue to execute its business plan. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to scale back its business plan. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all.

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

Public Offering

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering. The gross proceeds from the offering were approximately $42.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $39.1 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 6.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.4 million.

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

Common Stock Option Exercise

During the six months ended January 31, 2021, shares of common stock issued related to option exercises totaled 158,248. The Company realized proceeds of approximately $0.3 million from the stock option exercises.

Common Stock Warrant Exercise

During the six months ended January 31, 2021, shares of common stock issued related to warrant exercises totaled 882,261. The Company realized proceeds of approximately $3.0 million from the warrant exercises.

Sale of New Jersey Net Operating Losses (NOLs)

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2019.

Small Business Administration Loan

On April 27, 2020, the Company was granted a loan from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program under the CARES Act, which was enacted March 27, 2020. The term of the loan is two years. Monthly payments will be due beginning August 15, 2021 if the Loan is not forgiven. Interest accrues at 1% per year, effective on the date of initial disbursement. The Company submitted its application for full loan forgiveness on January 6, 2021.

On February 12, 2021, the Company received notice that the full Loan amount of $952,744 had been forgiven.

CGP and Sirtex

On February 7, 2020, the Company closed a strategic transaction with CGP and its affiliate, Sirtex. On October 10, 2019, the Company, CGP and Sirtex entered into Stock Purchase Agreements, as amended, pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for an aggregate purchase price of $30.0 million. The net proceeds, after deducting offering fees and expenses paid by us, were approximately $28.0 million.

In January 2021, the Company entered into a co-promotion agreement with Sirtex, pursuant to which the Company granted Sirtex the option to co-promote TAVO for the treatment of anti-PD-1 refractory locally advanced or metastatic melanoma in the U.S., including its territories and possessions. In consideration for the option, the Company received an upfront, non-refundable payment of $5.0 million from Sirtex.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our President and Chief Executive Officer (our principal executive officer) and our Principal Accounting Officer and Controller, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Principal Accounting Officer and Controller, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2021. Based on such evaluation, our President and Chief Executive Officer and our Principal Accounting Officer and Controller concluded that, as of January 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1*	Co-Promotion Agreement, dated January 19, 2021, by and between OncoSec Medical Incorporated and Sirtex Medical, Inc.†

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

† Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: March 12, 2021

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller

Dated: March 12, 2021

