Form 10-Q
period 2021-04-30
ONCOSEC MEDICAL Inc
filed 2021-06-11
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 39,185,251 as of June 11, 2021.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	April 30, 2021	July 31, 2020
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$54,392,501	$20,354,462
Prepaid expenses and other current assets	1,849,851	2,467,223
Total Current Assets	56,242,352	22,821,685
Property and equipment, net	931,200	814,494
Intangible assets, net	465,882	-
Operating lease right-of-use assets	5,660,558	5,948,224
Other long-term assets	334,104	319,058
Total Assets	$63,634,096	$29,903,461

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,666,187	$7,923,036
Accrued compensation related	248,784	285,127
Operating lease liabilities	815,045	500,357
Notes payable	-	969,509
Total Current Liabilities	5,730,016	9,678,029
Operating lease liabilities, net of current portion	5,492,111	5,874,442
Liability under co-promotion agreement - related party	5,000,000	-
Notes payable, net of current portion	-	480,554
Total Liabilities	16,222,127	16,033,025

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 100,000,000 and 100,000,000 common shares with a par value of $0.0001 as of April 30, 2021 and July 31, 2020, respectively, common stock issued and outstanding — 38,871,459 and 23,054,474 common shares as of April 30, 2021 and July 31, 2020, respectively	3,887	2,305
Additional paid-in capital	284,067,196	214,789,808
Warrants issued and outstanding – 1,714,315 and 3,114,288 warrants as of April 30, 2021 and July 31, 2020, respectively	3,678,690	5,708,127
Accumulated other comprehensive loss	(355,814)	(19,504)
Accumulated deficit	(239,981,990)	(206,610,300)
Total Stockholders’ Equity	47,411,969	13,870,436
Total Liabilities and Stockholders’ Equity	$63,634,096	$29,903,461

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020
Revenue	$-	$-	$-	$-
Expenses:
Research and development	7,589,779	6,103,163	26,304,520	17,586,220
General and administrative	2,847,151	3,731,517	8,198,580	15,617,958
Loss from operations	(10,436,930)	(9,834,680)	(34,503,100)	(33,204,178)
Gain on extinguishment of debt	960,790	-	960,790	-
Other income, net	1,723	54,908	660	182,019
Interest expense	(1,732)	-	(12,587)	(1,070)
Foreign currency exchange gain (loss), net	35,365	(108,409)	187,039	(257,010)
Loss before income taxes	(9,440,784)	(9,888,181)	(33,367,198)	(33,280,239)
Income tax expense	1,542	-	4,492	2,450
Net loss	$(9,442,326)	$(9,888,181)	$(33,371,690)	$(33,282,689)
Basic and diluted net loss per common share	$(0.25)	$(0.45)	$(1.08)	$(2.31)
Weighted average shares used in computing basic and diluted net loss per common share	37,335,563	21,953,087	30,857,405	14,383,027

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2021	April 30, 2020	April 30, 2021	April 30, 2020

Net Loss	$(9,442,326)	$(9,888,181)	$(33,371,690)	$(33,282,689)
Foreign currency translation adjustments	(70,491)	79,271	(336,310)	161,755
Comprehensive Loss	$(9,512,817)	$(9,808,910)	$(33,708,000)	$(33,120,934)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, January 31, 2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819
Exercise of common stock warrants	507,000	51	2,401,358	(507,000)	(652,259)	—	—	1,749,150
Exercise of common stock options	136,636	13	227,840	—	—	—	—	227,853
Stock-based compensation expense	6,541	1	841,569	—	—	—	—	841,570
Tax withholdings paid on equity awards	—	—	(26,979)	—	—	—	—	(26,979)
Tax shares sold to pay for tax withholdings on equity awards	—	—	26,142	—	—	—	—	26,142
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	37,500	4	127,496	—	—	—	—	127,500
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,442,326)	(9,442,326)
Other comprehensive loss	—	—	—	—	—	(70,491)	—	(70,491)
Balance, April 30, 2021	38,871,459	$3,887	$284,067,196	1,714,315	$3,678,690	$(355,814)	$(239,981,990)	$47,411,969

Nine Months Ended April 30, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	1,389,261	139	6,580,106	(1,389,261)	(1,787,294)	—	—	4,792,951
Exercise of common stock options	294,884	30	489,550	—	—	—	—	489,580
Stock-based compensation expense	19,623	2	3,213,748	—	—	—	—	3,213,750
Tax withholdings paid on equity awards	—	—	(53,438)	—	—	—	—	(53,438)
Tax shares sold to pay for tax withholdings on equity awards	—	—	54,191	—	—	—	—	54,191
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	100,000	10	339,990	—	—	—	—	340,000
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—		(33,371,690)	(33,371,690)
Other comprehensive loss	—	—	—	—	—	(336,310)	—	(336,310)
Balance, April 30, 2021	38,871,459	$3,887	$284,067,196	1,714,315	$3,678,690	$(355,814)	$(239,981,990)	$47,411,969

Three Months Ended April 30, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, January 31, 2020	10,752,529	$1,075	$184,965,590	3,114,288	$5,708,127	$251,521	$(187,751,382)	$3,174,931
Stock-based compensation expense	6,542	1	272,712	—	—	—	—	272,713
Tax withholdings paid on equity awards	—	—	(5,394)	—	—	—	—	(5,394)
Tax shares sold to pay for tax withholdings on equity awards	—	—	5,820	—	—	—	—	5,820
Private placement in February 2020, net of issuance costs of $1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	12,500	1	19,375	—	—	—	—	19,376
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,888,181)	(9,888,181)
Other comprehensive income	—	—	—	—	—	79,271	—	79,271
Balance, April 30, 2020	22,771,571	$2,277	$213,302,225	3,114,288	$5,708,127	$330,792	$(197,639,563)	$21,703,858

Nine Months Ended April 30, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Common stock issued for employee stock purchase plan	2,841	—	4,744	—	—	—	—	4,744
Stock-based compensation expense	28,688	3	2,213,173	—	—	—	—	2,213,176
Tax withholdings paid on equity awards	—	—	(21,070)	—	—	—	—	(21,070)
Tax shares sold to pay for tax withholdings on equity awards	—	—	21,416	—	—	—	—	21,416
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
Private placement in February 2020, net of issuance costs of $1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	106,999	11	486,138	—	—	—	—	486,149
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(33,282,689)	(33,282,689)
Other comprehensive income	—	—	—	—	—	161,755		161,755
Balance, April 30, 2020	22,771,571	$2,277	$213,302,225	3,114,288	$5,708,127	$330,792	$(197,639,563)	$21,703,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2021	April 30, 2020
Operating activities
Net loss	$(33,371,690)	$(33,282,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	172,074	165,918
Amortization of right-of-use asset	626,486	564,939
Stock-based compensation	3,213,750	2,213,176
Common stock issued for services	340,000	486,149
Foreign currency exchange (gain) loss, net	(187,039)	257,010
Gain on extinguishment of debt	(960,790)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	681,630	1,558,703
Other long-term assets	(28)	42,482
Accounts payable and accrued liabilities	(3,458,989)	4,788,547
Accrued compensation related	(36,343)	189,986
Operating lease liabilities	(406,462)	(767,541)
Net cash used in operating activities	(33,387,401)	(23,783,320)

Investing activities
Purchases of property and equipment	(259,662)	-
Purchase of intangible assets	(495,000)	-
Net cash used in investing activities	(754,662)	-

Financing activities
Proceeds from issuance of common stock through ESPP	5,798	4,744
Proceeds from issuance of common stock	57,004,411	30,000,000
Payment of financing and offering costs	(4,434,441)	(1,903,711)
Proceeds from exercise of warrants	4,792,951	-
Proceeds from exercise of stock options	489,580	-
Purchase of shares under CGP and Sirtex stock purchase agreements	5,836,731	-
Proceeds from co-promotion agreement	5,000,000	-
Cash paid for stock options cancellation	-	(25,819)
Cash paid for repurchase of warrants	-	(178,225)
Proceeds from note payable	-	952,744
Principal payments on note payable	(497,319)	(83,760)
Tax withholdings paid on equity awards	(53,438)	(21,070)
Tax shares sold to pay for tax withholdings on equity awards	54,191	21,416
Net cash provided by financing activities	68,198,464	28,766,319
Effect of exchange rate changes on cash and cash equivalents	(18,362)	(52,635)
Net increase in cash and cash equivalents	34,038,039	4,930,364
Cash and cash equivalents, at beginning of period	20,354,462	25,147,780
Cash and cash equivalents, at end of period	$54,392,501	$30,078,144

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$7,032	$1,624
Income taxes	$4,492	$2,450
Noncash investing and financing transactions:
Expiration of warrants	$242,143	$2,465,396
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$338,819	$5,288,981
Amounts accrued for offering costs	$-	$50,967

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

The Company’s KEYNOTE-695 study targets melanoma patients who are anti-PD-1 non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-695 study is fully enrolled and currently treating patients. This study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients of TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint refractory (either nivolumab or pembrolizumab) metastatic melanoma being conducted in the United States, Canada, Australia and Europe. The Company provided interim preliminary data from this study at the Society of Immunotherapy of Cancer in November 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment of both ipilimumab and nivolumab. Additionally, we are working on the commercial version of the OMS EP device currently being used in this trial so that it complies with current regulatory standards, a prerequisite for FDA clearance. We anticipate using this version of the OMS EP device in this study in an expansion cohort of approximately 25 patients to enable our plan to file for accelerated approval. We are currently seeking FDA concurrence to use this updated version in the ongoing trial. Further, based on and subject to the outcome of the study and feedback from FDA, we plan to file for accelerated approval with the FDA for this patient population in the first half of 2022.

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

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at NIH’s National Institute of Allergy and Infectious Diseases (“NIAID”). Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study and has transferred the Investigator Initiated IND to the Company.

In April 2021, the Company announced that it has received authorization to CE mark, GenPulse™, OMS EP device for use in solid tumors. The CE mark certification augments the Notified Body certification to the International Organization for Standardization’s (ISO) 13485 standard for the design, development, manufacture and distribution of electroporation devices, which is renewed annually, subject to a successful audit. The CE mark certification involved a comprehensive audit of the Company’s quality system, as well as thorough evaluation and testing of the OMS EP device to assure it performs safely and as designed. A CE mark indicates the OMS EP device complies with Directives of the European Commission (EC) and therefore can be marketed within the 31-nation European Economic Area (EEA) and Switzerland. The GenPulse is being used in certain clinical trial sites in Australia and the EU. The Company is currently seeking FDA agreement to use GenPulse in U.S. clinical sites.

The Company intends to continue to pursue potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into proprietary plasmid-DNA and delivered intratumorally using EP. Specifically, we are developing a new, proprietary technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new VLA.

The new VLA has been designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator® to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology, where it presented preclinical data on both the new VLA and APOLLO generator. Additionally, the Company has successfully completed several large animal studies and aim to bring the new VLA into the clinic in 2021. By using the Company’s next-generation technology with the new VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s proprietary plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12. In June 2020, the Company had two poster presentations at the 2020 America Association for Cancer Research (“AACR”) where the Company presented pre-clinical data regarding its new anti-tumor product candidate, which will amplify the power of intratumoral IL-12 through the addition of both CXCL9, a critical T cell chemokine, and anti-CD3, a membrane bound pan T cell stimulator. These other immunologically relevant molecules may complement IL-12’s activity by limiting or enhancing key pathways associated with tumor immune subversion.

The Company established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and make it available under Australia’s Special Access Scheme (“SAS”) program. Emerge was acquired in late 2019 and has since informed the Company that it does not intend to continue its participation in the SAS program; therefore, the Company intends to terminate the collaboration and not participate in the SAS program.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss and the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2021 and 2020, and the condensed consolidated statements of cash flows for the nine months ended April 30, 2021 and 2020, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and nine months ended April 30, 2021 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2021, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2020, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 28, 2020, as well as the financial information contained in the Company’s Form 10-K/A filed with the SEC on November 30, 2020. The condensed consolidated balance sheet at July 31, 2020 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and approximately $194,000 USD insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of April 30, 2021 and July 31, 2020.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of April 30, 2021 and July 31, 2020, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Nine Months Ended April 30, 2021	For the Three and Nine Months Ended April 30, 2020
Stock options	2,491,898	15,000
Restricted stock units	21,541	41,456
Warrants	1,714,315	3,114,288
Total	4,227,754	3,170,744

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

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5% credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Tax Reform

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and may seek, any other available and appropriate potential benefits under the CARES Act as well as any future legislation signed into law during 2021. Other than the proceeds from the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and nine months ended April 30, 2021 and 2020.

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2023, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt—Modifications and Extinguishments (Subtopic 470-50), Compensation—Stock Compensation (Topic 718), and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options (a consensus of the FASB Emerging Issues Task Force). The ASU clarifies and reduces diversity in an issuer’s accounting for modifications or exchanges of freestanding equity-classified written call options (for example, warrants) that remain equity classified after modification or exchange. The ASU provides guidance that will clarify whether an issuer should account for a modification or an exchange of a freestanding equity-classified written call option that remains equity classified after modification or exchange as (1) an adjustment to equity and, if so, the related earnings per share (EPS) effects, if any, or (2) an expense and, if so, the manner and pattern of recognition. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact that this new guidance will have on its condensed consolidated financial statements.

Note 3— Liquidity and Financial Condition

The Company’s products are being developed and have not generated revenue. As of April 30, 2021, the Company had approximately $54.4 million in cash and cash equivalents on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan into approximately the third calendar quarter of 2022. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2021	July 31, 2020
Equipment and furniture	$2,119,486	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	21,934	21,934
Property and equipment, gross	2,250,662	1,991,000
Accumulated depreciation and amortization	(1,319,462)	(1,176,506)
Total	$931,200	$814,494

Depreciation and amortization expense recorded for the three and nine months ended April 30, 2021 was approximately $47,000 and $143,000, respectively. Depreciation and amortization expense recorded for the three and nine months ended April 30, 2020 was approximately $54,000 and $166,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

April 30, 2021
License	$495,000
Accumulated amortization	(29,118)
Total	$465,882

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

Intangible asset amortization expense recorded for the three and nine months ended April 30, 2021 was approximately $17,000 and $29,000, respectively. Intangible asset amortization expense recorded for both the three and nine months ended April 30, 2020 was $0.

At April 30, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

2021	$17,471
2022	69,882
2023	69,882
2024	69,882
2025	69,882
Thereafter	168,883
Total	$465,882

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2021	July 31, 2020
Research and development costs	$3,672,010	$4,730,347
Professional services fees	985,228	3,097,881
Other	8,949	94,808
Total	$4,666,187	$7,923,036

Accrued Compensation

Accrued compensation is comprised of the following:

	April 30, 2021	July 31, 2020
Accrued payroll	$207,619	$279,473
401K payable	41,165	5,654
Total	$248,784	$285,127

Note 5—Notes Payable

On April 27, 2020, the Company was granted a two-year loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement.

The Company submitted its application for full loan forgiveness on January 6, 2021. On February 12, 2021, the Company received notice that the full Loan amount of $952,744 and $8,046 of accrued interest had been forgiven. As a result, the Company recorded a $960,790 gain on extinguishment of debt in its condensed consolidated statement of operations for the three and nine months ended April 30, 2021.

On June 18, 2020, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $551,803, which accrues interest at 3.381% per annum, to partially fund the payment of the premium of the Company’s director & officer insurance. The agreement requires the Company to make ten monthly payments of $56,039, including interest, starting on July 18, 2020. At April 30, 2021, the outstanding balance related to this finance agreement was paid in full.

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

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex” and, together with CGP, the “Buyers”). On October 10, 2019, the Company and the Buyers entered into Stock Purchase Agreements, as amended, pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30.0 million. The net proceeds, after deducting offering fees and expenses paid by the Company, were approximately $28.0 million.

During the nine months ended April 30, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their respective stock purchase agreements originally entered into on October 10, 2019, CGP and Sirtex, related parties of the Company, exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain their respective ownership percentages of the outstanding shares of common stock of the Company as of October 10, 2019. These significant related party relationships are based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 42% of the outstanding shares of the Company’s common stock. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

Common Stock Option Exercise

During the nine months ended April 30, 2021, shares of common stock issued related to option exercises totaled 294,884. The Company realized proceeds of approximately $0.5 million from the stock option exercises. There were no stock options exercised during the nine months ended April 30, 2020.

Outstanding Warrants

During the nine months ended April 30, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises. There were no warrants exercised during the nine months ended April 30, 2020.

During the nine months ended April 30, 2020, the Company repurchased an aggregate of 266,098 warrants from certain warrant holders for an aggregate of approximately $0.2 million. The repurchase price was paid in cash, and upon repurchase, all of these warrants were cancelled.

At April 30, 2021, the Company had outstanding warrants to purchase 1,714,315 shares of its common stock, with exercise prices ranging from $3.45 to $22.69, all of which were classified as equity instruments. These warrants expire at various dates between May 2021 and May 2024.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 4,600,000 shares of common stock for issuance. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees and are exercisable for a maximum period of 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

At the Company’s Annual Meeting of Stockholders on April 29, 2021, the Company’s stockholders approved an amendment to the 2011 Plan to increase the number of shares authorized under the 2011 Plan by 1,250,000 shares, from 3,350,000 shares to 4,600,000 shares.

Modification of Stock Option Awards

During the nine months ended April 30, 2021, the compensation committee of the Company’s Board of Directors approved the accelerated vesting of 791,019 and 91,666 previously granted time-vesting awards for employees and directors, respectively. The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

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

Stock Options

During the nine months ended April 30, 2021, the Company granted options to purchase 879,226, 125,000 and 25,000 shares of its common stock to employees, directors and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two to three years and have exercise prices ranging from $3.43 to $7.64. The stock options issued to directors have a 10-year term, vest over one year and have an exercise price of $3.43. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $3.82.

During the nine months ended April 30, 2021, in accordance with Nasdaq Listing Rule 5635(c)(4), the Company granted inducement equity awards that consisted of options to purchase 520,000 shares of its common stock to employees outside the 2011 Plan. The stock options issued to the employee are nonqualified, have a 10-year term, vest over one to two years and have exercise prices ranging from $3.56 to $7.45.

During the nine months ended April 30, 2020, the Company granted options to purchase 5,050 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a 10-year term, vest over three years, and have exercise prices ranging from $1.89 to $2.21. All options granted during the nine months ended April 30, 2020 were cancelled during the second quarter of fiscal year 2020 as part of the stock option cancellation transaction discussed previously.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Nine Months Ended April 30, 2021	Nine Months Ended April 30, 2020
Expected term (years)	5.00 – 6.50 years	5.00 – 6.50 years
Risk-free interest rate	0.27 – 1.13%	1.35 – 1.70%
Volatility	85.31 – 89.08%	80.93 – 83.66%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the nine months ended April 30, 2021:

		Weighted
		Average
		Exercise
	Options	Price
Outstanding - July 31, 2020	1,442,856	$1.65
Granted	1,549,226	$4.47
Exercised	(294,884)	$1.66
Forfeited/Cancelled	(205,300)	$3.65
Outstanding – April 30, 2021	2,491,898	$3.23
Outstanding and expected to vest – April 30, 2021	2,491,898	$3.23
Exercisable – April 30, 2021	1,416,717	$2.31

As of April 30, 2021, the total intrinsic value of options outstanding and exercisable was $4.9 million and $3.8 million, respectively. As of April 30, 2021, the Company has approximately $2.8 million in unrecognized stock-based compensation expense attributable to the outstanding options, which will be amortized over a period of approximately 1.86 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.8 million and $3.1 million, which included approximately $0 and $1.3 million, respectively, related to the accelerated vesting of time-vesting options. Of the total expense, $0.3 million and $1.6 million, respectively, was recorded to research and development and $0.5 million and $1.5 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2021.

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

The weighted-average grant date fair value of stock options granted during the three and nine months ended April 30, 2021 was $5.04 and $3.14, respectively.

The weighted-average grant date fair value of stock options granted during the nine months ended April 30, 2020 was $1.35. There were no stock options granted during the three months ended April 30, 2020.

Restricted Stock Units (“RSUs”)

For the three and nine months ended April 30, 2021, the Company recorded approximately $0.05 million and $0.1 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

As of April 30, 2021, there were 21,541 RSUs outstanding. During the nine months ended April 30, 2021, 19,623 RSU’s vested.

For the three and nine months ended April 30, 2020, the Company recorded $0.05 million and $0.2 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

Shares Issued to Consultants

During the three and nine months ended April 30, 2021, 37,500 and 100,000 shares of common stock valued at approximately $0.1 million and $0.3 million, respectively, were issued to a consultant for services. The common stock share values were based on the date the shares were granted. The Company recorded compensation expense relating to the share issuances of approximately $0.1 million and $0.3 million, respectively, during the three and nine months ended April 30, 2021.

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

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The ninth offering period under the ESPP ended on January 31, 2021, with 1,538 shares purchased and distributed to employees. At April 30, 2021, there were 31,871 shares remaining available for issuance under the ESPP.

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

Approximately $10,300 and $3,800 was recorded as stock-based compensation during the nine months ended April 30, 2021 and 2020, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at April 30, 2021:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,491,898
Common Stock reserved for restricted stock unit release	21,541
Common Stock authorized for future grant under the 2011 Plan	2,034,225
Common Stock reserved for warrant exercise	1,714,315
Shares issuable under CGP and Sirtex stock purchase agreements	1,933,163
Common Stock reserved for future ESPP issuance	31,871
Total Common Stock reserved for future issuance	8,227,013

Note 8—Commitments and Contingencies

Contingencies

In June 2019, Dana Farber Cancer Institute (“DFCI”) and OncoSec (each a “Party” and collectively the “Parties”) entered into a Sponsored Research Agreement (the “SRA”). On May 11, 2020, the SRA was terminated by DFCI, after a dispute arose between the parties. The Parties resolved the dispute through mediation and reached an agreement in principle. OncoSec agreed to pay DFCI a total of $900,000 in full and complete satisfaction of any and all claims that DFCI may have for reimbursement of expenses under the SRA in two equal installments of $450,000, the first of which was due on December 7, 2020 and the second of which was due on March 31, 2021. As of April 30, 2021, the Company paid both installments.

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

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of April 30, 2021.

Supplemental balance sheet information related to leases as of April 30, 2021 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,660,558
Operating Leases:
Current portion included in current liabilities	$815,045
Long-term portion included in non-current liabilities	5,492,111
Total operating lease liabilities	$6,307,156

Supplemental lease expense related to leases was as follows:

	For the Three Months Ended April 30, 2021	For the Nine Months Ended April 30, 2021
Operating lease cost	$369,792	$1,113,165
Total lease expense	$369,792	$1,113,165

Other information related to leases where the Company is the lessee is as follows:

As of April 30, 2021
Weighted-average remaining lease term	5.2 years

Weighted-average discount rate	9.94%

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended April 30, 2021	For the Nine Months Ended April 30, 2021
Cash paid for operating lease liabilities	$377,454	$893,845
Total cash flows related to operating lease liabilities	$377,454	$893,845

Future minimum lease payments under non-cancellable leases as of April 30, 2021 were as follows:

Years ending July 31,
2021	$378,445
2022	1,418,580
2023	1,585,224
2024	1,539,142
2025	1,516,126
Thereafter	1,774,569
Total minimum lease payments	8,212,086
Less: Imputed interest	(1,904,930)
Total	$6,307,156

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $30,000 and $91,000 for the three and nine months ended April 30, 2021, respectively. The Company’s contributions totaled approximately $39,000 and $98,000 for the three and nine months ended April 30, 2020, respectively.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions.

Equity Offerings

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering (See Note 6). CGP and its affiliate Sirtex participated in the offering. Each of CGP and Sirtex exercised its right of participation in future offerings in order to maintain respective ownership percentages of the outstanding shares of common stock of the Company upon close.

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

Under the terms of the co-promotion agreement, if Sirtex exercises the co-promote option, the Company will pay to Sirtex a high-teens to low-twenties royalty (“promotion fee”) of U.S. net sales of the TAVO products. The co-promotion agreement will continue until the earlier of the expiration of the option period without Sirtex extending the option or the eighth anniversary of the first FDA approval of the BLA, and can be extended by mutual agreement between the Company and Sirtex. During the co-promotion term, the Company is responsible for funding approximately two-thirds of the promotional costs incurred by Sirtex and Sirtex shall be responsible for approximately one-third.

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

As of April 30, 2021, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Consulting Agreement

On February 12, 2020, the Company entered into a consulting agreement with the spouse of the Company’s Chief Scientific Officer. The term of the agreement is four months and can be extended by written agreement. The agreement provides for an hourly based fee structure for assisting the Company with matters related to oncology and device development related to the Company’s platform. In addition to an hourly based fee structure, the consultant will be eligible to receive stock option awards. On June 12, 2020, the Company amended the consulting agreement, extending the term of the existing agreement until December 12, 2020. In addition, the consultant was granted 30,000 non-qualified stock options valued at approximately $48,000 on the date of grant. The non-qualified stock options have a 10-year term, vest immediately and have an exercise price of $1.56. The consultant was paid consulting fees of approximately $0 and $0.2 million during the three months and nine months ended April 30, 2021. Effective October 9, 2020, the Company hired the consultant as an employee.

Note 12—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

On June 7, 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2020.

On June 10, 2021, the Company granted options to purchase 612,375 and 212,500 shares of its common stock to employees and directors under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have an exercise price $3.93. The stock options issued to directors have a 10-year term, vest over one year and have an exercise price of $3.93.

On June 10, 2021, the Company granted an aggregate of 1,149,625 RSUs to certain employees under the 2011 Plan. The units vest as follows: 287,407 units vested on June 10, 2021, and the remaining 862,218 units vest in equal quarterly installments over two years. The closing price of the Company’s common stock on the date of grant was $3.93 per share, which is the fair market value per unit of the RSUs.

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

Results of Operations for the Three Months Ended April 30, 2021 Compared to the Three Months Ended April 30, 2020

The unaudited financial data for the three months ended April 30, 2021 and April 30, 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2021	April 30, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	7,589,779	6,103,163	1,486,616	24
General and administrative	2,847,151	3,731,517	(884,366)	(24)
Loss from operations	(10,436,930)	(9,834,680)	(602,250)	6
Gain on extinguishment of debt	960,790	-	960,790	100
Other income, net	1,723	54,908	(53,185)	(97)
Interest expense	(1,732)	-	(1,732)	100
Foreign currency exchange gain (loss), net	35,365	(108,409)	143,774	(133)
Loss before income taxes	(9,440,784)	(9,888,181)	447,397	(5)
Income tax expense	1,542	-	1,542	100
Net loss	$(9,442,326)	$(9,888,181)	$445,855	(5)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $1.5 million, from $6.1 million during the three months ended April 30, 2020 to $7.6 million during the three months ended April 30, 2021. This increase was primarily due to the following approximate increases: (i) $1.2 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development and (ii) $0.3 million in stock-based compensation to employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $0.9 million, from $3.7 million during the three months ended April 30, 2020, to $2.8 million during the three months ended April 30, 2021. This decrease was largely due to the following approximate decreases: (i) $0.4 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy costs in the prior period (ii) $0.5 million in consulting costs, primarily related to business development and public relations in the prior period (iii) $0.3 million in payroll and related benefits expenses, primarily related to bonuses in the prior period and partially offset by merit increases in the current period and (iv) $0.1 million in proxy costs related to the Company’s special meeting to approve the CGP transaction in the prior period. These decreases were partially offset by a $0.3 million increase in stock-based compensation to employees and consultants.

Gain on Extinguishment of Debt

During the three months ended April 30, 2021, the PPP loan was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Other Income, Net

Other income, net, decreased by approximately $53,000, from $55,000 for the three months ended April 30, 2020 to $2,000 for the three months ended April 30, 2021. This decrease was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $144,000 from a $109,000 loss during the three months ended April 30, 2020 to a $35,000 gain for the three months ended April 30, 2021. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Nine Months Ended April 30, 2021 Compared to the Nine Months Ended April 30, 2020

The unaudited financial data for the nine months ended April 30, 2021 and April 30, 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2021	April 30, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	26,304,520	17,586,220	8,718,300	50
General and administrative	8,198,580	15,617,958	(7,419,378)	(48)
Loss from operations	(34,503,100)	(33,204,178)	(1,298,922)	4
Gain on extinguishment of debt	960,790	-	960,790	100
Other income, net	660	182,019	(181,359)	(100)
Interest expense	(12,587)	(1,070)	(11,517)	1,076
Foreign currency exchange gain (loss), net	187,039	(257,010)	444,049	(173)
Loss before income taxes	(33,367,198)	(33,280,239)	(86,959)	-
Income tax expense	4,492	2,450	2,042	83
Net loss	$(33,371,690)	$(33,282,689)	$(89,001)	-

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $8.7 million, from $17.6 million during the nine months ended April 30, 2020 to $26.3 million during the nine months ended April 30, 2021. This increase was primarily due to the following approximate increases: (i) $6.0 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $1.7 million in payroll and related benefits expenses, primarily due to additional headcount, bonuses and merit increases and (iii) $0.8 million in stock-based compensation expense to employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $7.4 million, from $15.6 million during the nine months ended April 30, 2020, to $8.2 million during the nine months ended April 30, 2021. This decrease was largely due to the following approximate decreases: (i) $4.5 million in legal costs primarily related to the Alpha Holdings litigation and the contested proxy costs in the prior period, and $1.0 million in insurance recoveries from the Alpha Holdings litigation in the current period (ii) $1.4 million in consulting costs, primarily related to business development and public relations in the prior period and (iii) $0.8 million in proxy costs related to the Company’s special meeting to approve the CGP transaction in the prior period. These decreases were partially offset by a $0.1 million increase in stock-based compensation expense to employees and consultants.

Gain on Extinguishment of Debt

During the nine months ended April 30, 2021, the PPP loan was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Other Income, Net

Other income, net, decreased by approximately $181,000 from $182,000 for the nine months ended April 30, 2020 to $1,000 for the nine months ended April 30, 2021. This decrease was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $444,000 from a loss of $257,000 during the nine months ended April 30, 2020 to a $187,000 gain for the nine months ended April 30, 2021. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At April 30, 2021	At July 31, 2020
Current assets	$56,242,352	$22,821,685
Current liabilities	5,730,016	9,678,029
Working capital	$50,512,336	$13,143,656

Current Assets

Current assets as of April 30, 2021 increased by $33.4 million to $56.2 million, from $22.8 million as of July 31, 2020. This increase was primarily due to the $52.6 million net proceeds received from the August 2020 and January 2021 offerings, $5.0 million received from the co-promotion agreement with Sirtex, $5.3 million received from warrant and option exercises and $5.8 million from the purchase of shares under the CGP and Sirtex stock purchase agreements originally entered into on October 10, 2019. The increase was partially offset by cash used to support our operations during the nine months ended April 30, 2021.

Current Liabilities

Current liabilities as of April 30, 2021 decreased by $4.0 million to $5.7 million, from $9.7 million as of July 31, 2020. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our legal costs and our manufacturing and clinical research activities. In addition, the PPP loan was forgiven.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2021 was $33.4 million, as compared to $23.8 million for the nine months ended April 30, 2020. The $9.6 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2021 was $0.8 million, as compared to $0 for the nine months ended April 30, 2020. During the nine months ended April 30, 2021, the Company licensed generator technology and purchased property and equipment for use in its clinical trials and other research and development efforts.

Cash Provided by Financing Activities

Net cash provided by financing activities was $68.2 million for the nine months ended April 30, 2021, as compared to $28.8 million cash provided by financing activities for the nine months ended April 30, 2020. Net proceeds during the nine months ended April 30, 2021 was primarily attributable to the $52.6 million net proceeds received from the August 2020 and January 2021 offerings, $5.0 million received from the co-promotion agreement with Sirtex, $5.3 million received from warrant and option exercises and $5.8 million from the purchase of shares under the CGP and Sirtex stock purchase agreements originally entered into on October 10, 2019 (see “Sources of Capital” below). Net proceeds during the nine months ended April 30, 2020 was primarily attributable to the $28.0 million net proceeds received from the CGP and Sirtex offering (see “Sources of Capital” below).

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

Liquidity and Financial Condition

The Company’s products are being developed and have not generated revenue. As of April 30, 2021, the Company had approximately $54.4 million in cash and cash equivalents on its balance sheet. The Company believes its current cash position is sufficient to fund its business plan into approximately the third calendar quarter of 2022. The estimate is based on assumptions that may prove to be wrong, and the Company could use available capital resources sooner than currently expected. Because of the numerous risks and uncertainties associated with the development and commercialization of its product candidates, the Company is unable to estimate the amount of increased capital outlays and operating expenses associated with completing the development of its current product candidates.

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

Common Stock Option Exercise

During the nine months ended April 30, 2021, shares of common stock issued related to option exercises totaled 294,884. The Company realized proceeds of approximately $0.5 million from the stock option exercises.

Common Stock Warrant Exercise

During the nine months ended April 30, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises.

Sale of New Jersey Net Operating Losses (NOLs)

On June 7, 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program for the period ended July 31, 2020.

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

On February 12, 2021, the Company received notice that the full Loan amount of $952,744 and $8,046 of accrued interest had been forgiven.

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

During the nine months ended April 30, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their respective stock purchase agreements originally entered into on October 10, 2019, CGP and Sirtex, related parties of the Company, exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain their respective ownership percentages of the outstanding shares of common stock of the Company as of October 10, 2019. These significant related party relationships are based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 42% of the outstanding shares of the Company’s common stock. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

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

Australia Research and Development Tax Credit

Our Australian, wholly-owned, subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5% credit for qualifying research and development expenses. The tax credit does not depend on our generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 and is recorded against qualifying research and development expenses in the Company’s condensed consolidated statements of operations.

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

Off-Balance Sheet Arrangements

We are not party to any off-balance sheet transactions. We have no guarantees or obligations other than those which arise out of normal business operations.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and our Principal Accounting Officer and Controller, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2021. Based on such evaluation, our President and Chief Executive Officer and our Principal Accounting Officer and Controller concluded that, as of April 30, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2020.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From February 2, 2021 to April 5, 2021, we issued a total of 37,500 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $6.07 per share for services rendered.

On April 16, 2021, in accordance with their respective stock purchase agreements originally entered into on October 10, 2019, CGP and Sirtex, related parties of the Company, exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain respective ownership percentages of the outstanding shares of common stock of the Company upon entering into their respective stock purchase agreements. The Company issued 1,409,838 and 281,968 shares of common stock to CGP and Sirtex, respectively, at an exercise price of $3.45 per share.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1*	Amendment to the OncoSec Medical Incorporated 2011 Stock Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A, filed on March 18, 2021)

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Daniel J. O’Connor
Daniel J. O’Connor
President & Chief Executive Officer
(Principal Executive Officer)

Dated: June 11, 2021

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller

Dated: June 11, 2021

