Form 10-K
period 2021-07-31
ONCOSEC MEDICAL Inc
filed 2021-10-29
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2021

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $162 million, computed by reference to the price at which the registrant’s common stock was last sold on such date, as reported by the Nasdaq Capital Market. Shares of common stock held by the registrant’s officers and directors and holders of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.

As of October 29, 2021, there were 39,202,590 outstanding shares of the Company’s common stock.

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

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

●	the ability to achieve the clinical and operational objectives set by management and the board;

●	our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration, (“FDA”), or comparable foreign regulatory agency for one or more Biologics License Applications, (“BLAs”), or New Drug Applications, (“NDAs”);

●	our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

●	our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

●	our ability to obtain and maintain adequate reimbursement for our products;

●	our ability to obtain the desired labeling of our products under any regulatory approval we might receive;

●	our plans to develop and commercialize our products;

●	the successful development and implementation of sales and marketing campaigns;

●	the loss of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash and investments;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	our ability to maintain license agreements for our licensed product candidates;

●	the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

●	the ability of our product candidates to successfully perform and advance in clinical trials;

●	our continued compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for initiation and conduct of clinical trials;

●	our ability to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

●	the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

●	our ability to successfully implement our strategy.

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

SUMMARY RISK FACTORS

Our business is subject to risks of which you should be aware before making an investment decision. The risks described below are a summary of the principal risks associated with an investment in us and are not the only risks we face. You should carefully consider these risk factors, the risk factors described in Item 1A, and the other reports and documents that we have filed with the SEC.

Risks Inherent in Drug Development

●	If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to address any serious safety concerns as part of ongoing or post-marketing surveillance efforts; otherwise we may need to modify, limit or discontinue development efforts related to some of our product candidates.
●	Regulatory authorities may not approve our product candidates, or any approvals we achieve may be too limited or too late for us to earn meaningful, or any, revenue.
●	Our in-licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.

Risks Pertaining to the Need for and Impact of Existing and Additional Financing Activities

●	We will need to raise additional capital to continue operating our business, and additional funds may not be available when needed, on acceptable terms or at all.

Risks Related to Our Business

●	We have never generated, and may never generate, revenue from our operations.
●	We have limited working capital and a history of losses, which raises substantial doubt as to whether we will be able to continue as a going concern.
●	We are significantly dependent on the success of our ImmunoPulse® technology platform and our product candidates based on this platform, including our lead product candidate TAVO-EP.
●	Our business and operations could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic.
●	Our business and operations could suffer in the event of cyber-attacks or system failures.
●	Recent changes in the Company’s executive management team and Board of Directors, including the creation of a temporary Leadership Committee, may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company’s common stock.

Risks Pertaining to Reliance on Third Parties

●	We rely on third parties to conduct our clinical trials and other studies, and if these third parties do not successfully carry out their duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.

Risks Pertaining to Intellectual Property and Potential Disputes with Licensors Thereof

●	Our in-licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.
●	Third parties may claim that we infringe their proprietary rights, which could prevent us from pursuing our clinical and other studies and other research and development activities.

Risks Pertaining to the Legislation and Regulation Affecting the Biopharmaceutical and Other Industries

●	We are subject to new legislation and regulatory proposals that may affect costs for compliance and adversely affect revenue.
●	Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

Risks Related to Our Growth Strategy

●	We may not be successful in executing our sales and marketing strategy for the commercialization of any of our product candidates, should they be approved, in which case we may not be able to generate significant, or any, revenue.
●	We may be unable to acquire or develop new product candidates or technologies, or we may never be able to commercialize any product candidates or technologies we do successfully acquire or develop.

Risks Related to Our Common Stock

●	The price and trading volume of our common stock may be subject to extreme volatility, and stockholders could lose all or part of their investment in our company.
●	If we issue additional equity securities in the future, our existing stockholders would be diluted.

PART I

ITEM 1. BUSINESS

Overview

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Our core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (“OMS”) Electroporation Device” or “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP Device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

Our KEYNOTE-695 study targets advanced melanoma patients who are definitive anti-PD-1 therapy non-responders. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-695 study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients treated with TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. The study completed enrollment in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment of both ipilimumab and nivolumab. Enrollment in this cohort was stopped in September 2021 because of sufficient data collected in this patient subpopulation. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (using the GenPulse generator and Series 3 Applicator), in preparation for FDA clearance. Based on and subject to the outcome of the study and feedback from FDA, we plan to file for accelerated approval with the FDA for this patient population in the second half of 2022.

In May 2018, we entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890 study, Cohort 1 final patient treatment was completed in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort is planned for SABCS in December 2021. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In May 2019, the Company commenced an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with Squamous Cell Carcinoma Head & Neck Cancer and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. Recruitment on this study has been halted after the last patient was treated in June 2021 while OncoSec and UCSF consider alterations in the design of the study.

In June 2020, we amended our second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer. This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to the manufacture and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The KEYNOTE-890, Cohort 2 study began enrolling patients in January of 2021. We expect to complete enrollment in this cohort in 2022. The study is a Phase 2 open-label, single arm, multicenter study in the United States and Australia.

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

In November 2020, we obtained exclusively licensed rights to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. The license encompasses a broad field of use for gene delivery in oncology, including use as part of our visceral lesion applicator (“VLA”) program. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma.

In April 2020, we announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of our existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at the National Institutes of Health National Institute of Allergy and Infectious Diseases (“NIAID”). Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study and has transferred the Investigator Initiated IND to the Company.

In April 2021, OncoSec Medical announced that it has received authorization to CE mark, GenPulse™, OMS EP Device for use in solid tumors. The CE mark certification augments the Notified Body certification to the International Organization for Standardization’s (“ISO”) 13485 standard for the design, development, manufacture and distribution of electroporation devices, which is renewed annually, subject to a successful audit. The CE mark certification involved a comprehensive audit of our quality system, as well as thorough evaluation and testing of the OMS EP Device to assure it performs safely and as designed. A CE mark indicates the OMS EP Device complies with Directives of the European Commission and therefore can be marketed within the 31-nation European Economic Area and Switzerland. The GenPulse is being used in certain clinical trial sites in Australia and the EU. We are currently seeking FDA agreement to use GenPulse in U.S. clinical sites.

In July 2021, we entered into a clinical trial collaboration and supply agreement with Merck with respect to a Phase 3 study of TAVOTM in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with Stage III or IV unresectable, metastatic melanoma, and who are refractory to prior checkpoint therapy. This study is referred to as KEYNOTE-C87. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. We are the study sponsor and are responsible for external costs. The trial is designed to be a global Phase 3 randomized clinical trial and is intended to support accelerated approval by the U.S. FDA and/or serve as a pivotal study to support a full licensure.

We intend to continue to pursue potential new trials and studies related to TAVO, in various tumor types. In addition, we are also developing our next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using EP. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new Visceral Lesions Applicator (“VLA”).

The new VLA has been designed to work with low voltage EP generators, including but not limited to our proprietary APOLLOTM EP generator and Cliniporator® to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, we had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology, where it presented preclinical data on both the new VLA and APOLLO generator. Additionally, we successfully completed several large animal studies and aim to bring the new VLA into the clinic in 2023. By using our next-generation technology with the new VLA (and in cutaneous/subcutaneous settings as well), our goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand our pipeline. We believe that the flexibility of our proprietary plasmid-DNA technology will allow us to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12.

We have established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and have made it available under Australia’s Special Access Scheme (“SAS”). Emerge was acquired in late 2019 and in June 2021 informed the Company that oncology will not be a core therapeutic focus for Emerge into the future. The collaboration was terminated effective October 1, 2021, and the Company will not continue to participate in the SAS program.

Cancer Immunotherapy Treatments: Background

Many traditional modalities for treating cancer, such as chemotherapy, have limited survival benefit and are frequently associated with significant negative side effects. Immunotherapy, which has received significant attention in recent years, focuses on modulating the immune system to identify and eradicate cancer cells. Systemic delivery of immune-modulating cytokine proteins such as interleukin-2 (IL-2), interleukin-10 (IL-10), or interleukin-12 (IL-12) had shown early indications of efficacy but was associated with mechanism-based toxicity.

The development of monoclonal antibody drugs which target and block critical “immune checkpoint” proteins such as anti-CTLA-4 (cytotoxic T-lymphocyte-associated protein-4), anti-PD-1 (program cell-death-1) or anti-PD-L1 (programmed death-ligand-1), has been successful at augmenting anti-tumor immunity with more easily controlled toxicity than systemic cytokines, and several agents have been approved for the treatment of multiple sold tumor cancers. Although these new immuno-oncology agents have shown clinical benefit for patients with solid tumors across multiple tumor types, a majority of patients will not respond (primary refractory) or will relapse. One hypothesis for the primary refractory patients is that the tumor lacks infiltrating immune cells (immune desert) or the pre-exisiting immune cells are unproductive (exhausted) or productive and limited to the periphery of the tumor (immune excluded). Thus, novel agents that can alter the tumor immune environment directly, is an area of intense research.

The TAVO EP platform was developed to address two unmet needs – the ability to safely deliver a powerful, well characterized, immune cytokine, Interleukin-12 to the tumor where it is needed. Second, to leverage electroporation as a mechanism to deliver DNA medicines that are otherwise too toxic to administer systemically and/or more effective in the tumor microenvironment.

CLINICAL PROGRAMS

Our Lead Product Candidate: TAVO

Our lead product candidate, TAVO, is a drug-device combination. The drug consists of a plasmid construct called tavokinogene telseplasmid with plasmid DNA-encoded, IL-12, and is delivered into a tumor using our proprietary EP Device. Our clinical data indicates that the in vivo gene transfer of plasmid DNA-encoded IL-12 using EP is well-tolerated and anti-tumor activity has been observed after a single cycle of treatment. Importantly, regression in distant, non-injected/non-electroporated lesions has also been observed (“abscopal effect”) in different solid cancers.

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

KEYNOTE-695 Study (ongoing)

The KEYNOTE-695 study is a Phase 2b, open-label, single-arm, multi-center study of TAVO-EP in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with unresectable locally advanced or metastatic melanoma and confirmed progression on immediate prior anti-PD1 therapy. The KEYNOTE-695 study completed enrollment of the original patient cohort (105 patients) in December of 2020 during the Covid pandemic, approximately half of the cohort was enrolled. The study is currently enrolling approximately 25 additional patients in an expansion cohort in Australia, Canada and Europe to gain patient experience with the OMS EP Device (using the GenPulse generator and Series 3 Applicator). The data from this study will support filing for accelerated approval with the FDA in 2022.

KEYNOTE-695 enrollment criteria with respect to anti-PD-1 checkpoint failure is highly restrictive. In order to be considered an anti-PD-1 checkpoint failure, all patients must have histological or cytological confirmed diagnosis of unresectable melanoma (Stage III or IV) with progressive locally advanced or metastatic diseases, be refractory/relapse to anti-PD-1 monoclonal antibodies, namely KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab), as either monotherapy or in combination with other approved checkpoint inhibitors or targeted therapies according to their approved label, and must have relapsed as documented disease progression within 12 weeks of the last dose of anti-PD-1 monoclonal antibodies according to RECIST v1.1, measured by radiologic assessment. Patients can have no intervening therapies between failure of anti-PD-1 therapy and the TAVO / KEYTRUDA® combination treatment with the exception of approved BRAF/MEK inhibitor combinations. Patients that are BRAF eligible may have received BRAF treatment. The primary endpoint of the study, by blinded independent central review, is to assess the objective response rate (“ORR”) based on RECIST v1.1.

KEYNOTE-695 is a registration directed clinical trial. In order to be eligible for accelerated approval, the TAVO / KEYTRUDA® combination must treat a serious condition and provide a meaningful advantage over available therapies. Prior to the commencement of the study, we reviewed the patient inclusion and progression criteria, and other study requirements with FDA. In light of this review, we strictly defined the patient population to be enrolled in KEYNOTE-695 to include only those patients who have definitively progressed on prior anti-PD-1 checkpoint therapy.

OMS-102 (completed)

OMS-102 was an open-label, multi-center, Phase 2 trial of TAVO and KEYTRUDA® (pembrolizumab) in patients with advanced, metastatic melanoma. In August 2015, we enrolled the first patient in our Phase 2 investigator-sponsored clinical trial led by the clinicians at the University of California, San Francisco (“UCSF”). Huntsman Cancer Institute in Utah was the second clinical site. The primary endpoint of this study was to assess the anti-tumor efficacy of the combination of TAVO and KEYTRUDA® in patients with stage III/IV metastatic melanoma whose tumors are characterized by low frequency of CD8+/PD-1+/CTLA-4+ TILs (tumor infiltrating lymphocytes). The primary endpoint of the study was best overall response rate by RECIST of the combination regimen. Recent data suggests that patients whose tumors are lacking TILs or CD8+ T-cells at the tumor margin or generally have a low frequency of CD8+/PD-L1+/CTLA-4+ TILs are unlikely to respond to anti-PD-1 therapies such as KEYTRUDA®, while tumors with a frequency of CTLA-4+/PD-L1+/CD8+ >20% in the tumor are likely to have a clinical benefit. Therapies, such as TAVO, that promote TIL generation and PD-L1 positivity play an important role in augmenting the clinical efficacy of the anti-PD1/PD-L1 agents.

Initial data were presented in February 2017 at ASCO-SITC and the trial stopped enrolling patients in September 2017, allowing us to progress on KEYNOTE-695. The final data was selected for prominence at SITC 2017 and was presented during the oral poster session. The overall response rate in the 22-patient population was 43% by RECIST v1.1. at week 24 (best overall response rate was 50% by clinical assessment), with one Grade-3 adverse event of cellulitis that resolved with antibiotics. Based on these results, we believe the combination of TAVO and KEYTRUDA® demonstrated efficacy in this low TIL metastatic melanoma patient population and was well-tolerated. Further, long-term follow up has shown responses with significant durability, with all patients who experienced a response remaining in responding status. To date only one patient has required additional surgery to maintain remission. Data from this study was published in the Clinical Cancer Research journal in May 2020.

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

In order to continue to acquire clinical and immune correlational data on melanoma patients treated with TAVO, the protocol of the OMS-I100 study was amended in February 2014 to enroll up to an additional 30 patients. Enrollment in OMS-I100 Addendum was completed in March 2016. The study is complete and the Company presented final data at the Melanoma Bridge Conference held on November 29 – December 1, 2018. The data was selected for an oral presentation and included new data demonstrating that local treatment with TAVO alone led to whole-body immune responses associated with regression of untreated lesions in almost half of the 50 patients treated on the study. Final data from this study was published in the Annals of Oncology in March 2020.

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

PHASE 2 INVESTIGATOR-INITIATED NEOADJUVANT STUDY

In August 2020, we commenced an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This investigator-initiated Phase 2 study has been designed to evaluate whether the addition of TAVO can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study is currently enrolling.

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

TNBC frequently affects younger women (under 40 years old) and is characterized by higher relapse rates than estrogen receptor positive breast cancers. TNBC is also associated with an increased risk of recurrence, both locally and in distant sites including the lungs and brain. Advanced TNBC remains a significant area of unmet medical need and there is no established standard-of-care. Chemotherapy is the current standard-of-care treatment in the adjuvant, neoadjuvant, and metastatic settings. Due to the loss of the tumor cell receptors, patients with TNBC do not benefit from hormonal therapy or treatments targeting the oncogenic HER2 pathway. The standard of care for patients with recurrent and/or metastatic disease is cytotoxic chemotherapy, leading to a median survival of approximately 13 months from the time of recurrence or diagnosis of distant metastases. Importantly, for patients with metastatic TNBC, the traditional chemotherapeutic treatment approach has undergone limited advance in the last decades, and no regimen is specifically indicated in this unique patient population.

KEYNOTE-890 study (ongoing)

KEYNOTE-890 is a Phase 2, open-label, single-arm, multi-center study of TAVO in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with histologically confirmed diagnosis of inoperable locally advanced or metastatic TNBC who have received at least one prior line of approved systemic chemotherapy or immunotherapy.

In collaboration with Merck, KEYNOTE-890, Cohort 1 completed enrollment in early 2020. Enrollment in Cohort 2 began in the first quarter of 2021. We previously provided interim data from Cohort 1 in December, 2019 on the first group of patients enrolled from this study at the SABCS. The fully enrolled Cohort 1 efficacy, durability, and safety data will be presented at SABCS the week of December 6, 2021. Based on the outcome of the study and feedback from FDA, we amended the KEYNOTE-890 clinical protocol to include TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in treatment-naïve patients with inoperable locally advanced or metastatic triple negative breast cancer, Cohort 2. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

OMS-140 (completed)

OMS-140 is a Phase 2, monotherapy biomarker study in patients with advanced or metastatic TNBC. The study is being conducted at Stanford University and is designed to assess whether TAVO increases TNBC tumor immunogenicity by driving a pro-inflammatory cascade that leads to increases in cytotoxic tumor infiltrating lymphocytes (“TILs”). The presence and number of TILs is thought to be a key requirement for promoting the anti-tumor activity of anti-PD-1. By driving cytotoxic immune cells into the tumor, TAVO could be used in combination with checkpoint blockade therapies, which have reported some, but limited, activity in TNBC.

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

Preliminary data was presented at the SABCS annual meeting in 2018 and enrollment in this trial (n=10) is now complete. The clinical observations from this study prompted us to conduct KEYNOTE-890, which is currently underway.

SQUAMOUS CELL CARCINOMA HEAD & NECK CANCER (SCCHN)

Head and neck cancer represent approximately 4% of all cancers in the U.S., and it is estimated over 65,000 patients will develop head and neck cancer this year with over 14,000 deaths.

OMS-131 (ongoing)

OMS-131 is an investigator-initiated Phase 2 clinical trial conducted by the University of California San Francisco Helen Diller Family Comprehensive Cancer Center. This study stopped enrolling and amendments to the protocol are under consideration.

OMS-131, also referred to as the “TRIFECTA” study, was formed from the clinical observations from a 2017 pilot study of TAVO in head and neck cancer patients, which demonstrated clinical and biological results including evidence of synergy between TAVO and PD-1 antibodies in the disease.

ROSWELL PARK COMPREHENSIVE CANCER CENTER

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

DUKE UNIVERSITY

The Company has an ongoing research collaboration with Duke University’s Center for Applied Therapeutics (“Duke University”) to evaluate TAVOPLUS in combination or sequenced with a HER2-plasmid vaccine administered our APOLLO™ EP generator in preclinical studies. The research is led by Herbert Kim Lyerly, M.D., George Barth Geller Professor, Professor of Immunology, Surgery and Pathology at Duke University School of Medicine and a director on our board of directors. This ongoing work was recently reported in a peer reviewed journal titled “Intratumoral Plasmid IL12 Expands CD8+ T Cells and Induces a CXCR3 Gene Signature in Triple-negative Breast Tumors that Sensitizes Patients to Anti-PD-1 Therapy”.

In this study, Duke investigators used mouse models of TNBC, to evaluate immune activation and tumor targeting of intratumoral IL-12 plasmid followed by electroporation (tavokinogene telseplasmid; TAVO). Collaborators at Stanford further presented a single-arm, prospective clinical trial of TAVO monotherapy in patients with treatment refractory, advanced TNBC (OMS-I140). Single-cell RNA sequencing of murine tumors identified a CXCR3 gene signature (CXCR3-GS) following TAVO treatment associated with enhanced antigen presentation, T-cell infiltration and expansion, and PD-1/PD-L1 expression. Assessment of pretreatment and posttreatment tissue from patients confirmed the enrichment of this CXCR3-GS in tumors from patients that exhibited an enhancement of CD8+ T-cell infiltration following treatment. One patient, previously unresponsive to anti-PD-L1 therapy, but who exhibited an increased CXCR3-GS after TAVO treatment, went on to receive additional anti-PD-1 therapy as their immediate next treatment after OMS-I140, and demonstrated a significant clinical response. These data show a safe, effective intratumoral therapy that can enhance antigen presentation and recruit CD8 T cells, which are required for the antitumor efficacy. They identify a TAVO treatment-related gene signature associated with improved outcomes and conversion of nonresponsive tumors, potentially even beyond TNBC.

Visceral Lesion Applicator

We are developing our next-generation intratumoral delivery device and applicators, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally. Specifically, we are developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with a new VLA.

The VLA has been designed to work with low voltage EP generators. Moving forward, we see significant opportunity to leverage this innovative technology to secure new partnerships that may allow us to expand our capabilities and drive shareholder value.

Throughout 2019 and 2020, we have successfully completed five large animal studies and aim to bring the VLA into the clinic during 2023. Preclinical data was presented in posters at the 2020 Society for Interventional Oncology meeting, where it was awarded “Best Technology Scientific Abstract”, and the 2020 Society for Interventional Radiology meeting.

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

Manufacturing and Supply

Currently, we assemble and store certain components of our OMS EP system, which is our proprietary delivery mechanism for our TAVO product candidate, and we utilize the services of qualified contract manufacturers to make the remaining components of this system and for the manufacturing, testing, packaging and storage of our plasmid product candidate for clinical trials or other studies. The manufacture of our systems and product supplies requires significant expertise and capital investment, including the use of advanced manufacturing techniques and process controls. We do not own and have no plans to build our own clinical or commercial Good Manufacturing Practice (“GMP”) manufacturing capabilities for any device, drug substance or drug product. We expect to increase our reliance on third-party manufacturers.

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

Intellectual Property

We believe our success and ability to compete depends in large part on our ability to protect our proprietary rights and technologies, including obtaining and maintaining patent, trademark and trade secret protection of our product candidates and their respective components and underlying technologies, including devices, formulations, manufacturing methods and methods of treatment, and appropriately safeguarding unpatented proprietary rights, including trade secrets and know-how. As of October 2021, we owned 66 issued patents (5 U.S. and 61 foreign) and 94 pending patent applications (13 U.S. and 81 foreign). We are currently prosecuting pending patent applications in various jurisdictions. We have issued patents in the U.S., Europe and Japan with claims directed to cytokine-based intratumoral immunotherapies in combination with a checkpoint inhibitor. The Japanese patent was issued May 7, 2021. U.S. Patent 11071860, with claims directed to electroporation systems and devices having enhanced safety features including novel monitoring and crowbar trigger circuitries was issued on July 27, 2021. Japanese patent 6860497 directed to various adaptive electroporation systems and delivery assemblies was issued on March 30, 2021. In addition, we have licensed intellectual property rights that allow us to use certain EP technology to deliver DNA-based cytokines as an immunotherapy, as well as catheter-based delivery devices. From these in-licensed portfolios, we have access to 79 issued U.S. and foreign issued patents (6 from USF, 16 from Gaeta Therapeutics, and 57 from Inovio Pharmaceuticals, Inc. (Inovio)) and 13 U.S. and foreign pending patent applications (2 from USF, 3 from Gaeta Therapeutics, and 8 from Inovio). We expect to continue to file additional patent applications, if and when appropriate, as our research and development efforts continue. The majority of the patents in our portfolio, including owned and in-licensed patents and fundamental patents directed toward our proprietary technology, expire between 2023 and 2041. We have previously obtained patent protection through an asset purchase agreement with Inovio covering our original clinical electroporation device. The primary patents providing protection of this original device have expired. However, the Company has recently filed applications, in 2019-2021, on our next generation electroporation devices and applicator handles and our next generation DNA-based cancer immunotherapeutics and will continue to file patent applications this year.

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

United States

General

In the United States, the federal Food, Drug and Cosmetic Act, or FDCA, other state statutes and regulations, many of which are administered and enforced by the FDA, govern or influence, among other things, the research, development, verification, validation, clinical testing, manufacturing, storage, record-keeping, approval, labeling, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, import and export of product candidates such as ours. Under these regulations, we and our contract manufacturers may be subject to periodic inspection of our facilities, quality controls and other procedures, and operations and/or the testing of our product candidates during and after the approval process for a product candidate, to confirm compliance with all applicable regulations, including current good manufacturing practices (“cGMPs”) and other applicable requirements.

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

Clinical trials involve the administration of the investigational new drugs or biologics to human subjects under the supervision of qualified investigators in accordance with good clinical practice requirements. For purposes of a NDA or BLA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap or be combined:

●	Phase 1: The product candidate is initially introduced to healthy human subjects or patients and tested for safety, dose tolerance, absorption, metabolism, distribution and excretion and, if possible, to gain an early indication of its safety, tolerability and effectiveness.

●	Phase 2: The product candidate is administered to a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted indications, and to determine dose tolerance and optimal dosage. Multiple Phase 2 clinical trials may be conducted.

●	Phase 3: The product candidate is administered in an expanded patient population at multiple, geographically-dispersed clinical trial sites, to obtain additional evidence of clinical efficacy and safety and to establish the overall risk-benefit relationship of the product candidate.

●	Phase 4: In some cases, the FDA may condition approval of a NDA or BLA for a product candidate on the sponsor’s agreement to conduct additional post-approval clinical trials to further assess the safety and efficacy of the drug or biologic.

The results of product development, pre-clinical studies and clinical trials are submitted to the FDA as part of a NDA or BLA requesting approval to market the product. NDAs or BLAs must also contain extensive information relating to the product’s pharmacology, chemistry, manufacture, controls, and proposed labeling, among other things.

Once the NDA or BLA submission has been accepted, the FDA begins an in-depth substantive review. Pursuant to the FDA’s performance goals, NDA and BLA standard reviews are to be completed within 10 months, subject to extensions by the FDA. Before approving a NDA or BLA, the FDA often inspects the facility or facilities where the product is manufactured and will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with good manufacturing practices. Additionally, the FDA will typically inspect one or more clinical sites to assure compliance with good clinical practices before approving a NDA or BLA. If the FDA determines that a NDA or BLA is not approvable, then the FDA may outline the deficiencies and often will request that additional information be provided or additional clinical trials be completed. Notwithstanding the submission of any requested additional testing or information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

As of July 31, 2021, we had a total of 58 employees, including 54 full-time employees and 4 part-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

Corporate Information

We were incorporated under the laws of the State of Nevada in February 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions. In March 2011, we completed a merger with our subsidiary to change our name to “OncoSec Medical Incorporated,” and we commenced operations as a biotechnology company upon our acquisition of assets from Inovio related to the use of drug-medical device combination products for the treatment of various cancers. Our principal executive office is located at 24 North Main Street, Pennington, NJ 08534 and the telephone number is (855) 662-6732. Our website address is www.oncosec.com. Information contained on our website is not, and should not be considered, part of this report. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the Securities and Exchange Commission, or SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov/.

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

As the date hereof, one shareholder owns approximately 43% of the Company’s common stock. As a result, this stockholder may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company and any other stockholders. This ownership and control may be used to prevent the Company from raising additional funds through the sale of equity which may make it more difficult for the Company to finance its operations.

We have never generated, and may never generate, revenue from our operations.

We have not generated any revenue from our operations since our inception, and we do not anticipate generating meaningful revenue in the near term. During our fiscal year ended July 31, 2021, we incurred a net loss of approximately $45.2 million, and from inception through July 31, 2021, we have incurred an accumulated deficit of approximately $252 million. We will need significant additional funding to continue our operations and pursue our strategic plans, including continued development of our ImmunoPulse® IL-12. Although we have been and expect to continue to tightly manage our operating expenses, we expect our operating expenses will continue to increase as we further our development activities and pursue FDA approval for one or more of our product candidates.

Because of the numerous risks and uncertainties associated with our product development and planned commercialization efforts, many of which are discussed in these risk factors, we are unable to predict the extent of our future losses or when, or if, we will generate meaningful revenue or become profitable, and it is possible we will never achieve these goals. Our failure to develop our investments in our proprietary technologies and product candidates into revenue-generating operations would have a material adverse effect on our business, results of operations, financial condition, and prospects and could result in our inability to continue operations.

We have limited working capital and a history of losses, which raises substantial doubt as to whether we will be able to continue as a going concern.

Our auditor’s report on our financial statements for the year ended July 31, 2021, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. The Company has never generated any cash from its operations and does not expect to generate such cash in the near term. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

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

As of July 31, 2021, we had cash and cash equivalents of approximately $46.0 million. We do not generate any cash from our operations.

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

We are a clinical-stage, pre-commercial, company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Additionally, although we are investigating licensing and partnering opportunities, no such opportunities have been finalized and, even if completed, we do not expect that these potential opportunities would generate any significant near-term revenue. Our operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of TAVO-EP and engaging in other research and development activities, including pre-clinical and other clinical studies of our other product candidates. We have not demonstrated an ability to obtain regulatory approval of a product candidate, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, the revenue-generating potential of our business is unproven and uncertain.

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

We are significantly dependent on the success of our ImmunoPulse® technology platform and our product candidates based on this platform, including our lead product candidate TAVO-EP.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our electroporation technology, including primarily our lead product candidate TAVO-EP. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates, and such regulatory approval and commercialization may never occur. We are working on updated versions of the OMS EP Device to ensure compliance with current regulatory standards as a prerequisite for FDA clearance. We anticipate that we will need to have clinical experience with this device before we seek regulatory approval for our product candidate. If we experience delays in completion of this work or FDA approval in using the updated OMS EP Device in our ongoing clinical trials, it could delay our clinical programs, necessitate enrolling more patients in our ongoing clinical trials, delay the commercialization our product candidate and have a material adverse effect on our business, results of operations, financial condition and prospects.

The success of TAVO, our OMS EP Device, or any other product candidates based on our electroporation technology will depend on a number of factors, including, among others:

●	our ability to conduct and complete pre-clinical and clinical studies and trials, including the time, costs and uncertainties associated with all aspects of these trials;
●	our ability to retain key management and scientific personnel to oversee the approval and adoption of our product candidates;
●	our ability to continue as a going concern;
●	the data we obtain from pre-clinical and clinical testing of the product candidates, including data demonstrating the required level of safety and efficacy of the product candidates (for example, a key factor in determining whether we are able to successfully develop and commercialize TAVO in melanoma will be the data we obtain from our KEYNOTE-695 study, which is our ongoing study of TAVO in combination with Merck’s approved therapy for melanoma in patients who have shown resistance to, or relapse from, certain other cancer therapies);

●	the regulatory approval pathway we choose to pursue for our product candidates in the United States of America or any other jurisdiction;

●	our ability to obtain required regulatory approvals for one or more of our product candidates in the United States and in other jurisdictions, and the time required to obtain these approvals, if they are ever obtained;

●	the manufacturing arrangements we are able to establish with third-party manufacturers, both for the manufacture of the product candidates for clinical trial use and for the potential commercial manufacture of products, if and when approved;

●	our ability to build an infrastructure capable of supporting product sales, marketing and distribution of any approved products in territories where we pursue commercialization directly;

●	our ability to establish commercial distribution agreements with third-party distributors for any approved products in territories where we do not pursue commercialization directly;

●	the labeling requirements for any product candidates that are approved, including obtaining sufficiently broad labels that would not unduly restrict our ability to market the product;

●	acceptance of our products, if and when approved, by patients and the medical community;

●	the ability of our products, if and when approved, to effectively compete with other cancer treatments;

●	a continued acceptable safety profile for any product candidates that are approved following such approval;

●	our level of success in obtaining and maintaining patent and trade secret protection and otherwise protecting our rights in our intellectual property portfolio;

●	the levels of coverage and reimbursement we are able to secure for any product candidates that receive regulatory approval;

●	our ability to establish a commercially viable price for our products, if and when approved; and

●	delays or unanticipated costs, including those related to any of the foregoing.

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

Additionally, because we have limited resources, we may forego or delay pursuit of opportunities with certain programs or product candidates or for indications that later prove to have greater commercial potential. Our estimates regarding the potential market for a product candidate could be inaccurate, and our spending on current and future research and development programs may not yield any commercially viable products. If we do not accurately evaluate the commercial potential for a particular product candidate, we may relinquish valuable rights to that product candidate through strategic collaboration, licensing, or other arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such product candidate. Alternatively, we may allocate internal resources to a product candidate in a therapeutic area in which it would have been more advantageous to enter into a partnering arrangement.

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

Patient enrollment in a clinical trial may be affected by many factors, including:

●	the severity of the disease under investigation;

●	the design of the study protocol;

●	the eligibility criteria for the study;

●	the perceived risks, benefits and convenience of administration of the product candidate being studied;

●	the novel 2019 coronavirus (“COVID-19”);

●	the competitive disease space with many trials for patients to select from;
●	the availability of approved alternate treatments; and

●	the proximity and availability of clinical trial sites to prospective patients.

Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development or clinical activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, this outbreak has resulted in extended shutdowns of businesses and has had ripple effects to businesses around the world. The effects of the COVID-19 pandemic are unpredictable. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities around the world or lead to social, economic, political or labor instability in the affected areas may impact our suppliers’ or our customers’ operations. Additionally, variants of the disease present additional uncertainty that could lead to further restrictions that may have a negative impact on our operations and the larger economy.

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

Our operational and financial performance have already been affected by the impact of the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, have implemented work-from-home policies for their employees. The effects of these stay at home orders and work-from-home policies may be negatively impacting productivity, resulting in delays in our clinical programs and timelines. The extent of the impact on our operations depends in part on the time these restrictions remain in place, and whether restrictions are reinstated. These and similar disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The commencement and completion of clinical trials can be delayed or prevented for many reasons, including due to delays or issues related to:

●	obtaining clearance or approval from the FDA or a comparable international regulatory body and other applicable agencies, including the U.S. National Institutes of Health, to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators and trial sites;

●	obtaining institutional review board, or IRB, and institutional biological committee, or IBC, approval to initiate and conduct a clinical trial at a prospective site;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials, which can pose challenges for a variety of reasons, including competition from other clinical trial programs or approved products for similar indications, requirements for larger than anticipated patient populations, slower than expected enrollment, or higher than predicted rates of patient drop-out or withdrawal;

●	natural disaster, epidemics, pandemics, political crisis (such as terrorism, war, political instability or other conflict), or other events outside of our control;

●	retaining patients who have initiated a clinical trial but who may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death or for any other reason, or who are lost to further follow-up; and

●	identifying and maintaining a sufficient supply of necessary products or product candidates, including those produced by third parties, on commercially reasonable terms.

With respect to any clinical trial we plan, the FDA could determine it is not satisfied with our plan or the details of our clinical trial protocols and designs and could put a clinical hold on the proposed trials, or issue a clinical holder after a trial has commenced. Any such determination could delay the commencement or completion of the trials and would be a setback for the commercialization strategy for the product candidate that is the subject of the trial. Additionally, changes in applicable regulatory requirements and guidance may occur, in which case clinical trial protocols may need to be amended to reflect these changes. Any such amendments could require us to resubmit our clinical trial protocols to IRBs or IBCs for re-examination, which could impact the costs, timing and successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our ongoing, planned or future clinical trials, the commercial prospects for our product candidates could be harmed, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Establishing the safety of a new product is one of the principal objectives of any clinical trial. Adverse events, including serious adverse events, suspected adverse reactions, and unexpected adverse events, and their proper reporting, form the basis of the critical risk-benefit analysis of investigational drug therapies. If adverse events are identified during the development of one or more of our product candidates or any future product candidates, we may need to address any serious safety concerns as part of ongoing or post-market surveillance efforts. Alternatively, we may need to modify, limit or discontinue the development of these product candidates to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In the development of new and investigational drug therapies in this industry, many compounds that initially showed promise in early stage testing have later been associated with adverse events, including serious adverse events that have subsequently prevented further development of the compound. It is not uncommon for an adverse event to be encountered during a clinical trial. Upon discovery of an adverse event, sponsors are generally required to investigate this event in order to determine whether there is enough evidence to suggest that there was a reasonable possibility that the drug caused the adverse event.

In the event that adverse events, including serious adverse events, suspected adverse reactions, and unexpected adverse events are identified during any of our clinical trials, these trials could be modified, limited, suspended or terminated. Such adverse events may trigger a notification requirement to the FDA or comparable foreign regulatory authorities, who in turn could order us to cease further clinical investigation or deny approval of one or more of our product candidates or any future product candidates for any or all targeted indications. The FDA could also issue a letter requesting additional data or information prior to making a final decision regarding whether or not to approve a product candidate. The number of requests for additional data or information issued by the FDA in recent years has increased and has resulted in substantial delays in the approval of several new drugs. Adverse events or undesirable side effects caused by one or more of our product candidates or any future product candidates could also result in the inclusion of unfavorable information in our product labeling, such as a Black Box warning, or denial of regulatory approval by the FDA or other regulatory authorities for any or all targeted indications, and in turn prevent us from commercializing and generating market acceptance and revenues from the sale of that product candidate. Adverse events or side effects could affect patient recruitment or the ability of enrolled patients to complete the trial and could result in potential product liability claims.

No matter how extensive clinical trials and premarket studies may be, the safety profile of a new therapeutic product can only be fully characterized by continuing safety surveillance through a spontaneous adverse event monitoring system and a post-marketing surveillance study. FDA may require post-marketing testing, known as Phase 4 testing, risk evaluation and mitigation strategies, and surveillance to monitor the effects of an approved product or place conditions on an approval that could restrict the distribution or use of the product. Regulatory authorities may withdraw product approvals or request product recalls if a company fails to comply with regulatory standards, if it encounters problems following initial marketing, or if previously unrecognized problems are subsequently discovered. It is well understood in the drug development process that drug safety can never be considered an absolute, since the safety profile of a new therapeutic product will continue to evolve as more information is generated, gathered, and assessed over the course of general use.

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

We have entered into, and expect to continue to enter into, agreements with third-party Clinical Research Organizations (“CROs”) to help us manage critical aspects of the clinical trials we sponsor. We rely on these third parties for the execution of certain of our clinical and pre-clinical studies, and we only control certain aspects of their activities. We and our CROs are required to comply with the FDA’s regulations for conducting clinical trials and good clinical practice, as well as the guidelines of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use. We are also required to harmonize standard operating procedures between companies and conduct periodic internal and vendor audits to ensure compliance. Additionally, the FDA and comparable foreign regulators enforce these good clinical practice regulations through periodic inspections of trial sponsors, principal investigators, trial sites, laboratories and other entities involved in the completion of the study protocol and processing of data.

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

As is common in the biopharmaceutical industry, we engage the services of consultants to assist in the development of product candidates. Many of these consultants were previously employed at or may have previously been, or are currently providing, consulting services to, other pharmaceutical companies, including our competitors or potential competitors. We may become subject to claims related to whether these consultants have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of their former employers or their former or current customers. Litigation may be necessary to defend against these claims. Even if we are successful in defending these claims, litigation could result in substantial costs and be a distraction to management.

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug application, and we have little or no control over the conduct or timing of, or FDA communications regarding, these trials.

We have participated in and continue to participate in clinical trials conducted under an approved investigator-sponsored IND application. We also have plans to participate in future investigator-sponsored trials under both INDs and Investigational Device Exemptions (“IDEs”), since our product candidates are drug-device combination products. In investigator-initiated trials, the investigator typically designs and implements the study and the investigator or its institution acts as the sponsor of the trial. This trial has control over the design, conduct and timing of the trial, and as a result, we have limited or no control over the commencement, conduct and completion of these investigator-initiated trials. In addition, regulations and guidelines imposed by the FDA with respect to INDs and IDEs include a requirement that the sponsor of a clinical trial perform the study in accordance with an approved investigational plan, and provide ongoing communication with the FDA as it pertains to the safety of the drug, device, or treatment being tested. It is the responsibility of the investigator, as the sponsor of the trial, to be the sole point of contact with the FDA for these communications and to exercise all decision-making authority regarding these or other submissions to the FDA about the trial. Consequently, we may have little or no control over the content or timing of these communications, including whether they are timely, accurate or complete. Any failures by the investigator sponsoring these trials could result in reviews, audits, delays or clinical holds by the FDA that could negatively affect the timelines for these trials or jeopardize their completion. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, these investigator-sponsored trials expose us to additional risks, many of which are outside of our control and the occurrence of which could severely harm our performance and the commercial prospects for our product candidates.

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

Furthermore, because of the substantial competition we face, even if we are ultimately able to achieve regulatory approval for one or more of our product candidates, delays in such regulatory approval could delay, limit or prevent our ability to successfully commercialize our product candidates if competing products obtain approvals before ours, or with more permissible, or less-restricted, claims and gain market traction against which we are not able to compete. Moreover, we may be forced to reevaluate our development strategies and plans in the face of setbacks or other delays that could jeopardize the value of any regulatory approval that is obtained, which could include abandoning planned clinical trial efforts for a product candidate that we no longer believe has promising value as a commercial product. If we are not able to obtain or maintain required regulatory approvals for our product candidates or if we decide or are forced to abandon our efforts to obtain or maintain these approvals, we would have expended significant costs on assets that may never generate any return. Such an outcome would have a material adverse effect on our business, results of operations and financial condition, as well as on our continued viability as a company.

We will need to obtain FDA approval of any proposed product brand names, and any failure or delay associated with such approval may adversely impact our business.

A pharmaceutical product cannot be marketed in the U.S. or other countries until we have completed a rigorous and extensive regulatory review process, including approval of a brand name. Any brand names we intend to use for our product candidates in the U.S. will require approval from the FDA regardless of whether we have secured a formal trademark registration from the U.S. Patent and Trademark Office (“USPTO”). The FDA typically conducts a review of proposed product brand names, including an evaluation, for example, of potential for confusion with other product names. The FDA may also object to a product brand name if it believes the name implies inappropriate promotional claims. If the FDA objects to any of our proposed product brand names, we may be required to adopt an alternative brand name for our product candidates. If we adopt an alternative brand name, we would lose the benefit of our existing trademark applications for such product candidate and may be required to expend significant additional resources in an effort to identify a suitable product brand name that would qualify under applicable trademark laws, not infringe the existing rights of third parties and be acceptable to the FDA. We may be unable to build a successful brand identity for a new trademark in a timely manner or at all, which would limit our ability to commercialize our product candidates.

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

We entered into a cross-license agreement with Inovio in 2011 for certain electroporation technology, which includes among other things, patents protecting our OMS EP Device. Under the terms of the agreement, Inovio granted us a non-exclusive, worldwide license under certain of its electroporation patents, and in exchange, we granted to Inovio an exclusive license to certain aspects of our technology in a limited field of use. However, with the expiration of patents in 2020, no patents acquired by OncoSec under the agreement and licensed to Inovio remain active. Although we do not currently rely on the technology covered by the intellectual property licensed from Inovio, our product candidates could in the future utilize this technology. This license is non-exclusive. As such, Inovio could use the technology to compete with us or other competitors could use the technology that was covered by the intellectual property to compete with us.

We entered into a license agreement with Gaeta Therapeutics in May 2019. Under the license, we obtained exclusive worldwide rights to Gaeta Therapeutics’ portfolio of patents and applications covering the combination use of IL-12 protein or DNA and various checkpoint inhibitor therapies, including anti-CTLA-4 and anti-PD-1 compounds, in key global markets. Although we do not currently rely on the intellectual property we have licensed from Gaeta, our product candidates could in the future utilize this intellectual property. The in-licensing of this portfolio provides patent protection on our current clinical methods in certain countries until at least 2032 and also gives us the potential to block others utilizing IL-12 in combination with various checkpoint inhibitors, which may not be part of our current clinical platform.

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

We may become aware of activities by third parties, including our competitors, that infringe our issued patents or other intellectual property rights. If we choose to file a lawsuit against a potentially infringing third party to try to enforce our patents or other intellectual property rights, the third party may seek a ruling that the patents are invalid and/or should not be enforced. Such a ruling could severely limit our ability to protect our rights from use by third parties. Further, patent law is a constantly evolving body of law, and changes can affect our rights and our ability to execute on our strategy and our financial results. In the past several years, the U.S. Supreme Court has revised certain tests regarding assessing the validity of patents, which could result in the invalidation of issued patents and/or their claims based on the application of the current patent validity standards. As a result, in the event of any patent infringement litigation or other proceedings involving our patents, our patents could be subject to challenge and subsequent invalidation or significant narrowing of claim scope under the current standards. Moreover, even if the validity of our patents is upheld in a patent infringement lawsuit, a court could refuse to stop a third party’s activities on the grounds that the activities do not infringe the specific claims of our patents. Further, even if we were successful in stopping the infringing activity, patent infringement lawsuits are expensive and could consume significant time, management attention, capital and other resources. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the USPTO, to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid.

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

Our competitors may obtain regulatory approval of their product candidates more rapidly, or with more or more-extensive claims, than we can or may obtain more robust patent protection or other intellectual property rights to protect their product candidates and technologies, which could limit or prevent us from developing or commercializing our product candidates. If we are able to obtain regulatory approval of one or more of our product candidates, we would face competition from approved products or products under development by larger companies that may address our targeted indications. If we directly compete with these very large entities for the same markets and/or customers, their greater resources, brand recognition, sales and marketing experience and financial strength could prevent us from capturing a share of these markets or customers. Our competitors may also develop products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed, less costly or more widely accepted for other reasons than any of our products that might obtain regulatory approvals, and our competitors may also be more successful than us in manufacturing, distributing and otherwise marketing their products.

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

In connection with any geographic expansion we may pursue, international operations would involve substantial additional risks, including, among others:

●	difficulties complying with the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery laws, such as the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions;

●	difficulties complying with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, which introduces strict requirements for processing personal data of individuals within the European Union;

●	difficulties maintaining compliance with the varied and potentially conflicting laws and regulations of multiple jurisdictions that may be applicable to our business, many of which may be unfamiliar to us;

●	difficulties in managing foreign operations;

●	financial risks, such as longer payment cycles, difficulty in enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;

●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	more complexity in our regulatory and accounting compliance;

●	differing or changing obligations regarding taxes, duties or other fees;

●	limited intellectual property protection in some jurisdictions;

●	risks associated with currency exchange and convertibility, including vulnerability to appreciation and depreciation of foreign currencies against the U.S. dollar;

●	uncertainty related to developing legal and regulatory systems and standards for economic and business activities in some jurisdictions;

●	trade restrictions or barriers, including tariffs or other charges and import-export regulations, which are subject to uncertainty, and the trade policies of the current administration regarding existing and proposed trade agreements and the ability to import goods into the United States;

●	changes in applicable laws or policies;

●	possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries; and

●	business interruptions resulting from geopolitical actions, economic instability, or the impact of and response to natural disasters, including, but not limited to, wars and terrorism, political unrest, outbreak of disease, earthquakes, boycotts, curtailment of trade, and other business restrictions.

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

Recent changes in the Company’s executive management team and Board of Directors may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company’s common stock.

On June 24, 2021, Daniel J. O’Connor stepped down from his positions as Chief Executive Officer, President and Director of the Company, and the Company’s Board of Directors appointed Brian A. Leuthner, formerly Chief Operating Officer, as the Company’s interim Chief Executive Officer. The Company’s Board of Directors commenced a search to recruit a permanent successor with the assistance of an executive search firm. Subsequently, on August 13, 2021, Mr. Brian A. Leuthner stepped down from his role as interim Chief Executive Officer of the Company. Also on August 13, 2021, the Company’s Board of Directors formed a temporary Leadership Committee consisting of three board members, Margaret Dalesandro, Ph.D., Herbert Kim Lyerly, M.D. and Yuhang Zhao, Ph.D., MBA, to lead all development efforts, with a focus on the Company’s lead asset, TAVO™, until a permanent Chief Executive Officer is hired. These changes in the Company’s executive management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive management team or the Board of Directors could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse impact on the Company’s results of operations and the price of the Company’s common stock.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

Biotechnology companies are subject to extensive, complex, costly and evolving government regulation relating to the ability to market and sell any drug or medical device. In the United States, these regulations are principally administered and enforced by the FDA and, to a lesser extent, by the U.S. Drug Enforcement Agency (“DEA”), and comparable state government agencies, and outside the United States, these types of regulations are typically administered by various regulatory agencies comparable to the FDA in foreign countries where products or product candidates are researched, tested, manufactured and/or marketed.

The Food, Drug, and Cosmetic Act (“FDCA”), the Controlled Substances Act, and other federal statutes and regulations, as well as similar state and foreign statutes and regulations, govern or influence, among other things, the research, development, design, verification, validation, clinical testing, manufacture, storage, record-keeping, approval, labeling, promotion, marketing, distribution, post-approval monitoring and reporting, sampling, import and export of product candidates such as ours. Under these regulations, we and our contract manufacturers may become subject to periodic inspection of our facilities, quality control and other procedures, and operations and/or product candidate testing by the FDA, DEA and other authorities during and after the approval process for a product candidate, to confirm compliance with all applicable regulations, including current good manufacturing practices and other applicable requirements. Further, even if regulatory approval of a product candidate is obtained, such approval would, in the U.S. at least, impose limitations on the indicated uses for which the product may be marketed, and these limitations could materially limit a product’s market and revenue potential. Additionally, we would be subject to pervasive and continuing regulation by the FDA and/or comparable foreign regulators with respect to any approved product. Moreover, we could be required to conduct potentially costly post-approval studies or surveillance programs to monitor the effect of any approved products, and the FDA and comparable foreign regulators have the authority to stop or limit further marketing of a product or impose more stringent labeling restrictions based on the results of these post-approval tests and programs or in the event of any unexpected or serious health or safety concern regarding any approved product.

Possible penalties or other consequences for failure to comply with these regulatory requirements include, among others, observations, notices, citations and/or warning letters that could force us to modify our clinical programs or other activities; clinical holds on our ongoing clinical programs; adverse publicity from the FDA or others; the FDA’s suspension of its review of pending applications; fines; product recalls or seizures; injunctions; total or partial suspension of production and/or distribution; labeling changes; withdrawal of previously granted product approvals; enforcement actions; restrictions on imports and exports; injunctions and civil or criminal prosecution. Any such sanctions, if imposed, could have a material adverse effect on our business, operating results and financial condition.

Moreover, the regulations, policies and guidance of the FDA or other regulatory agencies could change and new or additional statutes or regulations could be enacted or promulgated. If changes or new laws are more stringent or impose additional, different, or more challenging requirements, our costs of compliance could increase, regulatory approval of our product candidates could be delayed or jeopardized, or post-approval activities for any product candidates that obtain regulatory approval could be further restricted or regulated. If we are not able to achieve and maintain regulatory compliance, we may not be permitted to market any of our product candidates, which would materially adversely affect our prospects to generate revenue.

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

The healthcare industry is heavily regulated, constantly evolving and subject to significant change and fluctuation. The U.S. federal and state healthcare laws and regulations that impact our business include, among others:

●	the laws and regulations administered and enforced by the FDA and other state and federal regulatory agencies, including the FDCA, Controlled Substances Act and other federal statutes and regulations, discussed above;

●	the federal Anti-Kickback Statute, which generally prohibits, among other things, soliciting, receiving or providing remuneration to induce the referral of an individual for an item or service or the purchasing or ordering of an item or service for which payment may be made under federal healthcare programs, such as the Medicare and Medicaid programs;

●	the federal false claims laws, which generally prohibit, among other things, knowingly presenting or causing to be presented claims for payment from Medicare, Medicaid or other third-party payors that are false or fraudulent;

●	the Affordable Care Act, which, in general and among other things, expands the government’s investigative and enforcement authority, including requiring pharmaceutical companies to record and disclose to government agencies any transfers of value to doctors and teaching hospitals, and increases the penalties for fraud and abuse, including amendments to the federal False Claims Act and the Anti-Kickback Statute to make it easier to file lawsuits under these statutes;

●	HIPAA and HITECH, which, in general and among other things, establish comprehensive federal standards with respect to the privacy, security and transmission of individually identifiable health information and impose requirements for the use of standardized electronic transactions with respect to transmission of such information;

●	the FCPA and other applicable anti-bribery laws; and

●	state law equivalents of each of these federal laws, such as anti-kickback and false claims laws that may apply to items or services reimbursed by any third-party payor, including commercial insurers, and state laws governing the privacy and security of health information in certain circumstances, many of which differ from each other in significant ways and may not be preempted by applicable federal laws, thus complicating compliance efforts.

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

The 117th Congress has closely monitored drug pricing and health care spending in the United States. Many members of Congress have prioritized policies targeting drug prices and health care spending and are committed to lowering spending in federal government programs. Legislative efforts to reduce health care spending within federal programs may affect overall health care spending in the United States. The Prescription Drug Pricing Reduction Act, or PDPRA, which was introduced in Congress in 2019, and again in 2020, proposed to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and several changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act, proposes to enable direct price negotiations by the federal government for certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. This Act passed in the House of Representatives when it was introduced in 2019, and it has been introduced again in the 2021 term. In September 2021, provisions from this Act were included in budget reconciliation recommendations from several House committees. These recommendations include a provision advanced by the Ways and Means Committee that would limit federal tax credits associated with the clinical study of certain drugs intended for use in certain rare diseases. If passed, this law could increase the costs associated with clinical development and regulatory approval of OncoSec’s products. Further, the House and Senate Judiciary Committees have also focused heavily on patent and exclusivity reform for prescription drugs. While we cannot predict what proposals may ultimately become law, elements under consideration could significantly change health care spending in which the U.S. biotechnology and pharmaceutical markets operate.

President Joseph Biden, like his predecessor, has prioritized drug pricing and price transparency in the health care industry. On July 9, 2021, President Biden signed an Executive Order (“EO”) directing federal agencies to develop and implement policies to lower drug prices. The EO expresses the Biden Administration’s support for a range of drug policy proposals, including Medicare drug pricing negotiation, inflationary rebates, and drug importation from foreign countries, including Canada. Under the previous Administration, the Department of Health and Human Services (“HHS”) proposed or enacted several drug pricing measures, including finalization of a regulation that would prohibit rebates from drug manufacturers to payors (referred to as the Rebate Rule). The Rebate Rule’s implementation was delayed by courts, and Congress may prevent its implementation through legislation. Legislative or regulatory changes to the framework of permissible rebates could impact our ability to negotiate with payers to obtain coverage and reimbursement, which may ultimately impact our ability to market our products.

On June 24, 2019, President Donald Trump signed an EO directing federal agencies to improve price transparency. Since then, under both the Trump and Biden Administrations, HHS has proposed and implemented regulations to improve price transparency in both provider and payor industries. These transparency measures may shift bargaining power among various stakeholders within the U.S. drug supply chain and could ultimately impact drug pricing and health care costs generally.

Further, the Centers for Medicare & Medicaid Services (“CMS”), within HHS, has significant regulatory authority to promulgate regulations and impose other compliance requirements that may increase our compliance costs and impact our ability to attain profitability and market our products. CMS sets coverage and reimbursement rates for Medicare and oversees the implementation of Medicaid at the state level. CMS could modify or impose coverage restrictions or modify reimbursement rates on any of our products in a manner that could adversely impact our business. For example, on January 8, 2021, CMS approved Tennessee’s Medicaid section 1115 demonstration application, granting the state the unprecedented ability to implement a closed drug formulary without foregoing the state’s entitlement to rebates under the Medicaid Drug Rebate Program. Implementation of a closed formulary could mean that our products could be excluded from coverage under Medicaid. Further, CMS has implemented regulations that encourage the implementation of value-based payment models for drugs within the Medicaid program. Such payment mechanisms, if implemented, could lead to reduced payment for any of our products.

Within CMS, the Center for Medicare and Medicaid Innovation (“CMMI”), as established by the Affordable Care Act, has broad authority to design, implement, and test new health care payment models that could potentially lower health care spending while maintaining quality or increase quality without increasing spending. CMMI has considered implementing models that could have a significant adverse effect on our business. For example, on November 27, 2020, CMMI finalized a mandatory Medicare Part B drug payment model that would have aligned payment for drugs with international reference prices, entitled the Most Favored Nation (“MFN”) Model. The MFN Model was enjoined by a Federal court on December 28, 2020 for failure to comply with rulemaking procedural requirements. The Biden Administration has withdrawn the MFN Model, but it is unclear whether the Administration will propose and implement the same or a similar model in future rulemaking, and we cannot predict how future regulatory actions by CMMI or any other component of CMS may impact our business.

In addition to significant uncertainty with respect to legislation and regulation at the federal level, similar developments by state governments may impact our business. State legislative and regulatory developments could impact drug development, manufacturing, pricing, marketing, distribution, coverage, or payment. Jurisdictional and preemption issues between federal and state laws and regulations are complex and increase the costs of compliance. Further, similar legislative and regulatory uncertainties may arise in foreign drug markets, some of which are heavily regulated. We cannot predict how developments at the state level may impact our business.

Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them is approved.

Any product for which we might obtain marketing approval, along with the manufacturing processes and facilities, post-approval data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, industry standards and regulatory requirements (e.g. cGMPs and good documentation practices) relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping, and requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing, studies, and surveillance to monitor the safety or efficacy of the product. We also may be subject to state laws and registration requirements covering the marketing, promotion, and distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with legal and regulatory requirements, may result in actions such as:

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

Although we previously owned patents protecting our OMS EP Devices, our primary U.S. and foreign patents providing such protection expired in 2017 and 2018, and the final foreign patents expired in late 2019. As a result, we may have limited ability to enforce these rights against third parties to prevent them from making or selling competing products that rely upon the protected technology, which could harm our competitive position and prospects. In addition to these proprietary rights that expired between 2017 and 2019, we also own or have exclusively licensed certain patents and applications that cover our current clinical methods. These patents/patent applications will expire between 2024 and 2037. These method patents protect the use of a product for a specified method under certain defined parameters. These types of method patents do not prevent a competitor from making and marketing a product that is identical or similar to the protected product under parameters that are outside the scope of the patented method claims. Moreover, even if competitors do not actively promote such a product for the indications protected by the method patent, physicians could prescribe the products for these methods on an off-label basis. Although such off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to detect, prevent or prosecute. Furthermore, our licensed patents expiring between 2024 and 2032 may not have as broad a scope as our patents that expired between 2017 and 2019, which in turn may limit our remedies against competitors making and marketing a product that is identical or similar to ours.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Although management has determined that our internal control over financial reporting was effective as of July 31, 2021, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

On December 22, 2017, legislation commonly referred to as the “Tax Cuts and Jobs Act” was signed into law and is generally effective after December 31, 2017. The Tax Cuts and Jobs Act made significant changes to the United States federal income tax rules for taxation of individuals and business entities. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. For corporations, the Tax Cuts and Jobs Act reduced the top corporate income tax rate to 21% and repealed the corporate alternative minimum tax, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the United States federal income tax base. The Company accounted for the identified changes and adjusted the carrying amounts of gross deferred tax assets and corresponding valuation allowance in the year ended July 31, 2018. There was no net impact to the Company’s financial statements as a result. However, the effect of the Tax Cuts and Jobs Act on us and our affiliates, whether adverse or favorable, is uncertain, and may not become evident for some period of time. This document does not discuss such legislation or the manner in which it might affect us or purchasers of our common stock. Prospective investors are urged to consult with their legal and tax advisors with respect to the Tax Cuts and Jobs Act and any other regulatory or administrative developments and proposals, and their potential effects on them based on their unique circumstances. Additionally, in September 2021, the Ways and Means Committee advanced a provision that would limit federal tax credits associated with the clinical study of certain drugs intended for use in certain rare diseases. If passed, this law could increase the costs associated with clinical development and regulatory approval of OncoSec’s products.

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

The trading volume and market price of our common stock has experienced, and is likely to continue to experience, significant volatility. This volatility could negatively impact our ability to raise additional capital or utilize equity as consideration in any acquisition transactions we may seek to pursue, and could make it more difficult for existing stockholders to sell their shares of our common stock at a price they consider acceptable or at all. This volatility is caused by a variety of factors, including, among the other risks described in these risk factors:

●	adverse research and development or clinical trial results;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any capital-raising transaction we may pursue;

●	declining working capital to fund operations, or other signs of financial uncertainty;

●	any negative announcement by the FDA or comparable regulatory bodies outside the United States, including that it has denied any request to approve any of our product candidates for commercialization;

●	conducting open-ended clinical trials, which could lead to results (either positive or negative) being available to the public prior to a formal announcement;

●	market assessments of any strategic transaction or collaboration arrangement we may pursue;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock or other securities to new investors pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;

●	significant advances made by competitors that adversely affect our competitive position;

●	the loss of key management and scientific personnel and the inability to attract and retain additional highly-skilled personnel; and

●	general market and economic conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. healthcare regulatory environment following the results of the 2020 U.S. presidential election.

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

As of July 31, 2021, we had outstanding (i) options to purchase approximately 3.1 million shares of our common stock, (ii) warrants to purchase approximately 1.7 million shares of our common stock, and (iii) approximately 0.4 million restricted stock units. In addition, as of July 31, 2021, there were approximately 0.8 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and executive office is located in Pennington, New Jersey, where we lease space at 24 N. Main Street, Pennington, New Jersey, pursuant to a lease agreement which expires in 2022. Our Company also has an office located in San Diego, California, where we lease space at 3565 General Atomics Court, Suite 100, San Diego, CA, 92121, pursuant to lease which expires in 2023. Additionally, we entered into a lease assignment agreement for space located at 5820 Nancy Ridge Drive, San Diego, California, 92121 which expires in 2025. We have also entered into lease arrangements for lab space in San Diego, California to support our research and development department.

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

The following table sets forth the range of reported high and low sales prices for our common stock for the fiscal quarters indicated, as reported on the NASDAQ:

	High	Low
Fiscal Year Ended July 31, 2021
First Quarter ended October 31, 2020	$5.40	$3.06
Second Quarter ended January 31, 2021	$7.82	$3.69
Third Quarter ended April 30, 2021	$8.16	$4.17
Fourth Quarter ended July 31, 2021	$5.08	$2.08

Fiscal Year Ended July 31, 2020
First Quarter ended October 31, 2019	$2.65	$1.60
Second Quarter ended January 31, 2020	$2.50	$1.70
Third Quarter ended April 30, 2020	$2.54	$1.04
Fourth Quarter ended July 31, 2020	$4.89	$1.51

Holders

As of October 29, 2021, there were 44 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

Unregistered Sales of Equity Securities and Use of Proceeds

From May 3, 2021 to July 2, 2021, we issued a total of 37,500 shares of our common stock to a third-party firm pursuant to a consulting agreement at an average market price of $3.92 per share for services rendered.

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

Overview

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Our core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (“OMS”) Electroporation Device” or “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP Device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer.

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

Results of Operations for the Year Ended July 31, 2021 Compared to the Year Ended July 31, 2020

The financial data for the years ended July 31, 2021 and July 31, 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	July 31, 2021	July 31, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	34,097,641	25,096,817	9,000,824	36
General and administrative	14,282,417	18,312,268	(4,029,851)	(22)
Loss from operations	(48,380,058)	(43,409,085)	(4,970,973)	11
Other (loss) income, net	(704)	185,052	(185,756)	(100)
Interest expense	(15,857)	(5,114)	(10,743)	210
Gain on extinguishment of debt	960,790	-	960,790	100
Foreign currency exchange gain/(loss), net	(144,085)	103,136	(247,221)	(240)
Loss before income taxes	(47,579,914)	(43,126,011)	(4,453,903)	10
Income tax benefit	(2,412,183)	(872,585)	(1,539,598)	176
Net loss	$(45,167,731)	$(42,253,426)	$(2,914,305)	7

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses increased by approximately $9.0 million, from $25.1 million during the year ended July 31, 2020 to $34.1 million during the year ended July 31, 2021. This increase was primarily due to the following approximate increases: (i) $5.4 million in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development (ii) $2.2 million increase in payroll and related benefits expenses, primarily due to additional headcount and merit increases, and (iii) $1.2 million increases in stock-based compensation expense for employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $4.0 million, from $18.3 million during the year ended July 31, 2020, to $14.3 million during the year ended July 31, 2021. This decrease was largely due to the following: (i) $5.3 million decrease in legal costs primarily related to the Alpha Holdings litigation and the contested proxy in prior year and $1.0 million in insurance recoveries from the Alpha Holdings litigation in the current period; (ii) $1.0 million in consulting costs, primarily related to business development and public relations in the prior period and (iii) $0.9 million in proxy costs related to the Company’s special meeting to approve the CGP transaction in the prior period. The decrease was offset by a $2.0 million increase in payroll and related benefits expenses primarily due to a severance payment of $1,795,500 to the former CEO of the Company.

Gain on Extinguishment of Debt

Gain on Extinguishment of Debt increased by approximately $1.0 million from $0 for the year ended July 31, 2020 to $1.0 million for the year ended July 31, 2021. During the year ended July 31, 2021, the PPP loan was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Other (Loss) Income, Net

Other (loss) income, net, decreased by approximately $0.2 million from $0.2 million other income for the year ended July 31, 2020 to $0.01 million other loss for the year ended July 31, 2021. This decrease was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain/(Loss), Net

Foreign currency exchange gain/(loss), net, decreased by approximately $0.2 million from a gain of $0.1 million for the year ended July 31, 2020 to a loss of $0.1 million for the year ended July 31, 2021. The decrease was primarily due to unrealized foreign currency transaction losses recognized in connection with the Australian subsidiary’s intercompany loan.

Income Tax expense (benefit)

In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses (“NOL”) under the State of New Jersey NOL Transfer Program. In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At July 31, 2021	At July 31, 2020
Current assets	$49,179,424	$22,821,685
Current liabilities	7,961,916	9,678,030
Working capital	$41,217,508	$13,143,655

Current Assets

Current assets as of July 31, 2021 increased by $26.4 million to $49.2 million, from $22.8 million as of July 31, 2020. This increase was primarily due to the $52.6 million net proceeds received from the August 2020 and January 2021 offerings, $5.0 million received from the co-promotion agreement with Sirtex, $5.4 million received from warrant and option exercises and $5.8 million from the purchase of shares under the CGP and Sirtex stock purchase agreements originally entered into on October 10, 2019. The increase was partially offset by cash used to support our operations during the year ended July 31, 2021.

Current Liabilities

Current liabilities as of July 31, 2021 decreased by $1.7 million to $8.0 million, from $9.7 million as of July 31, 2020. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our legal costs and our manufacturing and clinical research activities. In addition, the PPP loan was forgiven.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the year ended July 31, 2021 was $41.8 million, as compared to $33.1 million for the year ended July 31, 2020. The $8.7 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, an increase in R&D activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for year ended July 31, 2021 was $0.8 million, as compared to $0 for the year ended July 31, 2020. During the year ended July 31, 2021, the Company licensed generator technology and purchased property and equipment for use in its clinical trials and other research and development efforts.

Cash Provided by Financing Activities

Net cash provided by financing activities was $68.2 million for the year ended July 31, 2021, as compared to $28.4 million provided by financing activities for the year ended July 31, 2020. Net proceeds during the year ended July 31, 2021 was primarily attributable to the $52.6 million net proceeds received from the August 2020 and January 2021 offerings, $5.0 million received from the co-promotion agreement with Sirtex, $5.4 million received from warrant and option exercises and $5.8 million from the purchase of shares under the CGP and Sirtex stock purchase agreements originally entered into on October 10, 2019 (see “Sources of Capital” below). Net proceeds during the year ended July 31, 2020 was primarily attributable to the $28.0 million received from the CGP and Sirtex offering (see “Sources of Capital” below).

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $252 million as of July 31, 2021. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 12, 2021, the Company had cash and cash equivalents of $37.5 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. Based on its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

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

Common Stock Option Exercise

During the year ended July 31, 2021, shares of common stock issued related to option exercises totaled 377,361. The Company realized proceeds of approximately $0.6 million from the stock option exercises.

Common Stock Warrant Exercise

During the year ended July 31, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises.

Sale of New Jersey Net Operating Losses (NOLs)

In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey NOL under the State of New Jersey NOL Transfer Program for the period ended July 31, 2020. In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey NOL under the State of New Jersey NOL Transfer Program for the period ended July 31, 2019.

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

During the year ended July 31, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their respective stock purchase agreements originally entered into on October 10, 2019, CGP and Sirtex, related parties of the Company, exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain their respective ownership percentages of the outstanding shares of common stock of the Company as of October 10, 2019. These significant related party relationships are based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 42% of the outstanding shares of the Company’s common stock. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

Critical Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include going concern, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects, as well as partner-funded collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries, stock-based compensation and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use, are expensed when incurred. In accordance with ASC 730-20, the Company accounts for upfront, non-refundable research and development payments received from a related party as a long-term liability as there has not been a substantive and genuine transfer of risk and there is a presumption that the Company is obligated to repay the related party.

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

Leases

The Company determines if an arrangement is a lease at inception. Operating lease right of use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on the Company’s consolidated balance sheets.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Interim Principal Executive Officer and Principal Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our President and Chief Executive Officer and Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2021. Based on such evaluation, our Interim Principal Executive Officer and Principal Accounting Officer concluded that, as of July 31, 2021, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Interim Principal Executive Officer and Principal Accounting Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2021. In conducting such evaluation, management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of July 31, 2021, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended July 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages as of July 31, 2021, and certain other information for each member of our board of directors (our “Board”):

Name	Position with the Company	Age	Director Since
Margaret Dalesandro, Ph.D.	Chair of the Board	74	April 2019
Dr. James M. DeMesa, M.D.	Director	63	February 2011
Joon Kim	Director	55	December 2018
Dr. Herbert Kim Lyerly, M.D.	Director	63	April 2020
Kevin R. Smith	Director	50	February 2020
Robert E. Ward	Director	64	November 2018
Yuhang Zhao, Ph.D.	Director	56	February 2020
Chao Zhou	Director	32	February 2020

Margaret Dalesandro, Ph.D., has served on our Board since April 2019 and as the Chair of our Board since April 2020. Dr. Dalesandro is currently a pharmaceutical development consultant with Brecon Pharma Consulting LLC and has over twenty-five years of experience leading strategic product development in the pharmaceutical, biotechnology and diagnostics industries. Since August 2020, Dr. Dalesandro has served as an independent director on the Board of Directors of Skye Bioscience Inc. She has previously served as a Business Director of Integrative Pharmacology at Corning, Incorporated, as a Vice President of Project, Portfolio and Alliance Management at ImClone Systems Inc., as an Executive Director of Project and Portfolio Management at GlaxoSmithKline, and as a Senior Consultant at Cambridge Pharma Consultancy over the course of her career. Dr. Dalesandro earned her Ph.D. in Biochemistry from Bryn Mawr College and completed a NIH Post-Doctoral Fellowship in Molecular Immunology at the Wake Forest University School of Medicine. Dr. Dalesandro’s extensive experience and expertise in the biopharmaceuticals industry are the primary qualifications the Board considered in nominating her as a director of the Company.

James M. DeMesa, M.D., has served on our Board since February 2011. Dr. DeMesa is currently President and CEO, and a director, of Emerald Health Pharmaceuticals Inc., a pharmaceutical development company, and a director of Induce Biologics, a regenerative medicine company. In 2008, Dr. DeMesa retired from his role as President, Chief Executive Officer and a director of Migenix Inc., a publicly traded biotechnology company. From 1997 to 2001, he was President, Chief Executive Officer and a director of GenSci Regeneration Sciences Inc., (now part of Integra LifeSciences, NASD: IART), a publicly-traded biotechnology company. From 1992 to 1997, Dr. DeMesa was Vice President, Medical and Regulatory Affairs at Biodynamics International, Inc. (now part of RTI Surgical, NASD: RTIX), a surgical implant company, and from 1989 to 1992 he was Vice President, Medical and Regulatory Affairs of Bentley Pharmaceuticals (now part of Teva Pharmaceuticals), a multinational pharmaceutical company. Dr. DeMesa is a co-founder of CommGeniX, a medical communications company, and MedXcel, a medical education company. Dr. DeMesa was formerly a practicing physician until 1989. Dr. DeMesa attended the University of South Florida where he received his B.A. (Chemistry), M.D., and M.B.A. degrees and completed his medical residency at the University of North Carolina. He is the author of two books and speaks regularly to companies and organizations throughout North America.

Dr. DeMesa has served as a senior executive with several international pharmaceutical and biotech companies, and provides the Board with extensive experience in the areas of corporate management, regulatory affairs and pre-clinical and clinical pharmaceutical product development. Dr. DeMesa also contributes expertise based on his professional training and experience as a medical doctor. We believe that Dr. DeMesa is qualified to serve on our Board of Directors due to his leadership and management experience, his service as an executive of a biopharmaceutical companies and his knowledge of our business and industry.

Mr. Joon Kim has served in our Board since December 2018. Mr. Kim is an accomplished litigator with extensive experience in both business and criminal litigation matters. With a particularly strong background in representing clients in court proceedings, Mr. Kim has a comprehensive understanding of every stage of the litigation process, including all aspects of initial investigatory/discovery proceedings, settlement negotiations, contested hearings, pretrial and trial motions, evidentiary issues, trials, and the handling of post-judgment challenges and appeals. Mr. Kim advises corporate clients of varying sizes on a variety of subject matters, inclusive of assisting the top management with strategic decision-making.

As a partner in Lee & Ko’s International Litigation and Dispute Resolution and White Collar Crime Practice Groups, Mr. Kim advised clients, both domestic and international, on a broad range of litigation and dispute-resolution matters. In addition, Mr. Kim served as a public prosecutor in California, representing the People of the State of California in criminal proceedings. In that capacity, Mr. Kim has first-chaired both jury and non-jury trials, and has been trained in all aspects of litigation. During his time as a public prosecutor, Mr. Kim also had the experience of serving as a research fellow at the Institute of Justice, under the auspices of the Ministry of Justice of the Republic of Korea, where he worked closely with Korean public prosecutors. Mr. Kim received his J.D. from Berkeley School of Law and his B.S. from the Berkeley School of Business. Mr. Kim’s experience and expertise are the primary qualifications for him to serve as a director of the Company.

Herbert Kim Lyerly, M.D., is the George Barth Geller Professor of Cancer Research, Professor of Surgery, Immunology and Pathology, and Director of the Surgical Sciences Applied Therapeutics section at Duke University, and former Director of the Duke Comprehensive Cancer Center. He is an internationally-recognized expert in cancer therapy and immunotherapy, has published over 300 scientific articles and book chapters, and has edited ten textbooks on surgery, cancer immunotherapy and novel cancer therapies. He serves on the editorial board of 12 scientific journals.

Dr. Lyerly was appointed in 2008 by President George W. Bush to serve on the National Cancer Advisory Board, which oversees the National Cancer Institute, where he served until 2014. He has served as Chair of the Cancer Center’s Subcommittee and served on the Global Health Subcommittee of the National Cancer Advisory Board. He has served on the National Institutes of Health (“NIH”) Council of Councils, and on the board of the NIH Office of AIDS Research. He has also been a member of the scientific advisory boards of the Susan G. Komen Foundation and the Burroughs Welcome Foundation. He is a highly sought-after consultant and advisor and has served on the Cancer Center’s external advisory boards for the M.D. Anderson Cancer Center, University of Michigan, University of Chicago, University of Alabama, University of Arizona, Boston University and Purdue University. He has served as an advisor to the University of Washington and Case Western Reserve Clinical and Translational Science Institutes. Dr. Lyerly’s experience and expertise are the primary qualifications for him to serve as a director of the Company.

Kevin R. Smith is currently the Chief Executive Officer of Sirtex Medical US Holdings, Inc. (“Sirtex”). He combines more than 20 years of sales and marketing experience in the medical device industry with the keen instincts of an entrepreneur. Prior to his appointment to CEO, Mr. Smith was Sirtex’s Executive Vice President of Sales & Marketing, Americas. Before joining Sirtex, Mr. Smith was Executive Vice President of Business Development at Gel-e, Inc., a company based at the University of Maryland specializing in advanced material hemostasis products. His previous positions include Chief Commercial Officer of Sensium Healthcare along with Global Vice President of Sales & Marketing at Teleflex, where he was the senior sales and marketing executive in the company’s cardiac business unit. Kevin holds a Master of Business Administration in Global Management from the University of Phoenix and a Bachelor of Science in Marketing from the University of Kentucky. Mr. Smith’s leadership experience, as well as his experience in the marketing and sales sector of the medical device industry, are the primary qualifications the Board considered in nominating him as a director of the Company.

Robert E. Ward was appointed to the Board of Directors in November 2018. Mr. Ward served as Chairman of the Board of Directors and Chief Executive Officer for Eloxx Pharmaceuticals, Inc. from December 2017 to March 2020. Mr. Ward previously served as the Chief Executive Officer, President and member of the Board of Directors at Radius Health, Inc., completing the IPO and FDA approval of TYMLOS, from December 2013 to July 2017. He was a Nonexecutive Director and Chair of the Governance Committee of Akari Therapeutics Plc from October 2016 to August 2018. Prior to joining Radius, Mr. Ward was Vice President for Strategy and External Alliances for the New Opportunities iMed of AstraZeneca from 2011 to December 2013. He has held a series of progressive management and executive roles with established companies such as NPS Pharmaceuticals, Schering-Plough (Merck), Pharmacia (Pfizer), Bristol-Myers Squibb and Genentech. Mr. Ward was awarded a B.A. in Biology and a B.S. in Physiological Psychology, both from the University of California, Santa Barbara; an M.S. in Management from the New Jersey Institute of Technology and an M.A. in Immunology from The Johns Hopkins University School of Medicine. We believe Mr. Ward is qualified to serve on our Board of Directors because of his service and experience as an executive of a public pharmaceutical company.

Yuhang Zhao, Ph.D., a graduate from Peking University, received her Doctorate in Molecular Biology from Rockefeller University and her MBA in Finance from NYU Stern Business School. Dr. Zhao was most recently a member of the Bayer Global Leadership Circle. She established one of Bayer’s four Global Clinical Development sites, located in Beijing, China in 2009. She then became Head of Global Strategy for Bayer Consumer Health, reporting to the President. Prior to her positions in the pharmaceutical industry, Dr. Zhao held positions as a stock analyst at PaineWebber and was a management consultant specializing in strategies for life science companies). Dr. Zhao currently serves on the board of R2 Technologies and is a senior adviser to China Grand Enterprises. This experience and expertise are the primary qualifications the Board considered in nominating Dr. Zhao as a director of the Company.

Mr. Chao Zhou is currently the Executive Deputy Officer of China Grand Pharmaceutical and Healthcare Holdings Limited, a public company listed on the Hong Kong stock exchange that develops, manufactures and distributes pharmaceutical products and medical devices to retailers and medical organizations with significant experience in R&D and product commercialization in China. Since 2018, Mr. Zhou has served on the Board of Directors of Grand Pharma Sphere Pty Ltd, a Singapore based company, Sirtex Medical Pty Ltd., the Australian based global medical device company and Cloudbreak pharmaceutical Inc, a Cayman Islands based company which is engaged in the business of the research, development, manufacturing and commercialization of biopharmaceutical product. Prior to his role as Executive Deputy Officer, Mr. Zhou served as a Management Director in the Department of Legal Security for China Grand Enterprises, Inc., an investment company engaged in the operation and management of businesses covering pharmaceuticals and healthcare, commodity trading, real estate investment, financial service and other sectors. He earned his Bachelor in Law from Ocean University of China and a Master in International Law from the University of International Business and Economics. We believe that Mr. Zhou is qualified to serve on our Board of Directors due to his commercial experience in the biopharmaceutical industry.

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

Additionally, on August 16, 2021, OncoSec announced the establishment of a temporary Leadership Committee consisting of three board members, Margaret Dalesandro, Ph.D., Herbert Kim Lyerly, M.D. and Yuhang Zhao, Ph.D., MBA, to lead all development efforts, with a focus on the Company’s lead asset, TAVO™, until a permanent Chief Executive Officer is hired.

Other than as described above, there is no arrangement or understanding between any nominee and any other person or persons pursuant to which any nominee was or is to be selected as a director or director nominee of the Company. There are no family relationships between any of the director nominees named below or our executive officers.

Set forth below is information regarding the current executive officers of the Company, including biographical summaries.

Name	Position(s) with the Company	Age	Officer Since
Robert J. DelAversano	VP, Finance and Principal Accounting Officer and Controller	50	January 2020

Robert J. DelAversano was appointed our Vice President of Finance in January 2021 and Principal Accounting Officer and Controller in January 2020. Mr. DelAversano is a certified public account and has over sixteen years of experience in accounting including thirteen years in public accounting. Prior to these appointments, Mr. DelAversano served as our Executive Director of Finance since 2018 where he had global responsibility for accounting, external financial reporting, and financial controls covering all aspects of our business. Prior to joining our Company, Mr. DelAversano was the Director of Financial Reporting and Taxation at Brio Financial Group (“Brio”), where he served as the firm’s Director of Financial Reporting and Taxation, consulting with various public companies in financial reporting, internal control development and evaluation, budgeting and forecasting. Prior to joining Brio, Mr. DelAversano was a manager at Bartolomei Pucciarelli, LLC and oversaw their accounting and tax practice with industry focuses in manufacturing, wholesalers and medical devices services. In addition, he performed audit services, outsourced chief financial officer functions, and consulted clients through difficult U.S. Securities and Exchange Commission comment periods, particularly through application of complex accounting principles for a large public company client base. Mr. DelAversano received a B.S. in Accounting from Rider University.

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

Between August 1, 2020 and July 31, 2021 (“Fiscal Year 2021”), our Board of Directors held 13 meetings and took two actions by unanimous written consent.

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

Audit Committee

The primary functions of the Audit Committee are, among other things: overseeing our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting; reviewing the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements; appointing, retaining and overseeing the work of our independent registered public accounting firm; reviewing and discussing reports from our independent registered public accounting firm regarding critical accounting policies and practices, alternative treatments of financial information and any material written communications between such firm and management; reviewing and discussing with management and our independent registered public accounting firm the Company’s financial statements and financial disclosures prior to the filing thereof in any report filed with the SEC; taking appropriate action to oversee and ensure the independence of our independent registered public accounting firm; and establishing procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met 5 times in Fiscal Year 2021.

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

Compensation Committee

The primary functions of the Compensation Committee are, among other things: reviewing and approving compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs, including reviewing and establishing goals and objectives relevant to Chief Executive Officer compensation, and determining the extent to which they are achieved and any related compensation earned; administering our incentive compensation and equity-based plans; reviewing management’s risk assessment regarding the compensation policies and practices of the Company and taking steps to provide that such policies and practices do not encourage unnecessary or excessive risk-taking; and reviewing and approving director compensation and benefits. The Compensation Committee met 13 times in Fiscal Year 2021.

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

In Fiscal Year 2021, the Compensation Committee engaged Anderson Pay Advisors, LLC, an independent compensation consultant, to review and evaluate all elements of our executive compensation program. Based on their evaluation, they concluded executive compensation generally was below market median. Their input may be considered by the Compensation Committee in making future compensation decisions.

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

Nominating and Corporate Governance Committee

The primary functions of the Nominating and Corporate Governance Committee are, among other things: assisting in the identification of nominees for election to our Board, consistent with qualifications and criteria approved by the Board; determining the composition of the Board and its committees; recommending to the Board the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the Board’s effectiveness; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of the Board and the Company’s management. The Nominating and Corporate Governance Committee met 4 times in Fiscal Year 2021.

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

Other than the foregoing, there are no stated minimum criteria for director nominees and the Nominating and Corporate Governance Committee may also consider these factors and any such other factors as it deems appropriate and in the best interests of the Company and our stockholders. The Nominating and Corporate Governance Committee does, however, recognize that under applicable regulatory requirements at least one member of the Board should meet the criteria for an “audit committee financial expert” as defined by SEC rules  and the members of certain of our Board committees must satisfy enhanced independence criteria under applicable NASDAQ and SEC rules. Further, although the Company does not have a formal diversity policy, the Nominating and Corporate Governance Committee seeks to assemble a Board that brings to the Company a variety of perspectives, skills, expertise, and sound business understanding and judgment, derived from a broad range of business, professional, governmental, finance, community and industry experience.

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the SEC. To our knowledge, based solely on our review of such reports filed electronically with the SEC or written representations from persons subject to Section 16(a), we believe that during Fiscal Year 2021, all Section 16(a) reporting requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except for (i) a late Form 3 was filed by Brian A. Leuthner, and (ii) a late Form 4 was filed by the following reporting persons (each relating to one transaction, except as noted): Brian Leuthner, Alpha Holdings, Inc., and China Grand Pharmaceutical & Healthcare Holdings Ltd. (relating to two transactions).

Family Relationships

There are no family relationships among our current directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to those individuals who served as our executive officers during Fiscal Year 2021.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Daniel J. O’Connor, J.D.	2021	517,731	262,500	–	410,872	–	1,812,101	3,003,204
Former President and Chief Executive Officer (4)	2020	513,462	326,993	–	502,086	–	10,645	1,353,186
Robert J. DelAversano	2021	270,285	83,500	66,850	150,373	–	7,391	578,399
Principal Accounting Officer and Controller (5)	2020	202,432	91,557	–	89,319	–	6,613	389,921
Brian A. Leuthner	2021	167,058	–	606,720	856,477	–	54,446	1,684,701
Former Interim Chief Executive Officer, Former Chief Operating Officer (6)	2020	–	–	–	–	–	–	–
Kellie Malloy Foerter	2021	90,692	–	–	175,702	–	1,222	267,616
Former Chief Operating Officer (7)	2020	328,203	146,493	–	283,441	–	10,858	768,995

(1)	Reflects discretionary bonuses approved by the Compensation Committee on December 24, 2020 and February 2, 2021. (See Compensation Matters below)

(2)	Amounts represent the aggregate grant date fair value of stock and option awards granted during each period, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 7—Stock-Based Compensation.

(3)

Amounts for fiscal year include for Mr. O’Connor: severance pay of $1,795,500, group term life insurance, 401(k) company match and tax preparation; for Mr. DelAversano: group term life insurance and 401(k) company match; for Ms. Foerter: group term life insurance and 401(k) company match; for Mr. Leuthner: 401(k) company match and moving expenses.

(4)	Mr. O’Connor voluntarily resigned from his position effective as of June 24, 2021.

(5)	Mr. DelAversano was appointed as the Company’s Principal Accounting Officer and Controller effective as of January 30, 2020.

(6)	Mr. Leuthner was appointed as the Company’s Chief Operating Officer effective as of February 2, 2021. Mr. Leuthner was appointed as the Company’s Interim Chief Executive Officer effective as of June 24, 2021. Mr. Leuthner voluntarily resigned from his position effective as of August 13, 2021.

(7)	Ms. Foerter was appointed as the Company’s Chief Operating Officer effective as of July 27, 2020. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding equity awards held by the named executive officers as of July 31, 2021:

	Option Awards(1)							Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)		Number of Securities Underlying Unexercised Options, Not Exercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Daniel J. O’Connor	304,000	(4)	–		1.56	6/24/2023	(10)	–		–
	152,000	(5)	–		3.82	6/24/2023	(10)	–		–
Robert J. DelAversano	54,000	(4)	–		1.56	4/14/2030		–		–
	6,750	(5)	20,250	(5)	3.82	8/24/2030		–		–
	8,750	(6)	26,250	(6)	3.16	6/28/2031		–		–
	–		–		–	–		7,656	(7)	16,690
Brian A. Leuthner	51,563	(9)	98,437	(9)	7.45	2/2/2031	(11)	–		–
	8,250	(6)	24,750	(6)	3.16	6/28/2031	(11)	–		–
	–		–		–	–		144,000	(8)	313,920
Kellie Malloy Foerter	–		–		–	–		–	(12)	–

(1)	Except as otherwise noted, all option awards reflect stock options granted under the Company’s 2011 Stock Incentive Plan (the “2011 Plan”) that vest as follows: 25% of the shares subject to the award vested on the date of grant and 1/36th of the remaining 75% of the shares subject to the award will vest on each of the 36 monthly anniversaries of the date of grant, subject to continuing service by the named executive officer on each vesting date. Additionally, the stock options may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(2)	Except as otherwise noted, all stock awards reflect restricted stock units granted under the 2011 Plan that vest in full on the three-year anniversary of the date of grant. Additionally, the restricted stock units may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(3)	Determined by multiplying the unvested portion of the stock awards by $2.18, the closing price of our common stock on July 31, 2021.

(4)	Represents an option award approved by our Compensation Committee and granted on April 14, 2020, subject to stockholder approval of an amendment to the Issuer’s 2011 Incentive Plan to increase the number of authorized shares. Our stockholders approved the plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of these awards and the awards were fully vested on such date.

(5)	Represents an option award approved by our Compensation Committee and granted on August 24, 2020. The options vest quarterly over a three-year period from the date of grant.

(6)

Represents an option award approved by our Compensation Committee and granted on June 28, 2021. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

(7)	Represents a restricted stock unit award granted on February 1, 2021. The units vest in equal quarterly installments of 1,904 units beginning on May 1, 2021 and ending on February 1, 2023.
(8)	Represents a restricted stock unit award granted on June 28, 2021. The units vested 25% on the date of grant and the remainder vests quarterly over a two-year period from the date of grant.
(9)

Represents a one-time inducement option award granted outside of the 2011 Plan on February 2, 2021. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

(10)

Mr. O’Connor voluntarily resigned from his position effective as of June 24, 2021 and all Mr. O’Connor’s stock options vested immediately on the resignation date and will remain exercisable for 24 months after the resignation date.

(11)	Mr. Leuthner voluntarily resigned from his position effective as of August 13, 2021 and 109,125 unvested options and 144,000 restricted stock units were forfeited on such date.

(12)	Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020 and the 2,500 restricted stock units outstanding on such date were forfeited.

Compensation Matters

Cash Bonuses

On December 24, 2020, the Compensation Committee approved discretionary cash bonus awards to certain of our employees, including our named executive officers, as follows: (i) Mr. O’Connor received a cash bonus of $262,500 and (ii) Mr. DelAversano received a cash bonus of $73,500. On February 2, 2021, the Compensation Committee approved discretionary cash bonus awards to certain of our employees, including Mr. DelAversano in the amount of $10,000.

Equity Awards

The named executive officers received grants of equity awards in Fiscal Year 2021 as described below.

Daniel J. O’Connor

On August 24, 2020, the Compensation Committee approved the grant of 152,000 options to Mr. O’Connor. The options vests quarterly over a three-year period from the date of grant.

Robert J. DelAversano

On August 24, 2020, the Compensation Committee approved the grant of 27,000 options to Mr. DelAversano. The options vests quarterly over a three-year period from the date of grant.

On February 1, 2021, the Compensation Committee approved the grant of 8,750 restricted stock units to Mr. DelAversano. The units vest in equal quarterly installments of 1,904 units beginning on May 1, 2021 and ending on February 1, 2023.

On June 28, 2021, the Compensation Committee approved the grant of 35,000 options to Mr. DelAversano. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

Brian A. Leuthner

On February 2, 2021, in connection with the appointment of Mr. Leuthner as the Company’s Chief Operating Officer, Mr. Leuthner received a one-time inducement award of 150,000 stock options to purchase the Company’s common stock. A total of 37,500 of the options vested on February 2, 2021, and the remaining 112,500 options vests quarterly over a two-year period.

On June 28, 2021, the Compensation Committee approved the grant of 33,000 options to Mr. Leuthner. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

On June 28, 2021, the Compensation Committee approved the grant of 192,000 restricted stock units to Mr. Leuthner. The units vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

Mr. Leuthner voluntarily resigned from his position effective as of August 13, 2021 and 109,124 unvested options and 144,000 restricted stock units were forfeited on such date.

Kellie Malloy Foerter

On August 24, 2020, the Compensation Committee approved the grant of 65,000 options to Ms. Foerter. The options vests quarterly over a three-year period from the date of grant. Ms. Foerter voluntarily resigned from her position effective as of October 16, 2020 and the 65,000 unvested stock options on such date were forfeited, therefore, no value was realized by Ms. Foerter.

Employment Agreements

The following is a description of the prior employment agreement for Mr. O’Connor, our former Chief Executive Officer. We do not have an employment agreement with Mr. DelAversano, Mr. Leuthner or Ms. Foerter.

On November 7, 2017, we entered into an executive employment agreement with Mr. O’Connor, our former Chief Executive Officer. The employment agreement provides for the following, among other things:

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

Director Compensation Policy

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. Directors who are also employees of our Company do not receive any separate compensation for their service as directors, except that all directors receive reimbursement for reasonable out-of-pocket expenses incurred in attending Board or Board committee meetings or otherwise in connection with performance of their duties as directors. Under our director compensation policy in place for Fiscal Year 2021, our directors’ cash compensation was as follows:

●	Non-employee independent directors receive annual cash compensation of $50,000 for services as a director. Non-independent directors do not receive cash compensation;

●	The Chair of the Board receives additional annual cash compensation of $40,000 for services in such capacity; and

●	The Committee Chairs and Committee Members receive additional annual cash compensation as follows:

i)	Audit Committee Chair - $17,000
ii)	Audit Committee Member - $8,500
iii)	Compensation Committee Chair - $15,000
iv)	Compensation Committee Member - $7,500
v)	Nominating and Corporate Governance Committee Chair - $10,000
vi)	Nominating and Corporate Governance Committee Member - $5,000

In addition, each non-employee independent director will receive a stock option award of 50,000 upon election and 25,000 annually thereafter.

Director Compensation Table

The following table provides information about the compensation of our non-employee directors for Fiscal Year 2021:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(6)		Total ($)
Robert E. Ward	66,500	–	114,136	(2)(3)	180,636
Dr. James M. DeMesa, M.D.	69,500	–	173,341	(3)(4)	242,841
Margaret Dalesandro, Ph.D.	101,250	–	141,602	(2)(5)	242,852
Joon Kim	–	–	54,931	(3)	54,931
Dr. Herbert Kim Lyerly, M.D.	62,000	–	114,136	(2)(3)	176,136
Yuhang Zhao, Ph.D.	–	–	54,931	(3)	54,931
Chao Zhou	–	–	54,931	(3)	54,931
Kevin R. Smith	–	–	54,931	(3)	54,931

(1)	Amounts represent the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 7—Stock-Based Compensation to our consolidated financial statements included elsewhere in this Form 10-K.

(2)	Includes an option award granted to purchase up to 25,000 shares that was approved by our Compensation Committee on September 14, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant.

(3)	Includes an option award granted to purchase up to 25,000 shares that was approved by our Compensation Committee on June 28, 2021. The options shall vest in equal quarterly installments over one year.

(4)	Includes an option award granted to purchase up to 50,000 shares that was approved by our Compensation Committee on September 14, 2020. The options shall vest in equal quarterly installments over one year.

(5)	Includes an option award granted to purchase up to 37,500 shares that was approved by our Compensation Committee on June 28, 2021. The options shall vest in equal quarterly installments over one year.

(6)	As of July 31, 2021, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Robert E. Ward	75,000	—
Dr. James M. DeMesa, M.D.	112,500	—
Margaret Dalesandro, Ph.D.	100,000	—
Joon Kim	65,000	—
Dr. Herbert Kim Lyerly, M.D.	75,000	—
Yuhang Zhao, Ph.D.	50,000	—
Chao Zhou	50,000	—
Kevin R. Smith	50,000	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock of (i) each person who, to our knowledge, owns more than 5% of our common stock as of October 29, 2021, (ii) each of our directors and named executive officers (consisting of the persons described under “Executive Compensation” below), and (iii) all of our current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table below, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534.

Beneficial ownership is determined and calculated in accordance with applicable SEC rules, and generally includes sole or shared voting and/or investment power with respect to securities. These rules provide that shares of our common stock subject to options, warrants, restricted stock units or other rights that are currently exercisable or subject to vesting within 60 days after October 29, 2021 are deemed to be beneficially owned and outstanding for purposes of computing the share and percentage ownership of the person holding such options, warrants, restricted stock units or other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (No. of Shares)	Percentage Beneficially Owned (%)(1)
Directors and Named Executive Officers
Daniel J. O’Connor, J.D.(2)	545,950	1.38
Robert J. DelAversano(3)	99,662	*
Brian A. Leuthner(4)	108,262	*
Kellie Malloy Foerter	31,494	*
Margaret Dalesandro, Ph.D.(5)	101,250	*
Dr. James M. DeMesa, M.D.(6)	101,250	*
Joon Kim(7)	40,000	*
Dr. Herbert Kim Lyerly, M.D.(8)	62,500	*
Kevin R. Smith(9)	25,000	*
Yuhang Zhao, Ph.D.(9)	37,000	*
Chao Zhou(9)	25,000	*
Robert E. Ward(10)	56,250	*
All directors, nominees and current executive officers as a group (12 persons)	1,233,618	3.07
5% Stockholders
China Grand Pharmaceutical & Healthcare Holdings Ltd. and Grand Decade Developments Limited(11)	16,798,036	42.8
Sirtex Medical US Holdings, Inc.(12)	3,359,607	8.6
Avidity Partners Management LP(13)	1,952,000	5.5

* Less than 1%.

(1)	Based on 39,202,590 shares of our common stock issued and outstanding as of October 29, 2021. Except as otherwise indicated, we believe the beneficial owners of our common stock listed in this table, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 456,000 stock options that are vested or will vest within 60 days after October 29, 2021.

(3)	Includes 80,563 stock options that are vested or will vest within 60 days after October 29, 2021, and 1,093 restricted stock units that will vest within 60 days after October 29, 2021.

(4)	Includes 73,875 stock options that are vested or will vest within 60 days after October 29, 2021.

(5)	Includes 81,250 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(6)	Includes 100,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(7)	Includes 40,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(8)	Includes 62,500 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(9)	Includes 25,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(10)	Includes 56,250 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 29, 2021.

(11)	Based solely upon a Form 4 filed on April 26, 2021 by China Grand Pharmaceutical & Healthcare Holdings Ltd (“CGP”) and Grand Decade Developments Limited (“Grand Decade”). CGP and Grand Decade may each be deemed to beneficially own 16,798,036 shares of our common stock and have shared dispositive power as to 16,798,036 shares of our common stock. The address of CGP and Grand Decade is Unit 3302,33/F, The Center, 99 Queen’s Road Central, Hong Kong.

(12)	Based solely upon a Form 4 filed on April 26, 2021 by Sirtex Medical US Holdings, Inc. (“Sirtex”). Sirtex beneficially owns 3,359,607 shares of our common stock and has sole dispositive power as to 3,359,607 shares of our common stock. The address of Sirtex is 300 Unicorn Park Drive, Woburn MA 01801, USA.

(13)	Based solely upon a Schedule 13G/A filed on February 16, 2021 by Avidity Partners Management LP, Avidity Partners Management LP, Avidity Partners Management (GP) LLC, Avidity Capital Partners Fund (GP) LP, Avidity Capital Partners (GP) LLC, Avidity Master Fund LP, David Witzke, and Michael Gregory (“Avidity”). Avidity beneficially owns 1,952,000 shares of our common stock and has sole dispositive power as to 1,952,000 shares of our common stock. The address of Avidity is 2828 N Harwood Street, Suite 1220 Dallas, Texas 75201.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2021 regarding compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	2,964,391	(1)	$2.87	838,310	(2)
Equity compensation plans not approved by security holders	590,000	(3)	$5.00	-
TOTAL	3,554,391		3.27	838,310

(1)	2,521,642 of these shares were subject to stock options outstanding under the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”) and 442,749 were subject to restricted stock units outstanding under the 2011 Plan.

(2)	Represents (i) an aggregate of 808,516 shares of common stock available for future issuance under the 2011 Plan, and (ii) an aggregate of 29,794 shares of common stock available for future issuance under the OncoSec Medical Incorporated 2015 Employee Stock Purchase Plan.

(3)	Represents (i) 590,000 stock option awards that were not granted under the 2011 Plan. These out-of-plan stock option awards were granted as follows: (i) a stock option award to purchase up to 300,000 shares on October 9, 2020 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant and remaining 75% cliff vesting at 1 year anniversary; (ii) a stock option award to purchase up to 150,000 shares on February 2, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (iii) a stock option award to purchase up to 35,000 shares on February 2, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (iv) a stock option award to purchase up to 35,000 shares on February 18, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (v) a stock option award to purchase up to 35,000 shares on May 17, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; and (vi) a stock option award to purchase up to 35,000 shares on June 14, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% at grant remaining 75% vesting quarterly over 2 years.

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

Consistent with these rules, our Board undertook its annual review of director independence on May 6, 2021. During the review, our Board considered relationships and transactions during Fiscal Year 2021 and since inception between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Dr. Margaret Dalesandro Ph.D., Dr. James M. DeMesa, M.D., Dr. Herbert Kim Lyerly, M.D., and Mr. Robert E. Ward are independent under the criteria established by Nasdaq and our Board.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed to the Company for professional services rendered by Mayer Hoffman McCann P.C. (“MHM”) in our fiscal years ended July 31, 2021 and 2020.

	Fiscal Year
	2021	2020

Audit Fees (1)	$329,443	$273,250
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total (5)	$329,443	$273,250

(1)	Audit Fees consist of fees for professional services rendered by MHM for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with other statutory and regulatory filings, including consents related to registration statements on Forms S-3 and S-8, and prospectus supplement review or comfort letter preparation related thereto.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as Audit Fees. No such fees were billed by MHM for these services during the periods presented.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. No such fees were billed by MHM for these services during the periods presented.

(4)	All Other Fees consist of fees billed for all products and services provided that are not included in (1), (2) and (3) above. No such fees were billed by MHM for any such services during the periods presented.

(5)	Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires the Audit Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, as well as the fees and terms for these services, subject to certain exceptions for “de minimis” amounts as permitted by applicable SEC rules. In considering such services and fees for approval, the Audit Committee considers whether the provision of the services and the payment of the related fees are compatible with maintaining the independence of our independent registered public accounting firm.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OncoSec Medical Incorporated

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of OncoSec Medical Incorporated (the “Company”) as of July 31, 2021 and 2020, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Co-Promotion and Funded Research Agreement

As described in Note 12 to the financial statements, in January 2021 the Company entered into a co-promotion and funded research agreement with a related party, pursuant to which the Company granted the related party the option to co-promote one of the Company’s product candidates. In consideration for the option, the Company received an upfront, non-refundable payment of $5.0 million. If the related party exercises the option, the Company will receive an additional non-refundable and non-creditable option exercise fee of $25.0 million, comprised of $20.0 million in cash, and $5.0 million purchase of common shares. Under the terms of the co-promotion agreement, if the related party exercises the co-promote option, the Company will pay to the related party a royalty fee for sales of the product candidate in accordance with the terms of the agreement.

We identified auditing the Company’s classification and presentation of the co-promotion and funded research agreement as a critical audit matter. The principal consideration for this determination was due to the judgments involved by management in determining whether a substantive and genuine transfer of risk exists due to the related party relationship with the counterparty. Auditing management’s conclusions related to this matter involved especially challenging auditor judgment due to the subjectivity necessary to evaluate the audit evidence required to address this matter.

The primary procedures we performed to address this critical audit matter included:

●	Obtaining and reading the co-promotion and funded research agreement to understand the documented terms, conditions and economic substance of the transaction.

●	Evaluating management’s conclusion that successful commercialization of the products were not considered to be probable, therefore, concluding that ASC 470-10-25 does not apply.

●	Evaluating the provisions of the co-promotion and funded research agreement against management’s conclusions that the arrangement does not result in a substantive and genuine transfer of risk due to the related party relationship with the counterparty, and therefore, the entire balance of the arrangement represents a R&D Funding arrangement under ASC 730-20-25.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2011.

San Diego, California

October 29, 2021

OncoSec Medical Incorporated

Consolidated Balance Sheets

	July 31, 2021	July 31, 2020
Assets
Current assets
Cash and cash equivalents	$45,951,233	$20,354,462
Prepaid expenses and other current assets	3,228,191	2,467,223
Total Current Assets	49,179,424	22,821,685
Property and equipment, net	928,821	814,494
Intangible assets, net	448,412	-
Operating right-of-use assets	5,445,744	5,948,224
Other long-term assets	273,523	319,058
Total Assets	$56,275,924	$29,903,461

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$5,561,645	$7,923,036
Accrued compensation related	320,655	285,127
Operating lease liabilities	845,483	500,357
Notes payable	1,234,133	969,509
Total Current Liabilities	7,961,916	9,678,029
Operating lease liabilities, net of current portion	5,238,207	5,874,442
Liability under co-promotion agreement - related party	5,000,000	-
Notes payable, net of current portion	-	480,554
Total Liabilities	18,200,123	16,033,025

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock authorized - 100,000,000 common shares with a par value of $0.0001 as of July 31, 2021 and July 31, 2020, common stock issued and outstanding 39,152,610 and 23,054,474 common shares as of July 31, 2021 and July 31, 2020, respectively	3,916	2,305
Additional paid-in capital	286,337,291	214,789,808
Warrants issued and outstanding – 1,706,190 and 3,114,288 warrants as of July 31, 2021 and July 31, 2020, respectively	3,591,734	5,708,127
Accumulated other comprehensive loss	(79,109)	(19,504)
Accumulated deficit	(251,778,031)	(206,610,300)
Total Stockholders’ Equity	38,075,801	13,870,436
Total Liabilities and Stockholders’ Equity	$56,275,924	$29,903,461

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Operations

	Year Ended	Year Ended
	July 31, 2021	July 31, 2020
Revenue	$-	$-
Expenses:
Research and development	34,097,641	25,096,817
General and administrative	14,282,417	18,312,268
Loss from operations	(48,380,058)	(43,409,085)
Gain on extinguishment of debt	960,790	-
Other (loss) income, net	(704)	185,052
Interest expense	(15,857)	(5,114)
Foreign currency exchange gain (loss), net	(144,085)	103,136
Loss before income taxes	(47,579,914)	(43,126,011)
Income tax benefit	(2,412,183)	(872,585)
Net loss	$(45,167,731)	$(42,253,426)
Basic and diluted net loss per common share	$(1.37)	$(2.56)
Weighted average shares used in computing basic and diluted net loss per common share	32,903,366	16,534,551

The accompanying notes are an integral part of these consolidated financial statements.

F-3

OncoSec Medical Incorporated

Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended
	July 31, 2021	July 31, 2020

Net Loss	$(45,167,731)	$(42,253,426)
Foreign currency translation adjustments	(59,605)	(188,541)
Comprehensive Loss	$(45,227,336)	$(42,441,967)

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2019	10,633,043	$1,063	$177,656,149	3,631,953	$10,809,724	$169,037	$(164,356,874)	$24,279,099
Common stock issued for employee stock purchase plan	4,199	—	7,012	—	—	—	—	7,012
Stock-based compensation expense	220,233	22	3,517,106	—	—	—	—	3,517,128
Cash paid for stock options cancellation	—	—	(25,819)	—	—	—	—	(25,819)
Repurchase of warrants	—	—	2,457,976	(266,098)	(2,636,201)	—	—	(178,225)
Tax withholdings paid on equity awards	—	—	(26,859)	—	—	—	—	(26,859)
Tax shares sold to pay for tax withholdings on equity awards	—	—	26,495	—	—	—	—	26,495
Tax withholdings paid related to net share settlement of equity awards	—	—	(263,100)	—	—	—	—	(263,100)
Cancellation of expired warrants	—	—	2,465,396	(251,567)	(2,465,396)	—	—	—
February 2020 Financing, net of issuance costs of$1,954,678	12,000,000	1,200	28,044,122	—	—	—	—	28,045,322
Common stock issued for services	196,999	20	931,330	—	—	—	—	931,350
Other comprehensive loss	—	—	—	—	—	(188,541)	—	(188,541)
Net loss	—	—	—	—	—	—	(42,253,426)	(42,253,426)
Balance, July 31, 2020	23,054,474	2,305	214,789,808	3,114,288	5,708,127	(19,504)	(206,610,300)	13,870,436
Common stock issued for employee stock purchase plan	3,795	—	9,973	—	—	—	—	9,973
Exercise of common stock warrants	1,389,261	139	6,580,106	(1,389,261)	(1,787,294)	—	—	4,792,951
Exercise of common stock options	377,361	38	636,955	—	—	—	—	636,993
Stock-based compensation expense	178,540	19	5,137,049	—	—	—	—	5,137,068
Tax withholdings paid on equity awards	—	—	(238,976)	—	—	—	—	(238,976)
Tax shares sold to pay for tax withholdings on equity awards	—	—	220,490	—	—	—	—	220,490
Cancellation of expired warrants	—	—	329,099	(18,837)	(329,099)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,562	—	—	—	—	39,056,333
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	137,500	14	467,486	—	—	—	—	467,500
Other comprehensive loss	—	—	—	—	—	(59,605)	—	(59,605)
Net loss	—	—	—	—	—	—	(45,167,731)	(45,167,731)
Balance, July 31, 2021	39,152,610	$3,916	$286,337,291	1,706,190	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2021	July 31, 2020
Operating activities
Net loss	$(45,167,731)	$(42,253,426)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,864	216,635
Amortization of right-of-use assets	841,299	773,653
Stock-based compensation	5,137,068	3,517,128
Common stock issued for services	467,500	931,350
Foreign currency exchange loss (gain), net	144,085	(103,136)
Gain on extinguishment of debt	(960,790)	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	613,432	1,470,982
Other long-term assets	49,854	42,431
Accounts payable and accrued liabilities	(2,561,215)	3,617,923
Accrued compensation related	35,528	(391,096)
Operating lease liabilities	(629,928)	(967,808)
Net cash used in operating activities	(41,794,034)	(33,145,364)

Investing activities
Purchases of property and equipment	(304,603)	-
Purchase of intangible assets	(495,000)	-
Net cash used in investing activities	(799,603)	-

Financing activities
Proceeds from issuance of common stock through ESPP	9,973	7,012
Proceeds from issuance of common stock and/or warrants	57,004,412	30,000,000
Payment of financing and offering costs	(4,434,441)	(1,954,678)
Cash paid for stock options cancellation	-	(25,819)
Cash paid for repurchase of warrants	-	(178,225)
Proceeds from exercise of stock options	636,993	-
Proceeds from exercise of warrants	4,792,951	-
Purchase of shares under CGP and Sirtex stock purchase agreements	5,836,731	-
Proceeds from note payable	-	952,744
Principal payments on note payable	(619,105)	(138,244)
Tax withholdings paid on equity awards	(238,976)	(26,859)
Tax withholdings paid related to net share settlement of equity awards	-	(263,100)
Tax shares sold to pay for tax withholdings on equity awards	220,490	26,495
Proceeds from co-promotion agreement	5,000,000	-
Net cash provided by financing activities	68,209,028	28,399,326
Effect of exchange rate changes on cash	(18,620)	(47,280)
Net increase (decrease) in cash and cash equivalents	25,596,771	(4,793,318)
Cash and cash equivalents, at beginning of year	20,354,462	25,147,780
Cash and cash equivalents, at end of year	$45,951,233	$20,354,462

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$10,302	$3,179
Income taxes	$4,992	$2,450
Noncash investing and financing transactions:
Expiration of warrants	$329,099	$2,465,396
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$338,819	$5,288,981
Note issued for insurance premium	$1,355,919	$551,803

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

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Its core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (“OMS”) Electroporation Device” or “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP Device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s primary focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

The Company’s KEYNOTE-695 study targets advanced melanoma patients who are definitive anti-PD-1 therapy non-responders. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and are responsible for external costs. The KEYNOTE-695 study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients treated with TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. The study completed enrollment in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment of both ipilimumab and nivolumab. Enrollment in this cohort was stopped in September 2021 because of sufficient data collected in this patient subpopulation. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (using the GenPulse generator and Series 3 Applicator), in preparation for FDA clearance. Based on and subject to the outcome of the study and feedback from FDA, the Company plans to file for accelerated approval with the FDA for this patient population in the second half of 2022.

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to a Phase 2 study of TAVO in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic TNBC, who have previously failed at least one systemic chemotherapy or immunotherapy. This study is referred to as KEYNOTE-890, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and are responsible for external costs. The KEYNOTE-890 study, Cohort 1 final patient treatment was completed in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort is planned for SABCS in December 2021. The study is a Phase 2 open-label, single-arm, multicenter study in the United States and Australia.

In May 2019, the Company commenced an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with Squamous Cell Carcinoma Head & Neck Cancer and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. Recruitment on this study has been halted after the last patient was treated in June 2021 while the Company and UCSF consider alterations in the design of the study.

In June 2020, the Company amended its second clinical trial collaboration and supply agreement with Merck to include another Phase 2 study of TAVO in combination with KEYTRUDA® plus chemotherapy to evaluate the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer. This study is referred to as KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to the manufacture and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The KEYNOTE-890, Cohort 2 study began enrolling patients in January of 2021. The Company expects to complete enrollment in this cohort in 2022. The study is a Phase 2 open-label, single arm, multicenter study in the United States and Australia.

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

In November 2020, the Company obtained exclusively licensed rights to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s visceral lesion applicator (“VLA”) program. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma.

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), is pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at the National Institutes of Health National Institute of Allergy and Infectious Diseases (“NIAID”). Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study and has transferred the Investigator Initiated IND to the Company.

In April 2021, the Company announced that it has received authorization to CE mark, GenPulse™, OMS EP Device for use in solid tumors. The CE mark certification augments the Notified Body certification to the International Organization for Standardization’s (“ISO”) 13485 standard for the design, development, manufacture and distribution of electroporation devices, which is renewed annually, subject to a successful audit. The CE mark certification involved a comprehensive audit of the Company’s quality system, as well as thorough evaluation and testing of the OMS EP Device to assure it performs safely and as designed. A CE mark indicates the OMS EP Device complies with Directives of the European Commission and therefore can be marketed within the 31-nation European Economic Area and Switzerland. The GenPulse is being used in certain clinical trial sites in Australia and the EU. The Company is currently seeking FDA agreement to use GenPulse in U.S. clinical sites.

In July 2021, the Company entered into a clinical trial collaboration and supply agreement with Merck with respect to a Phase 3 study of TAVOTM in combination with KEYTRUDA® to evaluate the safety and efficacy of the combination in patients with Stage III or IV unresectable, metastatic melanoma, and who are refractory to prior checkpoint therapy. This study is referred to as KEYNOTE-C87. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The trial is designed to be a global Phase 3 randomized clinical trial and is intended to support accelerated approval by the U.S. FDA and/or serve as a pivotal study to support a full licensure.

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

The new VLA has been designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator® to leverage plasmid-optimized EP and enhance the depth of transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology, where it presented preclinical data on both the new VLA and APOLLO generator. Additionally, the Company has successfully completed several large animal studies and aim to bring the new VLA into the clinic in 2023. By using the Company’s next-generation technology with the new VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s proprietary plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12.

The Company established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO and make it available under Australia’s Special Access Scheme (“SAS”). Emerge was acquired in late 2019 and in June 2021 informed the Company that oncology will not be a core therapeutic focus for Emerge into the future. The collaboration was terminated effective October 1, 2021, and the Company will not continue to participate in the SAS program.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include going concern, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and $250,000 AUD (approximately $183,000 USD) insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Construction-in-progress is stated at cost, which relates to the cost of equipment not yet placed into service. No depreciation expense is recorded on construction-in-progress until such time as the relevant assets are completed and put into use.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects, as well as partner-funded collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries, stock-based compensation and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use, are expensed when incurred. In accordance with ASC 730-20, the Company accounts for upfront, non-refundable research and development payments received from a related party as a long-term liability as there has not been a substantive and genuine transfer of risk and there is a presumption that the Company is obligated to repay the related party.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of July 31, 2021 and July 31, 2020.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of July 31, 2021 and July 31, 2020, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	July 31, 2021	July 31, 2020
Stock options	3,111,642	1,442,856
Restricted stock units	442,749	34,914
Warrants	1,706,190	3,114,288
Total	5,260,581	4,592,058

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

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash and cash equivalents,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on the Company’s consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5% credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under Accounting Standards Codification (“ASC”) 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Tax Reform

The Tax Cuts and Jobs Act (the “Act”) was enacted in December 2017. Among other things, the Act reduced the U.S. federal corporate tax rate from 34 percent to 21 percent as of January 1, 2018 and eliminated the alternative minimum tax (“AMT”) for corporations. Since the deferred tax assets are expected to reverse in a future year, it has been tax effected using the 21% federal corporate tax rate. The effects of the 2017 Tax Act did not have a significant impact on the Company’s consolidated financial statements during the years ended July 31, 2021 and 2020.

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020 (See Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2021. Other than the forgiveness of the SBA loan, the effects of the CARES Act did not have a significant impact on the Company’s consolidated financial statements during the year ended July 31, 2021.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company is currently evaluating the impact that this new guidance will have on its consolidated financial statements.

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

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $252 million as of July 31, 2021. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 12, 2021, the Company had cash and cash equivalents of $37.5 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

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

Note 4 – Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	July 31, 2021	July 31, 2020
Equipment and furniture	$1,919,301	$1,859,824
Computer software	109,242	109,242
Leasehold improvements	32,651	21,934
Construction in progress	234,409	-
Property and equipment, gross	2,295,603	1,991,000
Accumulated depreciation and amortization	(1,366,782)	(1,176,506)
Total	$928,821	$814,494

Depreciation and amortization expense recorded for the years ended July 31, 2021 and 2020 was approximately $0.2 million.

Intangible Assets

Intangible assets, net, is comprised of the following:

July 31, 2021
License	$495,000
Accumulated amortization	(46,588)
Total	$448,412

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

Intangible asset amortization expense recorded for the years ended July 31, 2021 and 2020 was less than $0.1 million and $0, respectively.

At July 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2022	$69,882
2023	69,882
2024	69,882
2025	69,882
2026	69,882
Thereafter	99,002
Total	$448,412

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	July 31, 2021	July 31, 2020
Research and development costs	$4,206,926	$4,730,347
Professional services fees	1,229,040	3,097,881
Other	125,679	94,808
Total	$5,561,645	$7,923,036

Accrued Compensation

Accrued compensation is comprised of the following:

	July 31, 2021	July 31, 2020
Accrued payroll	$311,590	$279,473
401K payable	9,065	5,654
Total	$320,655	$285,127

Note 5 – Notes Payable

On April 27, 2020, the Company was granted a two-year loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the Paycheck Protection Program (the “PPP”) under the CARES Act, which was enacted March 27, 2020. Interest accrues at 1% per year, effective on the date of initial disbursement.

The Company submitted its application for full loan forgiveness on January 6, 2021. On February 12, 2021, the Company received notice that the full Loan amount of $952,744 and $8,046 of accrued interest had been forgiven. As a result, the Company recorded a $960,790 gain on extinguishment of debt in its consolidated statement of operations for the year ended July 31, 2021.

On June 18, 2020, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $551,803, which accrues interest at 3.381% per annum, to partially fund the payment of the premium of the Company’s director & officer insurance. The agreement requires the Company to make ten monthly payments of $56,039, including interest, starting on July 18, 2020. As of July 31, 2021, the outstanding balance related to this finance agreement was paid in full.

On July 1, 2021, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,355,919, which would accrue interest at 2.894% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $125,056, including interest starting on July 18, 2021. At July 31, 2021, the outstanding balance related to this finance agreement was $1,234,133.

Future minimum payments under note payable liabilities as of July 31, 2021 are as follows:

Years ending July 31,
2022	$1,234,133
Total	$1,234,133

Note 6 – Stockholders’ Equity

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

During the year ended July 31, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their respective stock purchase agreements originally entered into on October 10, 2019, CGP and Sirtex, related parties of the Company, exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain their respective ownership percentages of the outstanding shares of common stock of the Company as of October 10, 2019. These significant related party relationships are based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 42% of the outstanding shares of the Company’s common stock. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

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

Common Stock Option Exercise

During the year ended July 31, 2021, shares of common stock issued related to option exercises totaled 377,361. The Company realized proceeds of $0.6 million from the stock option exercises.

Outstanding Warrants

During the year ended July 31, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises.

At July 31, 2021, the Company had outstanding warrants to purchase 1,706,190 shares of its common stock, with exercise prices ranging from $3.45 to $16.80, all of which were classified as equity instruments. These warrants expire at various dates between October 2022 and May 2024.

Note 7 – Stock-Based Compensation

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

Modification of Stock Option Awards

During the year ended July 31, 2021, the Compensation Committee of the Company’s Board of Directors approved the accelerated vesting of 791,019 and 91,666 previously granted time-vesting awards for all employees and four directors, respectively. The Company accounted for the effects of the stock option modifications described above under the guidance of ASC 718 as follows:

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

Stock Options

During the year ended July 31, 2021, the Company granted options to purchase 1,360,826, 337,500 and 25,000 shares of its common stock to employees, directors and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two to three years and have exercise prices ranging from $2.22 to $7.64. The stock options issued to directors have a 10-year term, vest over one year and have an exercise price of $3.16 to $3.43. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $3.82.

During the year ended July 31, 2021, in accordance with Nasdaq Listing Rule 5635(c)(4), the Company granted inducement equity awards that consisted of options to purchase 590,000 shares of its common stock to employees outside the 2011 Plan. The stock options issued to the employee are nonqualified, have a 10-year term, vest over one to two years and have exercise prices ranging from $3.56 to $7.45.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Year Ended July 31, 2021	Year Ended July 31, 2020
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	0.27 -1.13%	0.30 – 1.70%
Volatility	85.31 – 89.08%	80.93 –87.95%
Dividend yield	0%	0%

The Company’s expected volatility is derived from the historical daily change in the market price of its common stock. The Company uses the simplified method to calculate the expected term of options issued to employees, non-employees and directors, as the Company does not have much stock option exercise history and thus does not have enough information on exercise behavior to calculate a refined expected term based on that information. The risk-free interest rate used in the Black-Scholes calculation is based on the prevailing U.S. Treasury yield in effect at the time of grant, commensurate with the expected term. For the expected dividend yield used in the Black-Scholes calculation, the Company has never paid any dividends on its common stock and does not anticipate paying dividends on its common stock in the foreseeable future.

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the year ended July 31, 2021:

	Options	Weighted Average Exercise Price	Weighted -average Remaining Contract	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2020	1,442,856	$1.65
Granted	2,313,326	$4.06
Exercised	(377,361)	$1.69
Forfeited/Cancelled	(267,179)	$3.58
Outstanding - July 31, 2021	3,111,642	$3.27	9.2	$639
Exercisable - July 31, 2021	1,685,481	$2.66	8.9	$603

The weighted-average grant date fair value of stock options granted during the years ended July 31, 2021 and 2020 was $2.85 and $1.67, respectively. The total intrinsic value of options exercised during the years ended December 31, 2021 and 2020 was approximately $1.4 million and $0, respectively.

As of July 31, 2021, the Company has approximately $3.3 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 1.62 years. The total fair value of shares vested during the years ended July 31, 2021 and 2020 was approximately $3.5 million and $2.6 million, respectively.

Stock-based compensation expense recorded in the Company’s consolidated statements of operations for the year ended July 31, 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $4.4 million. Of the total expense, $2.6 million was recorded to research and development and $1.8 million was recorded in general and administrative in the Company’s consolidated statements of operations for the year ended July 31, 2021.

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

Restricted Stock Units (“RSUs”)

For the year ended July 31, 2021, the Company recorded $0.7 million, in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations. For the year ended July 31, 2020, the Company recorded $0.3 million in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

The following table summarize restricted stock units issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2020	34,914	$0.71
Granted	588,875	$3.23
Vested	(178,540)	$2.73
Forfeited/Cancelled	(2,500)	$1.64
Nonvested - July 31, 2021	442,749	$3.24

As of July 31, 2021, there was approximately $1.4 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.9 years.

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

Shares Issued to Consultants

During the year ended July 31, 2021, 137,500 shares of common stock valued at approximately $0.5 million were issued to consultants for services. The common stock share values were based on the dates the shares were granted.

During the year ended July 31, 2020, 184,499 shares of common stock valued at approximately $0.9 million, were issued to consultants for services. The common stock share values were based on the dates the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. The eleventh offering period under the ESPP ended on July 31, 2021, with 2,257 shares purchased and distributed to employees and the tenth offering period under the ESPP ended on January 31, 2021, with 1,358 shares purchased and distributed to employees. The ninth offering period under the ESPP ended on July 31, 2020, with 1,358 shares purchased and distributed to employees, and the eighth offering period under the ESPP ended on January 31, 2020, with 2,841 shares purchased and distributed to employees. At July 31, 2021, there were 29,794 shares remaining available for issuance under the ESPP.

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

For the six-month offering period ended July 31, 2021, the following assumptions were used: six-month maturity, 0.07% risk free interest, 88.03% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2021, the following assumptions were used: six-month maturity, 0.1% risk free interest, 122.84% volatility, 0% forfeitures and $0 dividends.

For the six-month offering period ended July 31, 2020, the following assumptions were used: six-month maturity, 1.54% risk free interest, 76.59% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2020, the following assumptions were used: six-month maturity, 2.04% risk free interest, 90.64% volatility, 0% forfeitures and $0 dividends.

Approximately $10,300 and $3,800 was recorded as stock-based compensation during the years ended July 31, 2021 and 2020, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at July 31, 2021:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	3,111,642
Common Stock reserved for restricted stock unit release	442,749
Common Stock authorized for future grant under the 2011 Plan	808,516
Common Stock reserved for warrant exercise	1,706,190
Shares issuable under CGP and Sirtex stock purchase agreements	1,924,001
Commons Stock reserved for future ESPP issuance	29,794
Total common stock reserved for future issuance	8,022,892

Note 8 – Income Taxes

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not recognized any interest and/or penalties in the accompanying consolidated statements of operations for the years ended July 31, 2021 and 2020.

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

At July 31, 2021, the Company had federal, California and New Jersey net operating loss carryforwards of approximately $206 million, $87 million and $80 million, respectively. In addition, the Company has federal, California and New Jersey research and development tax credit carryforwards of approximately $3.4 million, $2.4 million and $0.3 million, respectively. The Company also has California Hiring Credits of approximately $9,300. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $102 million can be carried forward indefinitely. The remaining $104 million of federal net operating loss, research tax credit carryforwards and California and New Jersey net operating loss carryforwards will begin to expire in 2029 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has foreign net operating loss carryforwards in Australia of $5.2 million.

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

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended July 31:

All figures below are rounded to the nearest thousand	2021		2020
Current:	$		$
Federal		-		-
State		(2,412,000)		(872,000)
Foreign		-		-
Total (benefit from) provision for income taxes		$(2,412,000)		$(872,000)

Significant components of the Company’s deferred tax assets as of July 31, 2021 and 2020 are listed below:

All figures below are rounded to the nearest thousand	2021	2020
Net operating loss carryforwards	$56,369,000	$46,623,000
Credits	5,566,000	4,311,000
Start-up costs	17,000	21,000
Accumulated depreciation	74,000	98,000
Option and stock awards	1,179,000	386,000
Other	180,000	122,000
Net deferred tax assets	63,385,000	51,561,000
Valuation allowance for deferred tax assets	(63,385,000)	(51,561,000)
Net deferred taxes	$-	$-

A valuation allowance of $63.4 million and $51.6 million at July 31, 2021 and 2020, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $11.8 million and increased by $7.8 million for the years ended July 31, 2021 and 2020, respectively.

A reconciliation of income taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2021	2020
Federal tax benefit at the expected statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	4.01%	1.60%
Non-deductible expenses	(1.17)%	(0.76)%
Tax impact of stock option cancellations	-%	(10.04)%
Tax impact of sales of state net operating losses and credits	(1.07)%	(0.4)%
Change in valuation allowance	(20.05)%	(11.46)%
Other	2.35%	2.08%
Income tax benefit - effective rate	5.07%	2.02%

Sale of New Jersey Net Operating Losses

In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

In May 2020, the Company received $0.9 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

Note 9 – Commitments and Contingencies

Contingencies

In June 2019, Dana Farber Cancer Institute (“DFCI”) and OncoSec (each a “Party” and collectively the “Parties”) entered into a Sponsored Research Agreement (the “SRA”). On May 11, 2020, the SRA was terminated by DFCI, after a dispute arose between the parties. The Parties resolved the dispute through mediation and reached an agreement in principle. OncoSec agreed to pay DFCI a total of $900,000 in full and complete satisfaction of any and all claims that DFCI may have for reimbursement of expenses under the SRA in two equal installments of $450,000, the first of which was due on December 7, 2020 and the second of which was due on March 31, 2021. As of July 31, 2021, the Company paid both installments.

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

On June 24, 2021, the Company and the Company’s former Chief Executive Officer (“CEO”) entered into a separation and release agreement in connection with the former CEO’s termination of employment with the Company, providing for severance payments and benefits to the former CEO consistent with the terms of his existing employment agreement with the Company, including a severance payment of $1,795,500, less tax withholdings, the severance payment was paid in full as of July 31, 2021; the immediate vesting of all stock options and restricted stock units held by him and the expiration date of all stock options was extended to June 24, 2023.

Note 10 – Leases

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

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of July 31, 2021.

Supplemental balance sheet information related to leases as of July 31, 2021 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,445,744
Operating Leases:
Current portion included in current liabilities	$845,483
Long-term portion included in non-current liabilities	5,238,207
Total operating lease liabilities	$6,083,690

Supplemental lease expense related to leases was as follows:

For the Year Ended July 31, 2021
Operating lease cost	$1,482,956
Total lease expense	$1,482,956

Other information related to leases where the Company is the lessee is as follows:

As of July 31, 2021
Weighted-average remaining lease term	5 years

Weighted-average discount rate	9.95%

Supplemental cash flow information related to operating leases was as follows:

For the Year Ended July 31, 2021
Cash paid for operating lease liabilities	$1,272,290
Total cash flows related to operating lease liabilities	$1,272,290

Future minimum lease payments under non-cancellable leases as of July 31, 2021 were as follows:

Years ending July 31,
2022	$1,418,580
2023	1,585,224
2024	1,539,142
2025	1,516,126
2026	1,533,882
Thereafter	240,688
Total minimum lease payments	7,833,642
Less: Imputed interest	(1,749,952)
Total	$6,083,690

Note 11 – 401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled approximately $149,072 and $136,342 for the years ended July 31, 2021 and 2020, respectively.

Note 12 – Related Party Transactions

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

The Company has determined that the co-promotion agreement represents a funded research and development arrangement within the scope of ASC Subtopic 730-20, Research and Development—Research and Development Arrangements (ASC 730-20). The Company concluded that there has not been a substantive and genuine transfer of risk related to the co-promotion agreement and the Company’s ongoing development of TAVO as there is a presumption that the Company is obligated to repay Sirtex based on the significant related party relationship that exists between the parties. This significant related party relationship is based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which owns approximately 43% of the outstanding shares of the Company’s common stock and is the Company’s largest shareholder.

The Company has determined that the appropriate accounting treatment under ASC 730-20 is to record any proceeds received from Sirtex for the co-promote option or upon exercise of the option as cash and cash equivalents as the Company has the ability to direct the usage of funds, and as a corresponding long-term liability (“Liability under co-promotion agreement – related party”) on the Company’s consolidated balance sheet when received. The liability will remain on the balance sheet until (i) Sirtex exercises the option which results in royalties paid by the Company to Sirtex based on the net sales of the TAVO products, or (ii) Sirtex does not exercise the option and the co-promotion agreement is terminated by the parties.

As of July 31, 2021, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Consulting Agreement

On February 12, 2020, the Company entered into a consulting agreement with the spouse of the Company’s Chief Scientific Officer. The term of the agreement is four months and can be extended by written agreement. The agreement provides for an hourly based fee structure for assisting the Company with matters related to oncology and device development related to the Company’s platform. In addition to an hourly based fee structure, the consultant will be eligible to receive stock option awards. On June 12, 2020, the Company amended the consulting agreement, extending the term of the existing agreement until December 12, 2020. In addition, the consultant was granted 30,000 non-qualified stock options valued at approximately $48,000 on the date of grant. The non-qualified stock options have a 10-year term, vest immediately and have an exercise price of $1.56. The consultant was paid consulting fees of approximately $0.2 million during the year ended July 31, 2021. Effective October 9, 2020, the Company hired the consultant as an employee.

Note 13 – Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

On August 13, 2021, the Company and the former interim CEO entered into an agreement, providing for severance payments and benefits to the former interim CEO consistent with the terms of his existing offer letter with the Company, including a severance payment of $365,000, less tax withholdings, and reimbursement of COBRA premiums (less the portion of the premium that he would have paid if he was an active employee), in each case payable for twelve months following his departure.

On August 16, 2021, the Company announced the establishment of a temporary Leadership Committee consisting of three board members, Margaret Dalesandro, Ph.D., Herbert Kim Lyerly, M.D. and Yuhang Zhao, Ph.D., MBA, to lead all development efforts, with a focus on the Company’s lead asset, TAVO™, until a permanent Chief Executive Officer is hired.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

86

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to our Annual Report on Form 10-K, filed on October 25, 2017).

3.2	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019).

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to Exhibit 3.4 on our Form 10-K filed on October 25, 2019).

3.4	Amended and Restated Bylaws of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on February 10, 2020).

3.5	Certificate of Amendment of Amended and Restated Articles of Incorporation of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on Form 8-K filed with the SEC on May 29, 2020).

4.1	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 4.1 on Form 8-K filed with the SEC on February 10, 2020).

4.2	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc. (incorporated by reference to Exhibit 4.2 on Form 8-K filed with the SEC on February 10, 2020).

4.3	Description of Securities of OncoSec Medical Incorporated.

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to our Quarterly Report on Form 10-Q, filed on June 14, 2011).

10.2#	Form of Indemnification Agreement (incorporated by reference to our Current Report on Form 8-K, filed on October 29, 2015).

10.3†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 of our Current Report on Form 10-Q, filed on June 13, 2018).

87

10.4#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on January 12, 2018).

10.5	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018).

10.6	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Current Report on Form 10-Q, filed on June 13, 2018).

10.7	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 8, 2018 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 10-Q, filed on June 13, 2018).

10.8	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Current Report on Form 10-K, filed on October 19, 2018).

10.9	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019).

10.10	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019).

10.11	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019).

10.12	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019).

10.13	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019).

10.14	Lease Agreement, dated November 20, 2019, between OncoSec Medical Incorporated and 3535/3565 General Atomics Court, LLC (incorporated by reference to Exhibit 10.1 of our form 10-Q, filed on December 13, 2019).

10.15	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited, (incorporated by refence to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.16	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.17	Separation Agreement between OncoSec Medical Incorporated and Mr. O’Connor, dated June 24, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on June 24, 2021).

10.18	Separation Agreement between OncoSec Medical Incorporated and Mr. Leuthner, dated August 13, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on August 16, 2021).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017).

23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instant Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

88

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Margaret Dalesandro
Date: October 29, 2021		Margaret Dalesandro, PhD
Interim Principal Executive Officer and Chair of the Board

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Margaret Dalesandro	Interim Principal Executive Officer and Chair of the Board	October 29, 2021
Margaret Dalesandro, PhD

/s/ Robert J. DelAversano	Principal Accounting Officer and Controller	October 29, 2021
Robert J. DelAversano	(Interim Principal Financial Officer and Principal Accounting Officer)

/s/ James DeMesa	Director	October 29, 2021
Dr. James DeMesa

/s/ Joon Kim	Director	October 29, 2021
Joon Kim

/s/ Herbert Kim Lyerly	Director	October 29, 2021
Dr. Herbert Kim Lyerly

/s/ Kevin R. Smith	Director	October 29, 2021
Kevin R. Smith

/s/ Robert Ward	Director	October 29, 2021
Robert Ward

/s/ Yuhang Zhao	Director	October 29, 2021
Yuhang Zhao

/s/ Chao Zhou	Director	October 29, 2021
Chao Zhou

89