Form 10-Q
period 2021-10-31
ONCOSEC MEDICAL Inc
filed 2021-12-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2021

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 39,333,683 as of December 15, 2021.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2021	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$35,706,755	$45,951,233
Prepaid expenses and other current assets	2,983,727	3,228,191
Total Current Assets	38,690,482	49,179,424
Property and equipment, net	874,636	928,821
Intangible assets, net	430,941	448,412
Operating lease right-of-use assets	5,350,864	5,445,744
Other long-term assets	278,000	273,523
Total Assets	$45,624,923	$56,275,924

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,513,535	$5,561,645
Accrued compensation related	487,368	320,655
Operating lease liabilities	1,002,038	845,483
Notes payable	867,009	1,234,133
Total Current Liabilities	6,869,950	7,961,916
Operating lease liabilities, net of current portion	4,976,279	5,238,207
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	16,846,229	18,200,123

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized - 100,000,000 common shares with a par value of $0.0001 as of October 31, 2021 and July 31, 2021, common stock issued and outstanding — 39,202,590 and 39,152,610 common shares as of October 31, 2021 and July 31, 2021, respectively	3,921	3,916
Additional paid-in capital	286,979,197	286,337,291
Warrants issued and outstanding – 1,706,190 warrants as of October 31, 2021 and July 31, 2021	3,591,734	3,591,734
Accumulated other comprehensive loss	(209,502)	(79,109)
Accumulated deficit	(261,586,656)	(251,778,031)
Total Stockholders’ Equity	28,778,694	38,075,801
Total Liabilities and Stockholders’ Equity	$45,624,923	$56,275,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2021	October 31, 2020
Revenue	$-	$-
Expenses:
Research and development	6,645,771	9,799,361
General and administrative	3,269,723	3,240,732
Loss from operations	(9,915,494)	(13,040,093)
Other expense, net	(2,010)	(623)
Interest expense	(8,045)	(6,134)
Foreign currency exchange gain (loss), net	116,924	(176,917)
Loss before income taxes	(9,808,625)	(13,223,767)
Income tax expense	-	1,500
Net loss	$(9,808,625)	$(13,225,267)
Basic and diluted net loss per common share	$(0.25)	$(0.49)
Weighted average shares used in computing basic and diluted net loss per common share	39,177,330	26,771,176

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31, 2021	October 31, 2020

Net Loss	$(9,808,625)	$(13,225,267)
Foreign currency translation adjustments	(130,393)	92,315
Comprehensive Loss	$(9,939,018)	$(13,132,952)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended October 31, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2021	39,152,610	$3,916	$286,337,291	1,706,190	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801
Stock-based compensation expense	37,480	4	599,903	—	—	—	—	599,907
Tax withholdings paid on equity awards	—	—	(28,119)	—	—	—	—	(28,119)
Tax shares sold to pay for tax withholdings on equity awards	—	—	27,623	—	—	—	—	27,623
Common stock issued for services	12,500	1	42,499	—	—	—	—	42,500
Net loss	—	—	—	—	—	—	(9,808,625)	(9,808,625)
Other comprehensive loss	—	—	—	—	—	(130,393)	—	(130,393)
Balance, October 31, 2021	39,202,590	$3,921	$286,979,197	1,706,190	$3,591,734	$(209,502)	$(261,586,656)	$28,778,694

Three Months Ended October 31, 2020

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Stock-based compensation expense	6,541	—	1,894,022	—	—	—	—	1,894,022
Tax withholdings paid on equity awards	—	—	(13,532)	—	—	—	—	(13,532)
Tax shares sold to pay for tax withholdings on equity awards	—	—	14,113	—	—	—	—	14,113
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
Common stock issued for services	25,000	3	84,997	—	—	—	—	85,000
Other comprehensive loss	—	—	—	—	—	92,315	—	92,315
Net loss	—	—	—	—	—		(13,225,267)	(13,225,267)
Balance, October 31, 2020	27,694,604	$2,769	$230,282,585	3,114,288	$5,708,127	$72,811	$(219,835,567)	$16,230,725

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2021	October 31, 2020
Operating activities
Net loss	$(9,808,625)	$(13,225,267)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	63,996	50,044
Amortization of right-of-use asset	94,880	209,248
Stock-based compensation	599,907	1,894,022
Common stock issued for services	42,500	85,000
Foreign currency exchange (gain) loss, net	(116,924)	176,917
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	270,956	(288,993)
Other long-term assets	-	(8)
Accounts payable and accrued liabilities	(1,076,281)	1,605,700
Accrued compensation related	166,712	(98,505)
Operating lease liabilities	(105,373)	(146,762)
Net cash used in operating activities	(9,868,252)	(9,738,604)

Financing activities
Proceeds from issuance of common stock	-	14,977,914
Payment of financing and offering costs	-	(1,432,861)
Principal payments on note payable	(367,124)	(164,376)
Tax withholdings paid on equity awards	(28,119)	(13,532)
Tax shares sold to pay for tax withholdings on equity awards	27,623	14,113
Net cash (used in) provided by financing activities	(367,620)	13,381,258
Effect of exchange rate changes on cash and cash equivalents	(8,606)	(21,487)
Net (decrease) increase in cash and cash equivalents	(10,244,478)	3,621,167
Cash and cash equivalents, at beginning of period	45,951,233	20,354,462
Cash and cash equivalents, at end of period	$35,706,755	$23,975,629

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$8,045	$3,741
Income taxes	$-	$1,500
Noncash investing and financing transactions:
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$-	$388,372
Amounts accrued for offering costs	$-	$31,415

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

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Its core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OncoSec Medical System (“OMS”) Electroporation Device” or “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO”). The OMS EP Device is used to deliver TAVO intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and elicit systemic tumor-specific immune responses in cancer patients. The activation of the appropriate inflammatory response in the treated tumor can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration for TAVO in metastatic melanoma, which could qualify TAVO for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

The Company’s primary focus is to pursue its study of TAVO in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

The Company’s KEYNOTE-695 study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients treated with TAVO in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. The study completed enrollment of the primary cohort in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment of both ipilimumab and nivolumab. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulse generator and Series 3 Applicator), in preparation for FDA clearance. Based on and subject to the outcome of the study and feedback from FDA, the Company plans to file for accelerated approval with the FDA for this patient population in the second half of 2022.

The Company’s KEYNOTE-890 study is a Phase 2, open-label, single-arm, multicenter study conducted in the United States and Australia to evaluate in patients with inoperable locally advanced or metastatic TNBC the safety and efficacy of TAVO in combination with KEYTRUDA® in patient who have previously failed at least one systemic chemotherapy or immunotherapy (Cohort 1) or the safety and efficacy of TAVO in combination with KEYTRUDA® and chemotherapy in patients with no prior systemic therapy (Cohort 2). In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to the KEYNOTE-890 study, Cohort 1. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. In June 2020, the Company amended its second clinical trial collaboration and supply agreement with Merck to include KEYNOTE-890, Cohort 2. Pursuant to the terms of the amended agreement, both companies will bear their own costs related to the manufacture and supply of their product, as well as be responsible for their own internal costs. The Company is the study sponsor and is responsible for external costs. Enrollment of Cohort 1 was completed (26 patients) in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort is was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021 and is expected to be completed in 2022.

In May 2019, the Company supported commencement of an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center (“OMS-131”). This study targets patients with Squamous Cell Carcinoma of the Head & Neck and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO, KEYTRUDA® and epacadostat. Recruitment on this study has been halted after the last patient was treated in June 2021 while the Company and UCSF consider alterations in the design of the study.

In August 2020, the Company supported commencement of an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO®(nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This study has been designed to evaluate whether the addition of TAVO can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study began enrolling patients in December of 2020 and is expected to complete enrollment in 2022.

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

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), was pursuing a first-in-human Phase 1 clinical trial of OncoSec’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at the National Institutes of Health National Institute of Allergy and Infectious Diseases (“NIAID”). Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study.

In April 2021, the Company announced that it has received authorization to CE mark the OMS (OncoSec Medical System) EP (Electroporation) Device for use in solid tumors. The CE-marked OMS includes GenPulseTM, a new version of the electrical pulse generator. The CE mark certification augments the Notified Body certification to the International Organization for Standardization’s (“ISO”) 13485 standard for the design, development, manufacture and distribution of electroporation devices, which is renewed annually, subject to a successful audit. A CE mark indicates compliance with Medical Device Directives (MDD) of the European Commission, within the 31-nation European Economic Area and Switzerland. The GenPulse generator is being developed as a component of the OMS and is currently used as an investigational device in clinical trial sites in Australia and the EU. The Company is currently seeking FDA agreement to use GenPulse in U.S. clinical sites.

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

The Company intends to continue to pursue potential new trials and studies related to TAVO, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA and delivered intratumorally using EP. Specifically, the Company is developing, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with the VLA.

The VLA is being designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator®, and will enable transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology (“SIO”) and one at the Society for Interventional Radiology, where it presented preclinical data pertaining to visceral delivery of plasmid therapy. Additionally, the Company has successfully completed several large animal studies to assess VLA design and aims to bring a VLA into the clinic in 2023. By using the Company’s next-generation technology with the VLA (and in cutaneous/subcutaneous settings as well), the Company’s goal is to reverse the immunosuppressive mechanisms of a tumor, as well as to expand the Company’s pipeline. The Company believes that the flexibility of the Company’s proprietary plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2021, the condensed consolidated statements of operations, the condensed consolidated statements of comprehensive loss, the condensed consolidated statements of stockholders’ equity and the condensed consolidated statements of cash flows for the three months ended October 31, 2021 and 2020, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that the Company considers necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three months ended October 31, 2021 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2022, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2021, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 29, 2021. The condensed consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include going concern, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of October 31, 2021 and July 31, 2021.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of October 31, 2021 and July 31, 2021, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three Months Ended October 31, 2021	For the Three Months Ended October 31, 2020
Stock options	2,852,425	2,520,639
Restricted stock units	105,164	25,873
Warrants	1,706,190	3,114,288
Total	4,663,779	5,660,800

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

Tax Reform

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020, the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2021. The effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three months ended October 31, 2021.

Recent Accounting Pronouncements

No recent accounting pronouncements are anticipated to have an impact on or related to the Company’s financial condition, results of operations, or related disclosures.

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $262 million as of October 31, 2021. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of December 13, 2021, the Company had cash and cash equivalents of $30.2 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

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

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2021	July 31, 2021
Equipment and furniture	$1,911,641	$1,919,301
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	234,409	234,409
Property and equipment, gross	2,287,943	2,295,603
Accumulated depreciation and amortization	(1,413,307)	(1,366,782)
Total	$874,636	$928,821

Depreciation and amortization expense recorded for the three months ended October 31, 2021 and 2020 was approximately $47,000 and $50,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

	October 31, 2021	July 31, 2021
License	$495,000	$495,000
Accumulated amortization	(64,059)	(46,588)
Total	$430,941	$448,412

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

Intangible asset amortization expense recorded for the three months ended October 31, 2021 and 2020 was approximately $17,000 and $0, respectively.

At October 31, 2021, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2022– the remainder of the fiscal year	$52,412
2023	69,882
2024	69,882
2025	69,882
2026	69,882
Thereafter	99,001
Total	$430,941

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2021	July 31, 2021
Research and development costs	$3,032,542	$4,206,926
Professional services fees	1,411,141	1,229,040
Other	69,852	125,679
Total	$4,513,535	$5,561,645

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2021	July 31, 2021
Accrued payroll	$105,331	$311,590
401K payable	31,933	9,065
Accrued Severance	350,104	-
Total	$487,368	$320,655

Note 5—Notes Payable

On July 1, 2021, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,355,919, which would accrue interest at 2.894% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $125,056, including interest starting on July 18, 2021. At October 31, 2021, the outstanding balance related to this finance agreement was $867,009.

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

Outstanding Warrants

At October 31, 2021, the Company had outstanding warrants to purchase 1,706,190 shares of its common stock, with exercise prices ranging from $3.45 to $16.80, all of which were classified as equity instruments. These warrants expire at various dates between October 2022 and May 2024.

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On October 10, 2019, the Company and China Grand Pharmaceutical and Healthcare Holdings Limited, a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”) entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”). Pursuant to which CGP and Sirtex were given the right to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain CGP and Sirtex’s respective ownership percentages of the outstanding shares of common stock of the Company as of October 10, 2019.

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

Stock Options

During the three months ended October 31, 2021, the Company granted options to purchase 23,400 shares of its common stock to employees under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $2.01 to $2.26.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2021	Three Months Ended October 31, 2020
Expected term (years)	5.13 – 6.00 years	5.00–6.50 years
Risk-free interest rate	0.69 – 0.92%	0.27 -0.52%
Volatility	86.98 – 88.89%	85.31 – 88.44%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the three months ended October 31, 2021:

	Options	Weighted Average Exercise Price	Weighted - average Remaining Contract	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2021	3,111,642	$3.27
Granted	23,400	$2.12
Forfeited/Cancelled	(282,617)	$4.70
Outstanding - October 31, 2021	2,852,425	$3.12	8.9	$92
Exercisable - October 31, 2021	2,083,160	$2.88	8.8	$88

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2021 and 2020 was $1.50 and $2.58, respectively.

As of October 31, 2021, the Company has approximately $1.9 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 1.45 years. The total fair value of shares vested during the three months ended October 31, 2021 and 2020 was approximately $1.1 million and $1.7 million, respectively.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2021 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.5 million. Of the total expense, $0.3 million was recorded to research and development and $0.2 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2021.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2020 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.9 million. Of the total expense, $1.0 million was recorded to research and development and $0.9 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2020.

Restricted Stock Units (“RSUs”)

For the three months ended October 31, 2021 and 2020, the Company recorded approximately $76,000 and $27,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

The following table summarize restricted stock units issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2021	442,749	$3.24
Vested	(37,480)	$3.29
Forfeited/Cancelled	(300,105)	$3.16
Nonvested - October 31, 2021	105,164	$3.44

As of October 31, 2021, there was approximately $0.3 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.6 years.

Shares Issued to Consultants

During the three months ended October 31, 2021 and 2020, 12,500 and 25,000 shares of common stock valued at approximately $0.04 million and $0.1 million, respectively, were issued to a consultant for services. The common stock share values were based on the date the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. At October 31, 2021, there were 29,794 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period to end on January 31, 2022, the following assumptions were used: six-month maturity, 0.05% risk free interest, 72.99% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2021, the following assumptions were used: six-month maturity, 0.1% risk free interest, 122.84% volatility, 0% forfeitures and $0 dividends.

Approximately $1,200 and $4,100 was recorded as stock-based compensation during the three months ended October 31, 2021 and 2020, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at October 31, 2021:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,852,425
Common Stock reserved for restricted stock unit release	105,164
Common Stock authorized for future grant under the 2011 Plan	1,283,463
Common Stock reserved for warrant exercise	1,706,190
Shares issuable under CGP and Sirtex stock purchase agreements (See Note 6)	1,924,001
Common Stock reserved for future ESPP issuance	29,794
Total Common Stock reserved for future issuance	7,901,037

Note 8—Commitments and Contingencies

Contingencies

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

On August 13, 2021, the Company and the former interim CEO entered into an agreement, providing for severance payments and benefits to the former interim CEO consistent with the terms of his existing offer letter with the Company, including a severance payment of $365,000, less tax withholdings, and reimbursement of COBRA premiums (less the portion of the premium that he would have paid if he was an active employee), in each case payable for twelve months following his departure. Accrued severance of approximately $350,000 was included in Accrued compensation related on the condensed consolidated balance sheet as of October 31, 2021.

Note 9—Leases

Lease Agreements

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of October 31, 2021.

Supplemental balance sheet information related to leases as of October 31, 2021 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,350,864
Operating Leases:
Current portion included in current liabilities	$1,002,038
Long-term portion included in non-current liabilities	4,976,279
Total operating lease liabilities	$5,978,317

Supplemental lease expense related to leases was as follows:

For the Three Months Ended October 31, 2021
Operating lease cost	$369,792
Total lease expense	$369,792

Other information related to leases where the Company is the lessee is as follows:

As of October 31, 2021
Weighted-average remaining lease term	4.8 years

Weighted-average discount rate	9.96%

Supplemental cash flow information related to operating leases is as follows:

For the Three Months Ended October 31, 2021
Cash paid for operating lease liabilities	$380,284
Total cash flows related to operating lease liabilities	$380,284

Future minimum lease payments under non-cancellable leases as of October 31, 2021 is as follows:

Years ending July 31,
2022– the remainder of the fiscal year	$1,162,716
2023	1,585,224
2024	1,539,142
2025	1,516,126
2026	1,533,882
Thereafter	240,688
Total minimum lease payments	7,577,778
Less: Imputed interest	(1,599,461)
Total	$5,978,317

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totalled approximately $54,000 and $28,000 for the three months ended October 31, 2021 and 2020, respectively.

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

The Company has determined that the co-promotion agreement represents a funded research and development arrangement within the scope of ASC Subtopic 730-20, Research and Development—Research and Development Arrangements (ASC 730-20). The Company concluded that there has not been a substantive and genuine transfer of risk related to the co-promotion agreement and the Company’s ongoing development of TAVO as there is a presumption that the Company is obligated to repay Sirtex based on the significant related party relationship that exists between the parties. This significant related party relationship is based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which, at the time of entering into the agreement, owned approximately 42% of the outstanding shares of the Company’s common stock and is the Company’s largest shareholder.

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

As of October 31, 2021, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Note 12—Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

On November 29, 2021, the Company notified The Nasdaq Capital Market (“Nasdaq”) that Robert Ward, as previously disclosed on the Company’s Current Report filed on Form 8-K on November 30, 2021, had resigned as a member of the board of directors of the Company (the “Board”) and the Company’s Audit Committee. After giving effect to Mr. Ward’s resignation, the Company’s Audit Committee no longer consists of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A).

On December 8, 2021, the Company received a letter from Nasdaq noting that the Company no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for the Company to regain compliance until the earlier of the Company’s next annual meeting of stockholders or November 23, 2022 (or, by May 23, 2022, if such meeting is held before May 23, 2022). The Company intends to cure this deficiency during the allotted period afforded to it by Nasdaq.

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

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2021 filed with the SEC on October 29, 2021 (the “Annual Report”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

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

Results of Operations for the Three Months Ended October 31, 2021 Compared to the Three Months Ended October 31, 2020

The unaudited financial data for the three months ended October 31, 2021 and 2020 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2021	October 31, 2020	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	6,645,771	9,799,361	(3,153,590)	(32)
General and administrative	3,269,723	3,240,732	28,991	1
Loss from operations	(9,915,494)	(13,040,093)	3,124,599	(24)
Other expense, net	(2,010)	(623)	(1,387)	223
Interest expense	(8,045)	(6,134)	(1,911)	31
Foreign currency exchange gain (loss), net	116,924	(176,917)	293,841	(166)
Loss before income taxes	(9,808,625)	(13,223,767)	3,415,142	(26)
Income tax expense	-	1,500	(1,500)	(100)
Net loss	$(9,808,625)	$(13,225,267)	$3,416,642	(26)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating meaningful revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $3.2 million, from $9.8 million during the three months ended October 31, 2020 to $6.6 million during the three months ended October 31, 2021. This decrease was primarily due to $3.1 million decrease in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development.

General and Administrative

Our general and administrative expenses increased by less than $0.1 million, from $3.2 million during the three months ended October 31, 2020, to $3.3 million during the three months ended October 31, 2021. This increase was largely due to the following approximate increases: (i) $0.4 million in payroll costs related to the severance to the former interim CEO (ii) $0.2 million in insurance costs related to the increased D&O insurance premium and (iii) $0.1 million in consulting costs, primarily related to executive search. These increases were partially offset by a $0.7 million decrease in stock-based compensation to employees and consultants.

Other Expense, Net

Other expense, net, increased by approximately $1,000, from $1,000 for the three months ended October 31, 2020 to $2,000 for the three months ended October 31, 2021. This increase was primarily due to reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $294,000 from a $177,000 loss during the three months ended October 31, 2020 to a $117,000 gain for the three months ended October 31, 2021. This increase was primarily due to unrealized foreign currency transaction gains recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2021	At July 31, 2021
Current assets	$38,690,482	$49,179,424
Current liabilities	6,869,950	7,961,916
Working capital	$31,820,532	$41,217,508

Current Assets

Current assets as of October 31, 2021 decreased by $10.5 million to $38.7 million, from $49.2 million as of July 31, 2021. This decrease was primarily due to cash used to support our operations during the three months ended October 31, 2021.

Current Liabilities

Current liabilities as of October 31, 2021 decreased by $1.1 million to $6.9 million, from $8.0 million as of July 31, 2021. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2021 was $9.9 million, as compared to $9.7 million for the three months ended October 31, 2020. The $0.2 million increase in cash used in operating activities was primarily attributable to an increase in cash used to support our operating activities, including but not limited to, our clinical trials, R&D activities and general working capital requirements.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.4 million for the three months ended October 31, 2021, as compared to $13.4 million cash provided by financing activities for the three months ended October 31, 2020. Net cash used in financing activities during the three months ended October 31, 2021 was primarily attributable to payments on a note payable. Net proceeds during the three months ended October 31, 2020 was primarily attributable to the $13.5 million net proceeds received from the August 2020 registered direct offering.

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $262 million as of October 31, 2021. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of December 13, 2021, the Company had cash and cash equivalents of $30.2 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. Based on its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

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

Critical Accounting Policies

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include going concern, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Interim Principal Executive Officer and our Principal Accounting Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2021. Based on such evaluation, our Interim Principal Executive Officer and Principal Accounting Officer concluded that, as of October 31, 2021, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls

Our management, including our Interim Principal Executive Officer and Principal Accounting Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 2, 2021, we issued a total of 12,500 shares of our common stock to a third-party firm pursuant to a consulting agreement at a market price of $2.22 per share for services rendered.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instant Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Robert J. DelAversano
Robert J. DelAversano
Principal Accounting Officer & Controller
(Interim Principal Financial Officer and Principal Accounting Officer)

Dated: December 15, 2021

