Form 10-Q
period 2022-01-31
ONCOSEC MEDICAL Inc
filed 2022-03-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 39,350,363 as of March 15, 2022.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements:

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	January 31, 2022	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$25,230,993	$45,951,233
Prepaid expenses and other current assets	2,696,899	3,228,191
Total Current Assets	27,927,892	49,179,424
Property and equipment, net	1,071,001	928,821
Intangible assets, net	413,471	448,412
Operating lease right-of-use assets	5,149,229	5,445,744
Other long-term assets	527,733	273,523
Total Assets	$35,089,326	$56,275,924

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,454,209	$5,561,645
Accrued compensation related	582,842	320,655
Operating lease liabilities	1,037,252	845,483
Note payable	497,223	1,234,133
Total Current Liabilities	5,571,526	7,961,916
Operating lease liabilities, net of current portion	4,702,622	5,238,207
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	15,274,148	18,200,123

Commitments and Contingencies (Note 8)

Stockholders’ Equity
Common stock authorized – 100,000,000 common shares with a par value of $0.0001 as of January 31, 2022 and July 31, 2021, common stock issued and outstanding – 39,349,269 and 39,152,610 common shares as of January 31, 2022 and July 31, 2021, respectively	3,935	3,916
Additional paid-in capital	287,539,711	286,337,291
Warrants issued and outstanding – 1,706,190 warrants as of January 31, 2022 and July 31, 2021	3,591,734	3,591,734
Accumulated other comprehensive income (loss)	173,874	(79,109)
Accumulated deficit	(271,494,076)	(251,778,031)
Total Stockholders’ Equity	19,815,178	38,075,801
Total Liabilities and Stockholders’ Equity	$35,089,326	$56,275,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021
Revenue	$-	$-	$-	$-
Expenses:
Research and development	6,825,540	8,915,381	13,471,311	18,714,740
General and administrative	2,590,893	2,110,696	5,860,616	5,351,429
Loss from operations	(9,416,433)	(11,026,077)	(19,331,927)	(24,066,169)
Other expense, net	(2,583)	(440)	(4,594)	(1,063)
Interest expense	(5,382)	(4,722)	(13,427)	(10,856)
Foreign currency exchange gain (loss), net	(480,072)	328,592	(363,147)	151,674
Loss before income taxes	(9,904,470)	(10,702,647)	(19,713,095)	(23,926,414)
Income tax expense	2,950	1,450	2,950	2,950
Net loss	$(9,907,420)	$(10,704,097)	$(19,716,045)	$(23,929,364)
Basic and diluted net loss per common share	$(0.25)	$(0.37)	$(0.50)	$(0.86)
Weighted average shares used in computing basic and diluted net loss per common share	39,314,860	28,676,719	39,246,095	27,723,948

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2022	January 31, 2021	January 31, 2022	January 31, 2021

Net Loss	$(9,907,420)	$(10,704,097)	$(19,716,045)	$(23,929,364)
Foreign currency translation adjustments	383,376	(358,134)	252,983	(265,819)
Comprehensive Loss	$(9,524,044)	$(11,062,231)	$(19,463,062)	$(24,195,183)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended January 31, 2022

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, October 31, 2021	39,202,590	$3,921	$286,979,197	1,706,190	$3,591,734	$(209,502)	$(261,586,656)	$28,778,694
Stock-based compensation expense	15,179	1	356,666	—	—	—	—	356,667
Tax withholdings paid on equity awards	—	—	(4,886)	—	—	—	—	(4,886)
Tax shares sold to pay for tax withholdings on equity awards	—	—	4,762	—	—	—	—	4,762
Exercise of common stock options	130,000	13	202,787	—	—	—	—	202,800
Common stock issued for employee stock purchase plan	1,500	—	1,185	—	—	—	—	1,185
Other comprehensive income	—	—	—	—	—	383,376	—	383,376
Net loss	—	—	—	—	—	—	(9,907,420)	(9,907,420)
Balance, January 31, 2022	39,349,269	$3,935	$287,539,711	1,706,190	$3,591,734	$173,874	$(271,494,076)	$19,815,178

Six Months Ended January 31, 2022

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2021	39,152,610	$3,916	$286,337,291	1,706,190	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801
Stock-based compensation expense	52,659	5	956,569	—	—	—	—	956,574
Tax withholdings paid on equity awards	—	—	(33,005)	—	—	—	—	(33,005)
Tax shares sold to pay for tax withholdings on equity awards	—	—	32,385	—	—	—	—	32,385
Common stock issued for services	12,500	1	42,499	—	—	—	—	42,500
Exercise of common stock options	130,000	13	202,787	—	—	—	—	202,800
Common stock issued for employee stock purchase plan	1,500	—	1,185	—	—	—	—	1,185
Other comprehensive income	—	—	—	—	—	252,983	—	252,983
Net loss	—	—	—	—	—	—	(19,716,045)	(19,716,045)
Balance, January 31, 2022	39,349,269	$3,935	$287,539,711	1,706,190	$3,591,734	$173,874	$(271,494,076)	$19,815,178

Three Months Ended January 31, 2021

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, October 31, 2020	27,694,604	$2,769	$230,282,585	3,114,288	$5,708,127	$72,811	$(219,835,567)	$16,230,725
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	882,261	88	4,178,747	(882,261)	(1,135,035)	—	—	3,043,800
Exercise of common stock options	158,248	16	261,710	—	—	—	—	261,726
Stock-based compensation expense	6,541	1	478,158	—	—	—	—	478,159
Tax withholdings paid on equity awards	—	—	(12,927)	—	—	—	—	(12,927)
Tax shares sold to pay for tax withholdings on equity awards	—	—	13,937	—	—	—	—	13,937
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Common stock issued for services	37,500	4	127,496	—	—	—	—	127,500
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(358,134)	—	(358,134)
Net loss	—	—	—	—	—	—	(10,704,097)	(10,704,097)
Balance, January 31, 2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819

Six Months Ended January 31, 2021

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	882,261	88	4,178,747	(882,261)	(1,135,035)	—	—	3,043,800
Exercise of common stock options	158,248	16	261,710		—	—	—	261,726
Stock-based compensation expense	13,082	1	2,372,180	—	—	—	—	2,372,181
Tax withholdings paid on equity awards	—	—	(26,459)	—	—	—	—	(26,459)
Tax shares sold to pay for tax withholdings on equity awards	—	—	28,049	—	—	—	—	28,049
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Common stock issued for services	62,500	7	212,494	—	—	—	—	212,501
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Other comprehensive loss	—	—	—	—	—	(265,819)	—	(265,819)
Net loss	—	—	—	—	—	—	(23,929,364)	(23,929,364)
Balance, January 31, 2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2022	January 31, 2021
Operating activities
Net loss	$(19,716,045)	$(23,929,364)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	129,959	108,068
Amortization of right-of-use asset	325,316	417,059
Stock-based compensation	956,574	2,372,181
Common stock issued for services	42,500	212,501
Foreign currency exchange (gain) loss, net	363,147	(151,674)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	508,205	246,393
Other long-term assets	(290,876)	(21)
Accounts payable and accrued liabilities	(2,118,642)	240,307
Accrued compensation related	262,186	84,041
Operating lease liabilities	(343,817)	(189,373)
Net cash used in operating activities	(19,881,493)	(20,589,882)

Investing activities
Purchase of fixed assets	(244,857)	—
Purchase of intangible assets	—	(250,000)
Net cash used in investing activities	(244,857)	(250,000)

Financing activities
Proceeds from issuance of common stock through ESPP	1,185	5,798
Proceeds from issuance of common stock	—	57,004,411
Payment of financing and offering costs	(15,500)	(4,157,379)
Proceeds from exercise of warrants	—	3,043,800
Proceeds from exercise of options	202,800	261,726
Proceeds from co-promotion agreement	—	5,000,000
Principal payments on note payable	(736,910)	(330,144)
Tax withholdings paid on equity awards	(33,005)	(26,459)
Tax shares sold to pay for tax withholdings on equity awards	32,385	28,049
Net cash provided by (used in) financing activities	(549,045)	60,829,802
Effect of exchange rate changes on cash and cash equivalents	(44,845)	(13,811)
Net increase (decrease) in cash and cash equivalents	(20,720,240)	39,976,109
Cash and cash equivalents, at beginning of period	45,951,233	20,354,462
Cash and cash equivalents, at end of period	$25,230,993	$60,330,571

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$13,427	$6,089
Income taxes	$2,950	$2,950
Noncash investing and financing transactions:
Amount accrued for purchase of intangible asset	$—	$245,000
Expiration of warrants	$—	$242,143
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$—	$338,819
Amounts accrued for offering costs	$—	$277,062

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Notes to Condensed Consolidated Financial Statements

(Unaudited)

Note 1—Nature of Operations and Basis of Presentation

OncoSec Medical Incorporated (together with its subsidiary, unless the context indicates otherwise, being collectively referred to as the “Company”) began its operations as a biotechnology company in March 2011. The Company has not generated any revenues since its inception. The Company was incorporated in the State of Nevada on February 8, 2008 under the name of Netventory Solutions, Inc. and changed its name to OncoSec Medical Incorporated in March 2011 when it began operating as a biotechnology company.

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and augment anti-tumor immune responses for the treatment of cancers. Its core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of a proprietary intratumoral electroporation (“EP”) delivery device (the “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against the cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator and disposable applicators. The Company’s lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and elicit systemic tumor-specific immune responses in cancer patients. The activation of the appropriate inflammatory response in the treated tumor can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™ for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits.

The Company’s primary focus is to pursue its study of TAVO™ in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer (“TNBC”).

The Company’s KEYNOTE-695 study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients treated with TAVO™ in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the study sponsor and is responsible for external costs. The study completed enrollment of the primary cohort in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who progressed on prior treatment with ipilimumab in addition to prior anti-PD-1 checkpoint inhibitor. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulseTM generator and Series 3 Applicator), in preparation for seeking FDA approval. Based on and subject to the outcome of the study and feedback from the FDA, the Company plans to file for accelerated approval with the FDA for this patient population in 2023.

The Company’s KEYNOTE-890 study is a Phase 2, open-label, single-arm, multicenter study conducted in the United States and Australia to evaluate the safety and efficacy of TAVO™ in combination with KEYTRUDA® in patients with inoperable locally advanced or metastatic TNBC who have previously failed at least one systemic chemotherapy or immunotherapy (Cohort 1) or who have had no prior systemic therapy in the advanced or metastatic setting (Cohort 2). In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with a subsidiary of Merck with respect to the KEYNOTE-890 study, Cohort 1. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the study sponsor and is responsible for external costs. In June 2020, the Company amended its second clinical trial collaboration and supply agreement to include KEYNOTE-890, Cohort 2. Enrollment of Cohort 1 was completed (26 patients) in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021 and is expected to be completed in 2022.

In May 2019, the Company supported commencement of an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center. This study targets patients with Squamous Cell Carcinoma of the Head & Neck and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO™, KEYTRUDA® and epacadostat. Recruitment on this study has been halted after the last patient was treated in June 2021 while the Company and UCSF consider alterations in the design of the study.

In August 2020, the Company supported commencement of an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This study has been designed to evaluate whether the addition of TAVO™ can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study began enrolling patients in December of 2020. Enrollment for this trial was expected to be completed in 2022. However, the completion date is under evaluation given current recruitment rates and may extend beyond 2022.

In November 2020, the Company obtained an exclusive license to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma. The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s visceral lesion applicator (“VLA”) program.

In April 2020, the Company announced that Providence Cancer Institute, a part of Providence St. Joseph Health (“Providence”), was pursuing a first-in-human Phase 1 clinical trial of the Company’s novel DNA-encodable, investigational vaccine, CORVax12, which is designed to act as a prophylactic vaccine to prevent COVID-19. CORVax12 consists of the Company’s existing product candidate, TAVO™, in combination with an immunogenic component of the SARS-CoV-2 virus developed by researchers at the National Institutes of Health National Institute of Allergy and Infectious Diseases (“NIAID”). Providence investigators filed and received an Investigator-Initiated Investigational New Drug (“IND”) Application; however, at this time, Providence does not intend to continue further enrollment in this study.

In April 2021, the Company announced that it received authorization to CE mark the OMS EP Device for use in solid tumors. That CE mark indicates compliance with Medical Device Directives (MDD) of the European Commission for the OMS EP Device as configured at the time. Subsequent to receiving the CE mark for that version of the OMS EP Device, the Company has advanced the design of the applicator component of the OMS EP Device. This newer version of the OMS EP Device, which still includes the GenPulseTM generator, is currently used as an investigational device in clinical trial sites in Australia, the EU and Switzerland. The Company is currently seeking FDA agreement for investigational use of the GenPulseTM as the generator component of the OMS EP Device in US clinical sites.

The Company intends to continue to pursue potential new trials and studies related to TAVO™, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into proprietary plasmid-DNA and delivered intratumorally using EP. Specifically, the Company is developing proprietary technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based IL-12 with the VLA.

The VLA is being designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator®, and is expected to enable transfection of immunologically relevant genes into cells located in visceral organs. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology and one at the Society for Interventional Radiology, where it presented preclinical data pertaining to visceral delivery of plasmid therapy. Additionally, the Company has successfully completed several large animal studies to assess VLA design. The Company expected to bring a VLA into the clinic in 2023. However, this timeline is under evaluation and may extend beyond 2023. The Company believes that the flexibility of the Company’s proprietary plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12.

The Company established a collaboration with Emerge Health Pty (“Emerge”), the leading Australian company providing full registration, reimbursement, sales, marketing and distribution services of therapeutic products in Australia and New Zealand, to commercialize TAVO™ and make it available under Australia’s Special Access Scheme (“SAS”). Emerge was acquired in late 2019 and in June 2021 informed the Company that oncology will not be a core therapeutic focus for Emerge into the future. The collaboration was terminated effective October 1, 2021, and the Company will not continue to participate in the SAS program.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2022, the condensed consolidated statements of operations for the three and six months ended January 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and six months ended January 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the six months ended January 31, 2022 and 2021, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, is necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented. The condensed consolidated results of operations for the three and six months ended January 31, 2022 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2022, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2021, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 29, 2021. The condensed consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include the Company’s ability to continue as a going concern and certain calculations related to that determination, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and $250,000 AUD (approximately $176,000 USD) insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

Intangible Assets

Definite life intangible assets include a license. Intangible assets are recorded at cost. License agreement cost represent the fair value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life.

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

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects, as well as partner-funded collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries, stock-based compensation and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use, are expensed when incurred. In accordance with Accounting Standards Codification (“ASC”) 730-20, the Company accounts for upfront, non-refundable research and development payments received from a related party as a long-term liability as there has not been a substantive and genuine transfer of risk and there is a presumption that the Company is obligated to repay the related party.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of January 31, 2022 and July 31, 2021.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of January 31, 2022 and July 31, 2021, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Six Months Ended	For the Three and Six Months Ended
	January 31, 2022	January 31, 2021
Stock options	2,436,059	2,359,604
Restricted stock units	89,985	19,332
Warrants	1,706,190	2,221,315
Total	4,232,234	4,600,251

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

The CARES Act

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the Small Business Administration (“SBA”) loan received in April 2020, the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2022. The effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and six months ended January 31, 2022 and 2021.

Recent Accounting Pronouncements

No recent accounting pronouncements are anticipated to have an impact on or related to the Company’s financial condition, results of operations, or related disclosures.

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $271 million as of January 31, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of March 2, 2022, the Company had cash and cash equivalents of $22.1 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. See Note 12—Nasdaq Deficiency Notices. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2022	July 31, 2021
Equipment and furniture	$1,944,540	$1,919,301
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	446,367	234,409
Property and equipment, gross	2,532,800	2,295,603
Accumulated depreciation and amortization	(1,461,799)	(1,366,782)
Total	$1,071,001	$928,821

Depreciation and amortization expense recorded for the three months ended January 31, 2022 and 2021 was approximately $48,000 and $46,000, respectively.

Depreciation and amortization expense recorded for the six months ended January 31, 2022 and 2021 was approximately $95,000 and $96,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

	January 31, 2022	July 31, 2021
License	$495,000	$495,000
Accumulated amortization	(81,529)	(46,588)
Total	$413,471	$448,412

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

Intangible asset amortization expense recorded for the three months ended January 31, 2022 and 2021 was approximately $17,000 and $12,000, respectively.

Intangible asset amortization expense recorded for the six months ended January 31, 2022 and 2021 was approximately $35,000 and $12,000, respectively.

At January 31, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2022 – the remainder of the fiscal year	$34,942
2023	69,882
2024	69,882
2025	69,882
2026	69,882
Thereafter	99,001
Total	$413,471

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2022	July 31, 2021
Research and development costs	$2,622,088	$4,206,926
Professional services fees	748,483	1,229,040
Other	83,638	125,679
Total	$3,454,209	$5,561,645

Accrued Compensation

Accrued compensation is comprised of the following:

	January 31, 2022	July 31, 2021
Accrued payroll	$319,304	$311,590
401K payable	8,584	9,065
Accrued severance	254,954	-
Total	$582,842	$320,655

Note 5—Note Payable

On July 1, 2021, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,355,919, which would accrue interest at 2.894% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $125,056, including interest starting on July 18, 2021. At January 31, 2022, the outstanding balance related to this finance agreement was $497,223.

Note 6—Stockholders’ Equity

January 2021 Offering

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering. The gross proceeds from the offering were approximately $42.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $39.1 million. In connection with the offering, the Company paid the underwriters an aggregate cash fee equal to 6.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.4 million.

August 2020 Offering

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct public offering. The gross proceeds from the offering were approximately $15.0 million, and the net proceeds, after deducting the placement agent’s fee and other offering fees and expenses paid by the Company, were approximately $13.5 million. In connection with the offering, the Company paid the placement agent and other financial advisors an aggregate cash fee equal to 8.0% of the gross proceeds of the offering, as well as legal and other expenses equal to approximately $0.3 million.

Outstanding Warrants

At January 31, 2022, the Company had outstanding warrants to purchase 1,706,190 shares of its common stock, with exercise prices ranging from $3.45 to $16.80, all of which were classified as equity instruments. These warrants expire at various dates between October 2022 and May 2024.

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

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including but not limited to, stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 4,600,000 shares of common stock for issuance. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees and are exercisable for a maximum period of 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

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

Stock Options

During the six months ended January 31, 2022, the Company granted options to purchase 23,400 and 25,000 shares of its common stock to employees and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $2.01 to $2.26. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $1.42.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Six Months Ended January 31, 2022	Six Months Ended January 31, 2021
Expected term (years)	5.00 – 6.00 years	5.00 – 6.50 years
Risk-free interest rate	0.69 – 1.30%	0.27 – 0.65%
Volatility	86.98 – 90.74%	85.31 – 88.95%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the six months ended January 31, 2022:

	Options	Weighted Average Exercise Price	Weighted - average Remaining Contract (in years)	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2021	3,111,642	$3.27
Granted	48,400	$1.76
Exercised	(130,000)	$1.56
Forfeited/Cancelled	(593,983)	$3.75
Outstanding - January 31, 2022	2,436,059	$3.22	8.7	$-
Exercisable - January 31, 2022	1,877,040	$3.07	8.6	$-

The weighted-average grant date fair value of stock options granted during the six months ended January 31, 2022 and 2021 was $1.24 and $2.66, respectively.

As of January 31, 2022, the Company has approximately $1.3 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 1.23 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2022 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.3 million and $0.8 million, respectively. Of the total expense, $0.2 million and $0.5 million, respectively, was recorded to research and development and $0.1 million and $0.3 million, respectively was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2022.

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

Restricted Stock Units (“RSUs”)

For the three months ended January 31, 2022 and 2021, the Company recorded approximately $54,000 and $42,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

For the six months ended January 31, 2022 and 2021, the Company recorded approximately $130,000 and $69,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

The following table summarize RSUs issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2021	442,749	$3.24
Vested	(52,659)	$3.35
Forfeited/Cancelled	(300,105)	$3.16
Nonvested - January 31, 2022	89,985	$3.43

As of January 31, 2022, there was approximately $0.3 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.35 years.

Shares Issued to Consultants

During the three months ended January 31, 2022 and 2021, 0 and 37,500 shares of common stock valued at $0 and approximately $0.1 million, respectively, were issued to a consultant for services. During the six months ended January 31, 2022 and 2021, 12,500 and 62,500 shares of common stock valued at approximately $0.04 million and $0.2 million, respectively, were issued to a consultant for services. The common stock share values were based on the date the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. At January 31, 2022, there were 28,294 shares remaining available for issuance under the ESPP.

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

Approximately $1,200 and $4,100 was recorded as stock-based compensation during the six months ended January 31, 2022 and 2021, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at January 31, 2022:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,436,059
Common Stock reserved for restricted stock unit release	89,985
Common Stock authorized for future grant under the 2011 Plan	1,569,829
Common Stock reserved for warrant exercise	1,706,190
Shares issuable under CGP and Sirtex stock purchase agreements (Note 6)	1,924,001
Common Stock reserved for future ESPP issuance	28,294
Total Common Stock reserved for future issuance	7,754,358

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

Note 9—Leases

Lease Agreements

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to seven years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of January 31, 2022.

Supplemental balance sheet information related to leases as of January 31, 2022 was as follows:

Operating Leases:
Operating lease right-of-use assets	$5,149,229
Operating Leases:
Current portion included in current liabilities	$1,037,252
Long-term portion included in non-current liabilities	4,702,622
Total operating lease liabilities	$5,739,874

Supplemental lease expense related to leases is as follows:

	For the Three Months Ended January 31, 2022	For the Six Months Ended January 31, 2022
Operating lease cost	$377,318	$747,110
Total lease expense	$377,318	$747,110

Other information related to leases where the Company is the lessee is as follows:

As of January 31, 2022
Weighted-average remaining lease term	4.5 years

Weighted-average discount rate	9.96%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended January 31, 2022	For the Six Months Ended January 31, 2022
Cash paid for operating lease liabilities	$385,327	$765,611
Total cash flows related to operating lease liabilities	$385,327	$765,611

Future minimum lease payments under non-cancellable leases as of January 31, 2022 is as follows:

Years ending July 31,
2022 – the remainder of the fiscal year	$777,389
2023	1,585,224
2024	1,539,142
2025	1,516,126
2026	1,533,882
Thereafter	240,688
Total minimum lease payments	7,192,451
Less: Imputed interest	(1,452,577)
Total	$5,739,874

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations and totaled approximately $28,000 and $32,000 for the three months ended January 31, 2022 and 2021, respectively. The Company’s contributions totaled approximately $81,000 and $60,000 for the six months ended January 31, 2022 and 2021, respectively.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions for the three and six months ended January 31, 2022 and 2021.

Equity Offerings

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering (See Note 6). CGP and Sirtex participated in the offering. Each of CGP and Sirtex exercised its right of participation in future offerings in order to maintain respective ownership percentages of the outstanding shares of common stock of the Company upon close, and purchased 3,389,198 and 677,839 shares of common stock, respectively, at a purchase price of $5.45 per share.

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering (See Note 6). CGP and Sirtex participated in the registered direct offering and maintained their respective ownership percentages of the outstanding shares of common stock of the Company upon close, and purchased 1,999,000 and 399,800 shares of common stock, respectively, at a purchase price of $3.25 per share.

Co-Promotion Agreement

In January 2021, the Company entered into a co-promotion agreement with Sirtex, pursuant to which the Company granted Sirtex the option to co-promote TAVO™ for the treatment of anti-PD-1 refractory locally advanced or metastatic melanoma in the U.S., including its territories and possessions. In consideration for the option, the Company received an upfront, non-refundable payment of $5.0 million from Sirtex (the “option fee”). The option to co-promote is non-exclusive and may be exercised at any time by Sirtex from the effective date until 90 days following the receipt by Sirtex of a complete copy of the final BLA filed by the Company with the FDA (the “option period”). If Sirtex exercises the option, the Company will receive an additional non-refundable and non-creditable option exercise fee of $25.0 million, comprised of $20.0 million in cash, and $5.0 million for the issuance of common shares of the Company determined by the average closing price of the stock for the 30 days prior to the date of receipt of the exercise notice for the option.

Under the terms of the co-promotion agreement, if Sirtex exercises the co-promote option, the Company will pay to Sirtex a high-teens to low-twenties royalty (“promotion fee”) of U.S. net sales of the TAVO™ products. The co-promotion agreement will continue until the earlier of the expiration of the option period without Sirtex extending the option or the eighth anniversary of the first FDA approval of the BLA, and can be extended by mutual agreement between the Company and Sirtex. During the co-promotion term, the Company is responsible for funding approximately two-thirds of the promotional costs incurred by Sirtex and Sirtex shall be responsible for approximately one-third.

The Company has determined that the co-promotion agreement represents a funded research and development arrangement within the scope of ASC Subtopic 730-20, Research and Development—Research and Development Arrangements (ASC 730-20). The Company concluded that there has not been a substantive and genuine transfer of risk related to the co-promotion agreement and the Company’s ongoing development of TAVO™ as there is a presumption that the Company is obligated to repay Sirtex based on the significant related party relationship that exists between the parties. This significant related party relationship is based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which, at the time of entering into the agreement, owned approximately 42% of the outstanding shares of the Company’s common stock and is the Company’s largest shareholder.

The Company has determined that the appropriate accounting treatment under ASC 730-20 is to record any proceeds received from Sirtex for the co-promote option or upon exercise of the option as cash and cash equivalents as the Company has the ability to direct the usage of funds, and as a corresponding long-term liability (“Liability under co-promotion agreement – related party”) on the Company’s condensed consolidated balance sheet when received. The liability will remain on the balance sheet until (i) Sirtex exercises the option which results in royalties paid by the Company to Sirtex based on the net sales of the TAVO™ products, or (ii) Sirtex does not exercise the option and the co-promotion agreement is terminated by the parties.

As of January 31, 2022, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Note 12—Nasdaq Deficiency Notices

On February 9, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 8, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by August 8, 2022, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

On November 29, 2021, the Company notified Nasdaq that Robert E. Ward had resigned as a member of the Board of Directors and the Company’s Audit Committee, as disclosed on the Company’s Current Report filed on Form 8-K on November 30, 2021. After giving effect to Mr. Ward’s resignation, the Company’s Audit Committee no longer consists of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A).

On December 8, 2021, the Company received a letter from Nasdaq noting that the Company no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for the Company to regain compliance until the earlier of the Company’s next annual meeting of stockholders or November 23, 2022.

We are currently evaluating our alternatives to resolve these listing deficiencies. To the extent that we are unable to resolve these listing deficiencies, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Unless the context indicates otherwise, all references to “OncoSec,” “the Company,” “we,” “us” and “our” in this report refer to OncoSec Medical Incorporated and its consolidated subsidiary. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and the related notes included in this report.

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

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” herein and in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

Overview

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Our core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OMS EP Device”) and a proprietary DNA plasmid that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against the cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator, a reusable handle and disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™ for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO™ in combination with KEYTRUDA® (pembrolizumab) in melanoma and triple negative breast cancer.

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

COVID-19

Our operational and financial performance have been affected by the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic is also affecting the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. The extent of the impact on our operations cannot be ascertained at this time.

Results of Operations for the Three Months Ended January 31, 2022 Compared to the Three Months Ended January 31, 2021

The unaudited financial data for the three months ended January 31, 2022 and 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2022	January 31, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	6,825,540	8,915,381	(2,089,841)	(23)
General and administrative	2,590,893	2,110,696	480,197	23
Loss from operations	(9,416,433)	(11,026,077)	1,609,644	(15)
Other expense, net	(2,583)	(440)	(2,143)	487
Interest expense	(5,382)	(4,722)	(660)	14
Foreign currency exchange gain (loss), net	(480,072)	328,592	(808,664)	(246)
Loss before income taxes	(9,904,470)	(10,702,647)	798,177	(7)
Income tax expense	2,950	1,450	1,500	103
Net loss	$(9,907,420)	$(10,704,097)	$796,677	(7)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $2.1 million, from $8.9 million during the three months ended January 31, 2021 to $6.8 million during the three months ended January 31, 2022. This decrease was primarily due to: (i) a $1.1 million decrease in clinical trial related costs to support our various clinical studies and costs for discovery research and product development and (ii) a $0.9 million decrease in payroll and related benefit expenses, primarily due to bonuses awarded during the three months ended January 31, 2021, while no bonuses were awarded during the three months ended January 31, 2022.

General and Administrative

Our general and administrative expenses increased by $0.5 million, from $2.1 million during the three months ended January 31, 2021, to $2.6 million during the three months ended January 31, 2022. This increase was largely due to the following: (i) a $0.8 million increase in legal expenses, primarily related to the $1 million in insurance recoveries received in connection with prior litigation with Alpha Holdings, Inc. during the prior period, (ii) a $0.2 million increase in insurance costs related to increased D&O insurance premiums, and (iii) a $0.2 million increase in director fees paid to the members of the Leadership Committee of the Company’s Board of Directors. These increases were partially offset by a $0.5 million decrease in payroll expenses and a $0.2 million decrease in stock-based compensation to employees and consultants.

Other Expense, Net

Other expense, net, increased by approximately $2,000, from less than $1,000 for the three months ended January 31, 2021 to $3,000 for the three months ended January 31, 2022. This increase was primarily due to increased tax expense related to the increased interest income from an intercompany loan during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, decreased by approximately $0.8 million from a $0.3 million gain during the three months ended January 31, 2021 to a $0.5 million loss for the three months ended January 31, 2022. This decrease was primarily due to unrealized foreign currency transaction loss recognized in connection with the Australian subsidiary’s intercompany loan.

Results of Operations for the Six Months Ended January 31, 2022 Compared to the Six Months Ended January 31, 2021

The unaudited financial data for the six months ended January 31, 2022 and January 31, 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	January 31, 2022	January 31, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	13,471,311	18,714,740	(5,243,429)	(28)
General and administrative	5,860,616	5,351,429	509,187	10
Loss from operations	(19,331,927)	(24,066,169)	4,734,242	(20)
Other expense, net	(4,594)	(1,063)	(3,531)	332
Interest expense	(13,427)	(10,856)	(2,571)	24
Foreign currency exchange gain (loss), net	(363,147)	151,674	(514,821)	(339)
Loss before income taxes	(19,713,095)	(23,926,414)	4,213,319	(18)
Income tax expense	2,950	2,950	-	-
Net loss	$(19,716,045)	$(23,929,364)	$4,213,319	(18)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $5.2 million, from $18.7 million during the six months ended January 31, 2021 to $13.5 million during the six months ended January 31, 2022. This decrease was primarily due to the following: (i) a $4.2 million decrease in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development, (ii) a $0.4 million decrease in payroll and related benefit expenses, primarily due to bonuses awarded during the six months ended January 31, 2021, while no bonuses were awarded during the six months ended January 31, 2022, partially offset by payroll and related benefit expenses incurred in connection with the Company’s increased headcount during the six months ended January 31, 2022, and (iii) a $0.7 million decrease in stock-based compensation expense to employees and consultants, as there was an accelerated vesting of options during the six months ended January 31, 2021 that was not repeated during the six months ended January 31, 2022.

General and Administrative

Our general and administrative expenses increased by approximately $0.5 million, from $5.4 million during the six months ended January 31, 2021, to $5.9 million during the six months ended January 31, 2022. This increase was largely due to the following: (i) a $0.7 million increase in legal costs, primarily related to $1 million in insurance recoveries received in connection with prior litigation with Alpha Holdings, Inc. in the prior period, (ii) a $0.4 million increase in insurance costs related to increased D&O insurance premiums, and (iii) a $0.2 million increase in director fees paid to the members of the Leadership Committee of the Company’s Board of Directors. These increases were partially offset by a $0.9 million decrease in stock-based compensation expense to employees and consultants, as there was an accelerated vesting of options during the six months ended January 31, 2021 that was not repeated during the six months ended January 31, 2022.

Other Expense, Net

Other expense, net, increased by approximately $4,000 from $1,000 for the six months ended January 31, 2021 to $5,000 for the six months ended January 31, 2022. This increase was primarily due to increased tax expense related to the increased interest income from an intercompany loan and the reduced interest income as a result of a lower return on our investments during the current period.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, decreased by approximately $0.5 million from a $0.2 million gain during the six months ended January 31, 2021 to a $0.4 million loss for the six months ended January 31, 2022. This increase was primarily due to unrealized foreign currency transaction loss recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At January 31, 2022	At July 31, 2021
Current assets	$27,927,892	$49,179,424
Current liabilities	5,571,526	7,961,916
Working capital	$22,356,366	$41,217,508

Current Assets

Current assets as of January 31, 2022 decreased by $21.3 million to $27.9 million, from $49.2 million as of July 31, 2021. This decrease was primarily due to cash used to support our operations during the six months ended January 31, 2022.

Current Liabilities

Current liabilities as of January 31, 2022 decreased by $2.4 million to $5.6 million, from $8.0 million as of July 31, 2021. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2022 was $19.9 million, as compared to $20.6 million for the six months ended January 31, 2021. The $0.7 million decrease in cash used in operating activities was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 31, 2022 was $0.2 million, as compared to $0.3 million for the six months ended January 31, 2021. During the six months ended January 31, 2022, the Company purchased fixed assets for use in its clinical trials. During the six months ended January 31, 2021, the Company licensed generator technology for use in its clinical trials and other research and development efforts.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.5 million for the six months ended January 31, 2022, as compared to $60.8 million cash provided by financing activities for the six months ended January 31, 2021. Net cash used in financing activities during the six months ended January 31, 2022 was primarily attributable to payments on a note payable. Net proceeds during the six months ended January 31, 2021 was primarily attributable to the $52.6 million net proceeds received from the August 2020 and January 2021 securities offerings, $5 million received from the co-promotion agreement with Sirtex, and $3.3 million received from warrant and option exercises.

Uses of Cash and Cash Requirements

Our primary uses of cash have been to finance clinical and research and development activities focused on the identification and discovery of new potential product candidates, the development of innovative and proprietary medical approaches for the treatment of cancer, and the design and advancement of pre-clinical and clinical trials and studies related to our pipeline of product candidates. We also use our capital resources on general and administrative activities and building and strengthening our corporate infrastructure, programs and procedures to enable compliance with applicable federal, state and local laws and regulations.

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $271 million as of January 31, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of March 2, 2022, the Company had cash and cash equivalents of $22.1 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. Based on its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. See “Nasdaq Deficiency Notices” below. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

Sources of Capital

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term. Historically, we have raised the majority of the funding for our business through offerings of our common stock and warrants to purchase our common stock. If we issue equity or convertible debt securities to raise additional funds, our existing stockholders would experience further dilution, and the new equity or debt securities may have rights, preferences and privileges senior to those of our existing stockholders. If we incur debt, our fixed payment obligations, liabilities and leverage relative to our equity capitalization would increase, which could increase the cost of future capital. Further, the terms of any debt securities we issue or borrowings we incur, if available, could impose significant restrictions on our operations, such as limitations on our ability to incur additional debt or issue additional equity or other operating restrictions that could adversely affect our ability to conduct our business, and any such debt could be secured by any or all of our assets pledged as collateral. Additionally, we may incur substantial costs in pursuing future capital, including investment banking, legal and accounting fees, printing and distribution expenses and other costs.

Nasdaq Deficiency Notices

As previously disclosed, on February 9, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 8, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by August 8, 2022, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

On November 29, 2021, the Company notified Nasdaq that Robert E. Ward had resigned as a member of the Board of Directors and the Company’s Audit Committee, as disclosed on the Company’s Current Report filed on Form 8-K on November 30, 2021. After giving effect to Mr. Ward’s resignation, the Company’s Audit Committee no longer consists of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A).

On December 8, 2021, the Company received a letter from Nasdaq noting that the Company no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for the Company to regain compliance until the earlier of the Company’s next annual meeting of stockholders or November 23, 2022.

We are currently evaluating our alternatives to resolve these listing deficiencies. To the extent that we are unable to resolve these listing deficiencies, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

Critical Accounting Policies

Use of Estimates

The accompanying condensed consolidated financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Such estimates include the Company’s ability to continue as a going concern and certain calculations related to that determination, stock-based compensation, the accrual of research, product development and clinical obligations, impairment of long-lived assets, determining the Incremental Borrowing Rate for calculating Right-Of-Use (“ROU”) assets and lease liabilities and accounting for income taxes, including the related valuation allowance on the deferred tax asset and uncertain tax positions. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our Interim Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Interim Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2022. Based on such evaluation, our Interim Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, except as noted below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2021, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Stock Market, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

On February 9, 2022, the Company received Notice (the “Notice”) from Nasdaq that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until August 8, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by August 8, 2022, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

We are currently evaluating our alternatives to resolve the listing deficiency. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

3.1	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 of our Current Report on Form 8-K, filed on December 17, 2021)

10.1*	OncoSec Medical Incorporated 2015 Employee Stock Purchase Plan

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instant Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Kevin Smith
Kevin Smith
Interim President and Chief Executive Officer
(Interim Principal Executive Officer)

Dated: March 15, 2022

By:	/s/ George Chi
George Chi
Chief Financial Officer
(Principal Financial Officer)

Dated: March 15, 2022

