Form 10-Q
period 2022-04-30
ONCOSEC MEDICAL Inc
filed 2022-06-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 39,365,543 as of June 14, 2022.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended April 30, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	April 30, 2022	July 31, 2021
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$19,477,493	$45,951,233
Prepaid expenses and other current assets	1,658,436	3,228,191
Total Current Assets	21,135,929	49,179,424
Property and equipment, net	1,023,728	928,821
Intangible assets, net	396,000	448,412
Operating lease right-of-use assets	4,910,443	5,445,744
Other long-term assets	528,090	273,523
Total Assets	$27,994,190	$56,275,924

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$3,145,828	$5,561,645
Accrued compensation related	342,881	320,655
Operating lease liabilities	1,073,440	845,483
Note payable	124,755	1,234,133
Total Current Liabilities	4,686,904	7,961,916
Operating lease liabilities, net of current portion	4,418,671	5,238,207
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	14,105,575	18,200,123

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock authorized – 100,000,000 common shares with a par value of $0.0001 as of April 30, 2022 and July 31, 2021, common stock issued and outstanding – 39,364,449 and 39,152,610 common shares as of April 30, 2022 and July 31, 2021, respectively	3,937	3,916
Additional paid-in capital	287,855,594	286,337,291
Warrants issued and outstanding – 1,706,190 warrants as of April 30, 2022 and July 31, 2021	3,591,734	3,591,734
Accumulated other comprehensive income (loss)	178,731	(79,109)
Accumulated deficit	(277,741,381)	(251,778,031)
Total Stockholders’ Equity	13,888,615	38,075,801
Total Liabilities and Stockholders’ Equity	$27,994,190	$56,275,924

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021
Revenue	$-	$-	$-	$-
Expenses:
Research and development	7,030,607	7,589,779	20,501,917	26,304,520
General and administrative	2,517,105	2,847,151	8,377,722	8,198,580
Loss from operations	(9,547,712)	(10,436,930)	(28,879,639)	(34,503,100)
Gain on extinguishment of debt	-	960,790	-	960,790
Other income (expense), net	2,182	1,723	(2,412)	660
Interest expense	(2,701)	(1,732)	(16,128)	(12,587)
Foreign currency exchange gain (loss), net	(36,191)	35,365	(399,338)	187,039
Loss before income taxes	(9,584,422)	(9,440,784)	(29,297,517)	(33,367,198)
Income tax (benefit) expense	(3,337,117)	1,542	(3,334,167)	4,492
Net loss	$(6,247,305)	$(9,442,326)	$(25,963,350)	$(33,371,690)
Basic and diluted net loss per common share	$(0.16)	$(0.25)	$(0.66)	$(1.08)
Weighted average shares used in computing basic and diluted net loss per common share	39,355,672	37,335,563	39,281,841	30,857,405

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Nine Months Ended
	April 30, 2022	April 30, 2021	April 30, 2022	April 30, 2021

Net Loss	$(6,247,305)	$(9,442,326)	$(25,963,350)	$(33,371,690)
Foreign currency translation adjustments	4,857	(70,491)	257,840	(336,310)
Comprehensive Loss	$(6,242,448)	$(9,512,817)	$(25,705,510)	$(33,708,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

Three Months Ended April 30, 2022

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, January 31, 2022	39,349,269	$3,935	$287,539,711	1,706,190	$3,591,734	$173,874	$(271,494,076)	$19,815,178
Stock-based compensation expense	15,180	2	315,697	—	—	—	—	315,699
Tax withholdings paid on equity awards	—	—	(10,378)	—	—	—	—	(10,378)
Tax shares sold to pay for tax withholdings on equity awards	—	—	10,564	—	—	—	—	10,564
Other comprehensive income	—	—	—	—	—	4,857	—	4,857
Net loss	—	—	—	—	—	—	(6,247,305)	(6,247,305)
Balance, April 30, 2022	39,364,449	$3,937	$287,855,594	1,706,190	$3,591,734	$178,731	$(277,741,381)	$13,888,615

Nine Months Ended April 30, 2022

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2021	39,152,610	$3,916	$286,337,291	1,706,190	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801
Stock-based compensation expense	67,839	7	1,272,266	—	—	—	—	1,272,273
Tax withholdings paid on equity awards	—	—	(43,383)	—	—	—	—	(43,383)
Tax shares sold to pay for tax withholdings on equity awards	—	—	42,949	—	—	—	—	42,949
Common stock issued for services	12,500	1	42,499	—	—	—	—	42,500
Exercise of common stock options	130,000	13	202,787	—	—	—	—	202,800
Common stock issued for employee stock purchase plan	1,500	—	1,185	—	—	—	—	1,185
Other comprehensive income	—	—	—	—	—	257,840	—	257,840
Net loss	—	—	—	—	—	—	(25,963,350)	(25,963,350)
Balance, April 30, 2022	39,364,449	$3,937	$287,855,594	1,706,190	$3,591,734	$178,731	$(277,741,381)	$13,888,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

Three Months Ended April 30, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, January 31, 2021	36,491,976	$3,649	$274,633,208	2,221,315	$4,330,949	$(285,323)	$(230,539,664)	$48,142,819
Exercise of common stock warrants	507,000	51	2,401,358	(507,000)	(652,259)	—	—	1,749,150
Exercise of common stock options	136,636	13	227,840	—	—	—	—	227,853
Stock-based compensation expense	6,541	1	841,569	—	—	—	—	841,570
Tax withholdings paid on equity awards	—	—	(26,979)	—	—	—	—	(26,979)
Tax shares sold to pay for tax withholdings on equity awards	—	—	26,142	—	—	—	—	26,142
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	37,500	4	127,496	—	—	—	—	127,500
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(9,442,326)	(9,442,326)
Other comprehensive loss	—	—	—	—	—	(70,491)	—	(70,491)
Balance, April 30, 2021	38,871,459	$3,887	$284,067,196	1,714,315	$3,678,690	$(355,814)	$(239,981,990)	$47,411,969

Nine Months Ended April 30, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2020	23,054,474	$2,305	$214,789,808	3,114,288	$5,708,127	$(19,504)	$(206,610,300)	$13,870,436
Common stock issued for employee stock purchase plan	1,538	—	5,798	—	—	—	—	5,798
Exercise of common stock warrants	1,389,261	139	6,580,106	(1,389,261)	(1,787,294)	—	—	4,792,951
Exercise of common stock options	294,884	30	489,550	—	—	—	—	489,580
Stock-based compensation expense	19,623	2	3,213,748	—	—	—	—	3,213,750
Tax withholdings paid on equity awards	—	—	(53,438)	—	—	—	—	(53,438)
Tax shares sold to pay for tax withholdings on equity awards	—	—	54,191	—	—	—	—	54,191
Cancellation of expired warrants	—	—	242,143	(10,712)	(242,143)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,561	—	—	—	—	39,056,332
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	100,000	10	339,990	—	—	—	—	340,000
Dividends declared ($0.00 per share)	—	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	—	(33,371,690)	(33,371,690)
Other comprehensive loss	—	—	—	—	—	(336,310)	—	(336,310)
Balance, April 30, 2021	38,871,459	$3,887	$284,067,196	1,714,315	$3,678,690	$(355,814)	$(239,981,990)	$47,411,969

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	April 30, 2022	April 30, 2021
Operating activities
Net loss	$(25,963,350)	$(33,371,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	194,700	172,074
Amortization of right-of-use asset	564,102	626,486
Stock-based compensation	1,272,273	3,213,750
Common stock issued for services	42,500	340,000
Foreign currency exchange (gain) loss, net	399,338	(187,039)
Gain on extinguishment of debt	—	(960,790)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,561,333	681,630
Other long-term assets	(290,876)	(28)
Accounts payable and accrued liabilities	(2,432,847)	(3,458,989)
Accrued compensation related	22,226	(36,343)
Operating lease liabilities	(591,579)	(406,462)
Net cash used in operating activities	(25,222,180)	(33,387,401)

Investing activities
Purchase of property and equipment	(244,857)	(259,662)
Purchase of intangible assets	—	(495,000)
Net cash used in investing activities	(244,857)	(754,662)

Financing activities
Proceeds from issuance of common stock through ESPP	1,185	5,798
Proceeds from issuance of common stock	—	57,004,411
Payment of financing and offering costs	(15,500)	(4,434,441)
Proceeds from exercise of warrants	—	4,792,951
Proceeds from exercise of stock options	202,800	489,580
Purchase of shares under CGP and Sirtex stock purchase agreements	—	5,836,731
Proceeds from co-promotion agreement	—	5,000,000
Principal payments on note payable	(1,109,378)	(497,319)
Tax withholdings paid on equity awards	(43,383)	(53,438)
Tax shares sold to pay for tax withholdings on equity awards	42,949	54,191
Net cash provided by (used in) financing activities	(921,327)	68,198,464
Effect of exchange rate changes on cash and cash equivalents	(85,376)	(18,362)
Net increase (decrease) in cash and cash equivalents	(26,473,740)	34,038,039
Cash and cash equivalents, at beginning of period	45,951,233	20,354,462
Cash and cash equivalents, at end of period	$19,477,493	$54,392,501

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$16,128	$7,032
Income taxes	$2,950	$4,492
Noncash investing and financing transactions:
Expiration of warrants	$—	$242,143
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$—	$338,819

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

The Company’s KEYNOTE-695 study is a registration-directed, Phase 2b open-label, single-arm, multicenter study in approximately 100 patients treated with TAVO™ in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 study. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the study sponsor and is responsible for external costs. The study completed enrollment of the primary cohort in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who were exposed to treatment with ipilimumab and progressed on prior anti-PD-1 checkpoint inhibitor. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulseTM generator and Series 3 Applicator), in preparation for seeking FDA approval.

The Company’s KEYNOTE-890 study is a Phase 2, open-label, single-arm, multicenter study conducted in the United States and Australia to evaluate the safety and efficacy of TAVO™ in combination with KEYTRUDA® in patients with inoperable locally advanced or metastatic TNBC who have previously failed at least one systemic chemotherapy or immunotherapy (Cohort 1) or TAVO™ in combination with KEYTRUDA® and chemotherapy in patients with inoperable locally advanced or metastatic TNBC who have had no prior systemic therapy in the advanced or metastatic setting (Cohort 2). In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with a subsidiary of Merck with respect to the KEYNOTE-890 study, Cohort 1. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the study sponsor and is responsible for external costs. In June 2020, the Company amended its second clinical trial collaboration and supply agreement to include KEYNOTE-890, Cohort 2. Enrollment of Cohort 1 was completed (26 patients) in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021 and is expected to be completed in 2023.

In May 2019, the Company supported commencement of an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center. This study targets patients with Squamous Cell Carcinoma of the Head & Neck and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO™, KEYTRUDA® and epacadostat. Recruitment on this study has been halted after the last patient was treated in June 2021.

In August 2020, the Company supported commencement of an investigator-initiated Phase 2 study conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This study has been designed to evaluate whether the addition of TAVO™ can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This study began enrolling patients in December of 2020. Enrollment for this trial is expected to be completed in 2023.

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

In April 2021, the Company announced that it received authorization to CE mark the OMS EP Device for use in solid tumors. That CE mark indicates compliance with Medical Device Directives (MDD) of the European Commission for the OMS EP Device as configured at the time. Subsequent to receiving the CE mark for that version of the OMS EP Device, the Company has advanced the design of the applicator component of the OMS EP Device, which the Company refers to as the Series 3 Applicator. This newer version of the OMS EP Device, which still includes the GenPulseTM generator, is currently used as an investigational device in clinical trial sites in Australia, the EU and Switzerland. The Company is currently seeking FDA agreement for investigational use of the GenPulseTM and the Series 3 Applicator in US clinical sites.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of April 30, 2022, the condensed consolidated statements of operations for the three and nine months ended April 30, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three and nine months ended April 30, 2022 and 2021, the condensed consolidated statements of stockholders’ equity for the three and nine months ended April 30, 2022 and 2021, and the condensed consolidated statements of cash flows for the nine months ended April 30, 2022 and 2021, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented and necessary in order to make the Company’s financial statements not misleading. The condensed consolidated results of operations for the three and nine months ended April 30, 2022 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2022, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2021, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 29, 2021. The condensed consolidated balance sheet at July 31, 2021 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Intangible Assets

Definite life intangible assets include a license. Intangible assets are recorded at cost. License agreement cost represents the fair value of the license agreement on the date acquired. Intangible assets are amortized on a straight-line basis over their estimated useful life.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of April 30, 2022 and July 31, 2021.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of April 30, 2022 and July 31, 2021, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Nine Months Ended	For the Three and Nine Months Ended
	April 30, 2022	April 30, 2021
Stock options	2,323,314	2,491,898
Restricted stock units	74,805	21,541
Warrants	1,706,190	1,714,315
Total	4,104,309	4,227,754

Stock-Based Compensation

The Company grants equity-based awards (typically stock options or restricted stock units) under its stock-based compensation plan and occasionally outside of its stock-based compensation plan, with terms generally similar to the terms under the Company’s stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of issuance.

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

The CARES Act

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the loan under the Paycheck Protection Program (the “PPP”) under the CARES Act received in April 2020 (see Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2022. Other than the forgiveness of the PPP loan, the effects of the CARES Act did not have a significant impact on the Company’s condensed consolidated financial statements during the three and nine months ended April 30, 2022 and 2021.

Recent Accounting Pronouncements

No recent accounting pronouncements are anticipated to have an impact on or related to the Company’s financial condition, results of operations, or related disclosures.

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $277.7 million as of April 30, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of June 1, 2022, the Company had cash and cash equivalents of $17.3 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds (see Note 13). The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on the Company’s prospects and financial condition.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	April 30, 2022	July 31, 2021
Equipment and furniture	$1,944,540	$1,919,301
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	446,367	234,409
Property and equipment, gross	2,532,800	2,295,603
Accumulated depreciation and amortization	(1,509,072)	(1,366,782)
Total	$1,023,728	$928,821

Depreciation and amortization expense recorded for the three and nine months ended April 30, 2022 was approximately $47,000 and $143,000, respectively.

Depreciation and amortization expense recorded for the three and nine months ended April 30, 2021 was approximately $47,000 and $143,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

	April 30, 2022	July 31, 2021
License	$495,000	$495,000
Accumulated amortization	(99,000)	(46,588)
Total	$396,000	$448,412

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

Intangible asset amortization expense recorded for the three and nine months ended April 30, 2022 was approximately $17,000 and $52,000, respectively.

Intangible asset amortization expense recorded for the three and nine months ended April 30, 2021 was approximately $17,000 and $29,000, respectively.

At April 30, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2022 – the remainder of the fiscal year	$17,471
2023	69,882
2024	69,882
2025	69,882
2026	69,882
Thereafter	99,001
Total	$396,000

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	April 30, 2022	July 31, 2021
Research and development costs	$2,391,304	$4,206,926
Professional services fees	664,035	1,229,040
Other	90,489	125,679
Total	$3,145,828	$5,561,645

Accrued Compensation

Accrued compensation is comprised of the following:

	April 30, 2022	July 31, 2021
Accrued payroll	$166,384	$311,590
401K payable	31,996	9,065
Accrued severance	144,501	-
Total	$342,881	$320,655

Note 5—Note Payable

On April 27, 2020, the Company was granted a two-year loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the PPP under the CARES Act, which was enacted on March 27, 2020. Interest accrued at 1% per year, effective on the date of initial disbursement.

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

On July 1, 2021, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,355,919, which would accrue interest at 2.894% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $125,056, including interest starting on July 18, 2021. At April 30, 2022, the outstanding balance related to this finance agreement was $124,755.

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

Common Stock Option Exercise

During the nine months ended April 30, 2022, shares of common stock issued related to option exercises totaled 130,000. The Company realized proceeds of approximately $0.2 million from the stock option exercises. During the nine months ended April 30, 2021, shares of common stock issued related to option exercises totaled 294,884. The Company realized proceeds of approximately $0.5 million from the stock option exercises.

Outstanding Warrants

There were no warrants exercised during the nine months ended April 30, 2022. During the nine months ended April 30, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises.

At April 30, 2022, the Company had outstanding warrants to purchase 1,706,190 shares of its common stock, with exercise prices ranging from $3.45 to $16.80, all of which were classified as equity instruments. These warrants expire at various dates between October 2022 and May 2024.

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On October 10, 2019, the Company and Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical and Healthcare Holdings Limited), a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”) entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”), pursuant to which the Company agreed to sell and issue to CGP and Sirtex 10,000,000 shares and 2,000,000 shares, respectively, of the Company’s common stock for a total purchase price of $30.0 million. The net proceeds, after deducting offering fees and expenses paid by the Company, were approximately $28.0 million. This transaction closed on February 7, 2020 (the “Closing”). Pursuant to the Purchase Agreements, CGP and Sirtex were given the right under certain circumstances to purchase in the future additional shares of common stock in order to maintain CGP and Sirtex’s respective ownership percentages of the outstanding shares of common stock of the Company as of the Closing.

During the nine months ended April 30, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their respective Purchase Agreement, CGP and Sirtex exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

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

Stock Options

During the nine months ended April 30, 2022, the Company granted options to purchase 23,400 and 25,000 shares of its common stock to employees and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $2.01 to $2.26. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $1.42.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Nine Months Ended April 30, 2022	Nine Months Ended April 30, 2021
Expected term (years)	5.00 – 6.00 years	5.00 – 6.50 years
Risk-free interest rate	0.69 – 1.30%	0.27 – 1.13%
Volatility	86.98 – 90.74%	85.31 – 89.08%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the nine months ended April 30, 2022:

	Options	Weighted Average Exercise Price	Weighted - Average Remaining Contract (in years)	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2021	3,111,642	$3.27
Granted	48,400	$1.76
Exercised	(130,000)	$1.56
Forfeited/Cancelled	(706,728)	$3.76
Outstanding - April 30, 2022	2,323,314	$3.19	8.5	$-
Exercisable - April 30, 2022	1,948,233	$3.07	8.4	$-

The weighted-average grant date fair value of stock options granted during the nine months ended April 30, 2022 and 2021 was $1.24 and $3.14, respectively.

As of April 30, 2022, the Company has approximately $0.9 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 1.04 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2022 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.3 million and $1.1 million, respectively. Of the total expense, $0.2 million and $0.6 million, respectively, was recorded to research and development and $0.1 million and $0.5 million, respectively was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and nine months ended April 30, 2022.

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

Restricted Stock Units (“RSUs”)

For the three and nine months ended April 30, 2022, the Company recorded approximately $0.05 million and $0.2 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

For the three and nine months ended April 30, 2021, the Company recorded approximately $0.05 million and $0.1 million, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

The following table summarize RSUs issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2021	442,749	$3.24
Vested	(67,839)	$3.38
Forfeited/Cancelled	(300,105)	$3.16
Nonvested - April 30, 2022	74,805	$3.42

As of April 30, 2022, there was approximately $0.2 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 1.11 years.

Shares Issued to Consultants

During the three and nine months ended April 30, 2022, 0 and 12,500 shares of common stock valued at approximately $0 and $0.04 million, respectively, were issued to a consultant for services. The common stock share values were based on the closing stock price of the Company’s common stock on the date the shares were granted.

During the three and nine months ended April 30, 2021, 37,500 and 100,000 shares of common stock valued at approximately $0.1 million and $0.3 million, respectively, were issued to a consultant for services. The common stock share values were based on the closing stock price of the Company’s common stock on the date the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. At April 30, 2022, there were 28,294 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period to end on July 31, 2022, the following assumptions were used: six-month maturity, 0.05% risk free interest, 83.58% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended July 31, 2021, the following assumptions were used: six-month maturity, 0.07% risk free interest, 88.03% volatility, 0% forfeitures and $0 dividends.

Approximately $1,800 and $10,300 was recorded as stock-based compensation during the nine months ended April 30, 2022 and 2021, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at April 30, 2022:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,323,314
Common Stock reserved for restricted stock unit release	74,805
Common Stock authorized for future grant under the 2011 Plan	1,682,574
Common Stock reserved for warrant exercise	1,706,190
Shares issuable under CGP and Sirtex stock purchase agreements (Note 6)	1,924,001
Common Stock reserved for future ESPP issuance	28,294
Total Common Stock reserved for future issuance	7,739,178

Note 8—Income Taxes

Sale of New Jersey Net Operating Losses

In April 2022, the Company received $3.3 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

Note 9—Commitments and Contingencies

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

Note 10—Leases

Lease Agreements

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to five years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of April 30, 2022.

Supplemental balance sheet information related to leases as of April 30, 2022 was as follows:

Operating Leases:
Operating lease right-of-use assets	$4,910,443
Operating Leases:
Current portion included in current liabilities	$1,073,440
Long-term portion included in non-current liabilities	4,418,671
Total operating lease liabilities	$5,492,111

Supplemental lease expense related to leases is as follows:

	For the Three Months Ended April 30, 2022	For the Nine Months Ended April 30, 2022
Operating lease cost	$379,718	$1,126,828
Total lease expense	$379,718	$1,126,828

Other information related to leases where the Company is the lessee is as follows:

As of April 30, 2022
Weighted-average remaining lease term	4.3 years
Weighted-average discount rate	9.97%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended April 30, 2022	For the Nine Months Ended April 30, 2022
Cash paid for operating lease liabilities	$388,694	$1,184,073
Total cash flows related to operating lease liabilities	$388,694	$1,184,073

Future minimum lease payments under non-cancellable leases as of April 30, 2022 is as follows:

Years ending July 31,
2022 – the remainder of the fiscal year	$388,694
2023	1,585,224
2024	1,539,142
2025	1,516,126
2026	1,533,882
Thereafter	240,688
Total minimum lease payments	6,803,756
Less: Imputed interest	(1,311,645)
Total	$5,492,111

Note 11—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations. The Company’s contributions totaled approximately $51,000 and $132,000 for the three and nine months ended April 30, 2022, respectively. The Company’s contributions totaled approximately $30,000 and $91,000 for the three and nine months ended April 30, 2021, respectively.

Note 12—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions for the nine months ended April 30, 2022 and 2021.

Equity Offerings

On January 25, 2021, the Company completed the offer and sale of an aggregate of 7,711,284 shares of its common stock at a purchase price of $5.45 per share in a public offering (see Note 6). CGP and Sirtex participated in the offering. Each of CGP and Sirtex exercised its right of participation in future offerings in order to maintain respective ownership percentages of the outstanding shares of common stock of the Company upon the Closing, and purchased 3,389,198 and 677,839 shares of common stock, respectively, at a purchase price of $5.45 per share.

On August 19, 2020, the Company completed the offer and sale of an aggregate of 4,608,589 shares of its common stock at a purchase price of $3.25 per share in a registered direct offering (see Note 6). CGP and Sirtex participated in the registered direct offering and maintained their respective ownership percentages of the outstanding shares of common stock of the Company upon the Closing, and purchased 1,999,000 and 399,800 shares of common stock, respectively, at a purchase price of $3.25 per share.

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

As of April 30, 2022, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Note 13—Subsequent Events

On April 28, 2022, the Board of Directors (the “Board”) of OncoSec Medical Incorporated (the “Company”) approved the appointment of Robert H. Arch, Ph.D., as the Company’s President and Chief Executive Officer, effective May 2, 2022. In connection with Dr. Arch’s appointment as the Company’s President and Chief Executive Officer, the Company entered into an executive employment agreement, dated April 28, 2022, and effective as of May 2, 2022 (the “Employment Agreement”), with Dr. Arch that governs the terms of Dr. Arch’s employment with the Company. The Employment Agreement provides that Dr. Arch will be entitled to an initial annual base salary of $505,000 and will be eligible to receive an annual bonus of up to 40% of his annual base salary, with a pro-rated annual bonus for fiscal year 2022, based on the achievement of certain performance goals. The Employment Agreement also provides that Dr. Arch will be eligible to receive a signing bonus equal to $150,000, payable in three installments over Dr. Arch’s first year of employment, provided that Dr. Arch is employed on each applicable installment date. In connection with his appointment, the Company granted Dr. Arch non-qualified stock options to purchase 700,000 shares of the Company’s common stock at an exercise price equal to the closing price of the Company’s common stock on the Nasdaq Capital Market on May 2, 2022, as an inducement material to Dr. Arch entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4), which grant was made outside of the Company’s 2011 Stock Incentive Plan. The stock options will vest quarterly, commencing on the first completed calendar quarter after the date of grant, subject to Dr. Arch’s continuous service with the Company through each such vesting date.

On June 2, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of the Company’s common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing of the Company’s common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 29, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by November 29, 2022, the Company may be eligible for an additional 180 calendar day grace period if it meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

The Company is currently evaluating its alternatives to resolve the listing deficiency. To the extent that the Company is unable to resolve the listing deficiency, there is a risk that the Company’s common stock may be delisted from Nasdaq, which would adversely impact liquidity of its common stock and potentially result in even lower bid prices for its common stock.

On November 29, 2021, the Company notified Nasdaq that Robert E. Ward had resigned as a member of the Board of Directors and the Company’s Audit Committee, as disclosed on the Company’s Current Report filed on Form 8-K on November 30, 2021. After giving effect to Mr. Ward’s resignation, the Company’s Audit Committee no longer consisted of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A).

On December 8, 2021, the Company received a letter from Nasdaq noting that the Company no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for the Company to regain compliance until the earlier of the Company’s next annual meeting of stockholders or November 23, 2022.

On June 9, 2022, the Board of Directors appointed Mr. Joon Kim, an incumbent independent director, to the Audit Committee. On June 13, 2022, Nasdaq confirmed that the Company had regained compliance under Listing Rule 5605.

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

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis and elsewhere in this report include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” herein and in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

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

Results of Operations for the Three Months Ended April 30, 2022 Compared to the Three Months Ended April 30, 2021

The unaudited financial data for the three months ended April 30, 2022 and 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2022	April 30, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	7,030,607	7,589,779	(559,172)	(7)
General and administrative	2,517,105	2,847,151	(330,046)	(12)
Loss from operations	(9,547,712)	(10,436,930)	889,218	(9)
Gain on extinguishment of debt	-	960,790	(960,790)	(100)
Other income, net	2,182	1,723	459	27
Interest expense	(2,701)	(1,732)	(969)	56
Foreign currency exchange gain (loss), net	(36,191)	35,365	(71,556)	(202)
Loss before income taxes	(9,584,422)	(9,440,784)	(143,638)	2
Income tax (benefit) expense	(3,337,117)	1,542	(3,338,659)	(216,515)
Net loss	$(6,247,305)	$(9,442,326)	$3,195,021	(34)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $0.6 million, from $7.6 million during the three months ended April 30, 2021 to $7.0 million during the three months ended April 30, 2022. This decrease was primarily due to: (i) a $0.8 million decrease in clinical trial related costs to support our various clinical studies and costs for discovery research and product development and (ii) a $0.2 million decrease in stock-based compensation to employees and consultants. These decreases were partially offset by a $0.4 million increase in payroll and related benefit expenses, primarily due to bonuses awarded during the three months ended April 30, 2022, while no bonuses were awarded during the three months ended April 30, 2021.

General and Administrative

Our general and administrative expenses decreased by $0.3 million, from $2.8 million during the three months ended April 30, 2021, to $2.5 million during the three months ended April 30, 2022. This decrease was largely due to the following: (i) a $0.5 million decrease in stock-based compensation to employees and consultants, and (ii) a $0.3 million decrease in consulting expenses. These decreases were partially offset by a $0.2 million increase in payroll and related benefit expenses primarily due to bonuses awarded during the three months ended April 30, 2022, while no bonuses were awarded during the three months ended April 30, 2021, and a $0.2 million increase in insurance costs related to increased D&O insurance premiums.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by approximately $1.0 million, from $1.0 million for the three months ended April 30, 2021 to $0 for the three months ended April 30, 2022. During the three months ended April 30, 2021, the loan under the Paycheck Protection Program (the “PPP”) under the CARES Act was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, decreased by approximately $0.07 million from a $0.04 million gain during the three months ended April 30, 2021 to a $0.04 million loss for the three months ended April 30, 2022. This decrease was primarily due to unrealized foreign currency transaction loss recognized in connection with our Australian subsidiary’s intercompany loan.

Income Tax (Benefit) Expense

In April 2022, the Company received $3.3 million in net proceeds from the sale of its New Jersey Net Operating Losses (“NOL”) under the State of New Jersey NOL Transfer Program. In 2021, the net proceeds from the sale of its New Jersey NOLs under the State of New Jersey NOL Transfer Program were received in June.

Results of Operations for the Nine Months Ended April 30, 2022 Compared to the Nine Months Ended April 30, 2021

The unaudited financial data for the nine months ended April 30, 2022 and April 30, 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	April 30, 2022	April 30, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	20,501,917	26,304,520	(5,802,603)	(22)
General and administrative	8,377,722	8,198,580	179,142	2
Loss from operations	(28,879,639)	(34,503,100)	5,623,461	(16)
Gain on extinguishment of debt	-	960,790	(960,790)	(100)
Other income (expense), net	(2,412)	660	(3,072)	(465)
Interest expense	(16,128)	(12,587)	(3,541)	28
Foreign currency exchange gain (loss), net	(399,338)	187,039	(586,377)	(314)
Loss before income taxes	(29,297,517)	(33,367,198)	4,069,681	(12)
Income tax expense	(3,334,167)	4,492	(3,338,659)	(74,325)
Net loss	$(25,963,350)	$(33,371,690)	$7,408,340	(22)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $5.8 million, from $26.3 million during the nine months ended April 30, 2021 to $20.5 million during the nine months ended April 30, 2022. This decrease was primarily due to the following: (i) a $5.0 million decrease in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development, and (ii) a $0.9 million decrease in stock-based compensation expense to employees and consultants, as there was an accelerated vesting of options during the nine months ended April 30, 2021 that was not repeated during the nine months ended April 30, 2022.

General and Administrative

Our general and administrative expenses increased by approximately $0.2 million, from $8.2 million during the nine months ended April 30, 2021, to $8.4 million during the nine months ended April 30, 2022. This increase was largely due to the following: (i) a $0.9 million increase in legal costs, primarily related to $1 million in insurance recoveries received in connection with prior litigation with Alpha Holdings, Inc. in the prior period, (ii) a $0.6 million increase in insurance costs related to increased D&O insurance premiums, and (iii) a $0.2 million increase in director fees paid to the members of the Leadership Committee of the Company’s Board of Directors. These increases were partially offset by a $1.4 million decrease in stock-based compensation expense to employees and consultants, as there was an accelerated vesting of options during the nine months ended April 30, 2021 that was not repeated during the nine months ended April 30, 2022.

Gain on Extinguishment of Debt

Gain on extinguishment of debt decreased by approximately $1.0 million, from $1.0 million for the nine months ended April 30, 2021 to $0 for the nine months ended April 30, 2022. During the nine months ended April 30, 2021, the PPP loan was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, decreased by approximately $0.6 million from a $0.2 million gain during the nine months ended April 30, 2021 to a $0.4 million loss for the nine months ended April 30, 2022. This decrease was primarily due to unrealized foreign currency transaction loss recognized in connection with the Australian subsidiary’s intercompany loan.

Income Tax (Benefit) Expense

In April 2022, the Company received $3.3 million in net proceeds from the sale of its NOL under the State of New Jersey NOL Transfer Program. In 2021, the net proceeds from the sale of its New Jersey NOLs under the State of New Jersey NOL Transfer Program were received in June.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At April 30, 2022	At July 31, 2021
Current assets	$21,135,929	$49,179,424
Current liabilities	4,686,904	7,961,916
Working capital	$16,449,025	$41,217,508

Current Assets

Current assets as of April 30, 2022 decreased by $28.1 million to $21.1 million, from $49.2 million as of July 31, 2021. This decrease was primarily related to the decrease of cash in the amount of $26.5 million and the decrease of prepaid insurance in the amount of $1.1 million. The decrease in cash was due to cash used to support our operations during the nine months ended April 30, 2022. The decrease in prepaid insurance was due to amortization of the prepaid director and officer policy.

Current Liabilities

Current liabilities as of April 30, 2022 decreased by $3.3 million to $4.7 million, from $8.0 million as of July 31, 2021. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the nine months ended April 30, 2022 was $25.2 million, as compared to $33.4 million for the nine months ended April 30, 2021. The $8.2 million decrease in cash used in operating activities was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for the nine months ended April 30, 2022 was $0.2 million, as compared to $0.8 million for the nine months ended April 30, 2021. During the nine months ended April 30, 2022, the Company purchased fixed assets for use in its clinical trials. During the nine months ended April 30, 2021, the Company licensed generator technology and purchased property and equipment for use in its clinical trials and other research and development efforts.

Cash (Used in) Provided by Financing Activities

Net cash used in financing activities was $0.9 million for the nine months ended April 30, 2022, as compared to $68.2 million cash provided by financing activities for the nine months ended April 30, 2021. Net cash used in financing activities during the nine months ended April 30, 2022 was primarily attributable to payments on a note payable. Net proceeds during the nine months ended April 30, 2021 was primarily attributable to the $52.6 million net proceeds received from the August 2020 and January 2021 offerings, $5.0 million received from the co-promotion agreement with Sirtex, $5.3 million received from warrant and option exercises and $5.8 million from the purchase of shares under the CGP and Sirtex stock purchase agreements originally entered into on October 10, 2019.

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

Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $277.7 million as of April 30, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate any cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of June 1, 2022, the Company had cash and cash equivalents of $17.3 million. Since inception, cash flows from financing activities has been the primary source of the Company’s liquidity. Based on its current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. See “Nasdaq Deficiency Notice” below. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on its prospects and financial condition.

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

Nasdaq Deficiency Notice

On June 2, 2022, we received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 29, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by November 29, 2022, we may be eligible for an additional 180 calendar day grace period if the Company meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market. In that event, we may appeal such delisting determination to a hearings panel.

We are currently evaluating our alternatives to resolve the listing deficiency. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

On November 29, 2021, we notified Nasdaq that Robert E. Ward had resigned as a member of the Board of Directors and the Company’s Audit Committee, as disclosed on our Current Report filed on Form 8-K on November 30, 2021. After giving effect to Mr. Ward’s resignation, the Company’s Audit Committee no longer consisted of three independent members as required by Nasdaq Listing Rule 5605(c)(2)(A).

On December 8, 2021, we received a letter from Nasdaq noting that we no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for us to regain compliance until the earlier of our next annual meeting of stockholders or November 23, 2022.

On June 9, 2022, the Board of Directors appointed Mr. Joon Kim, an incumbent independent director, to the Audit Committee. On June 13, 2022, Nasdaq confirmed that we had regained compliance under Listing Rule 5605.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of April 30, 2022. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of April 30, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 9: Commitments and Contingencies for more information on legal proceedings.

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

On June 2, 2022, we received Notice (the “Notice”) from Nasdaq that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock has been below $1.00 per share for 30 consecutive business days. The Notice has no immediate effect on the listing of our common stock, which will continue to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a period of 180 calendar days, or until November 29, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by November 29, 2022, we may be eligible for an additional 180 calendar day grace period if the Company meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and we provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that our common stock will be subject to delisting from the Nasdaq Capital Market. In that event, we may appeal such delisting determination to a hearings panel.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

10.1	Offer Letter between OncoSec Medical Incorporated and George Chi, dated January 28, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 22, 2022).

10.2	Executive Employment Agreement between OncoSec Medical Incorporated and Robert H. Arch, dated April 28, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 29, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instant Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Robert H. Arch, Ph.D.
Robert H. Arch, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: June 14, 2022

By:	/s/ George Chi
George Chi
Chief Financial Officer
(Principal Financial Officer)

Dated: June 14, 2022

