Form 10-K
period 2022-07-31
ONCOSEC MEDICAL Inc
filed 2022-10-31
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended July 31, 2022

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

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting and non-voting common stock held by non-affiliates of the registrant as of January 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $21 million, computed by reference to the price at which the registrant’s common stock was last sold on such date, as reported by the Nasdaq Capital Market. Shares of common stock held by the registrant’s officers and directors and holders of 10% or more of the outstanding shares of the registrant’s common stock have been excluded from this calculation because such persons may be deemed to be affiliates of the registrant; however, this determination of affiliate status is not, and shall not be considered, a determination of affiliate status for any other purpose.

As of October 31, 2022, there were 39,396,309 outstanding shares of the Company’s common stock.

Documents Incorporated by Reference

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND OTHER MATTERS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the “Exchange Act.” Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “intends,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. The forward-looking statements in this report include statements about, among other things: the status, progress and results of our clinical programs; our ability to obtain regulatory approvals for, and the level of market opportunity for, our product candidates; our business plans, strategies and objectives, including plans to pursue collaboration, licensing or other similar arrangements or transactions; our expectations regarding our liquidity and performance, including our expense levels, sources of capital and ability to maintain our operations as a going concern; the competitive landscape of our industry; and general market, economic and political conditions.

Some of the factors that we believe could cause actual results to differ from those anticipated or predicted include:

●	our limited working capital and history of losses, which raises substantial doubt as to whether we will be able to continue as a going concern;

●	the success and timing of our clinical trials, including safety and efficacy of our product candidates, patient accrual, unexpected or expected safety events, and the usability of data generated from our trials;

●	the ability to achieve the clinical and operational objectives set by Management and the Board;

●	our ability to successfully file and obtain timely marketing approval from the U.S. Food and Drug Administration (“FDA”), or comparable foreign regulatory agency for one or more Biologics License Applications (“BLAs”), or New Drug Applications (“NDAs”);

●	our ability to obtain and maintain marketing approval from regulatory agencies for our products in the U.S. and foreign countries;

●	our ability to adhere to ongoing compliance requirements of all health authorities, in the U.S. and foreign countries;

●	our ability to obtain and maintain adequate reimbursement for our products;

●	our ability to obtain the desired labeling of our products under any regulatory approval we might receive;

●	our plans to develop and commercialize our products;

●	the successful development and implementation of sales and marketing campaigns;

●	the loss of key scientific or management personnel;

●	the size and growth of the potential markets for our product candidates and our ability to serve those markets;

●	our ability to successfully compete in the potential markets for our product candidates, if commercialized;

●	regulatory developments in the United States and foreign countries;

●	the rate and degree of market acceptance of any of our product candidates;

●	new products, product candidates or new uses for existing products or technologies introduced or announced by our competitors and the timing of these introductions or announcements;

●	market conditions in the pharmaceutical and biotechnology sectors;

●	our available cash and investments;

●	the accuracy of our estimates regarding expenses, future revenues, capital requirements and needs for additional financing;

●	our ability to obtain additional funding;

●	our ability to obtain and maintain intellectual property protection for our product candidates;

●	our ability to maintain license agreements for our licensed product candidates;

●	the success and timing of our preclinical studies, including those intended to support an Investigational New Drug, or IND, application;

●	the ability of our product candidates to successfully perform and advance in clinical trials;

●	our continued compliance with the listing requirements of the Nasdaq Capital Market;

●	our ability to obtain and maintain authorization from regulatory authorities for use of our product candidates for initiation and conduct of clinical trials;

●	our ability to manufacture and supply our products, gain access to products we plan to use in combination studies and the performance of and reliance on third-party manufacturers and suppliers;

●	the performance of our clinical research organizations, clinical trial sponsors, and clinical trial investigators; and

●	our ability to successfully implement our strategy.

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

Risks Related to Our Business

●	Our majority stockholders may exercise significant influence over the outcome of matters submitted to our stockholders for approval, which may prevent us from engaging in certain transactions.
●	We have never generated, and may never generate, revenue from our operations.
●	We have limited working capital and a history of losses, which raises substantial doubt as to whether we will be able to continue as a going concern.
●	We do not have adequate cash resources to fund our operations into calendar year 2023 and will need to raise additional capital to continue operating our business, and if we are unable to secure additional funds, we may be forced to delay, reduce or eliminate our clinical development programs and commercialization efforts or cease all operations.
●	We are a clinical-stage company with a limited operating history and no approved products, which makes assessment of our future viability difficult and which may hinder our ability to generate revenue and meet our other objectives.
●	We are significantly dependent on the success of our ImmunoPulse® technology platform and our product candidates that utilize based on this platform, including our lead product candidate TAVO™-EP.
●	Business or economic disruptions or global health concerns could seriously harm our development efforts and increase our costs and expenses.
●	If the commencement or completion of clinical testing for our product candidates is delayed or prevented, we could experience significantly increased costs and our ability to pursue regulatory approval or generate revenue could be delayed or limited.
●	If serious adverse or unacceptable side effects are identified during the development of one or more of our product candidates or any future product candidate, we may need to address any serious safety concerns as part of ongoing or post-marketing surveillance efforts; otherwise we may need to modify, limit or discontinue development efforts related to some of our product candidates.
●	We rely on third parties to conduct our clinical trials and other studies, and if these third parties do not successfully carry out their duties or meet expected deadlines, we may not be able to obtain regulatory approval for or commercialize our product candidates and our business could be substantially harmed.
●	Regulatory authorities may not approve our product candidates, or any approvals we achieve may be too limited or too late for us to earn meaningful, or any, revenue.
●	Our business and operations could suffer in the event of cyber-attacks or system failures.
●	We may be unable to acquire or develop new product candidates or technologies, or we may never be able to commercialize any product candidates or technologies we do successfully acquire or develop.

●	Recent changes in the Company’s executive management team and Board of Directors may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company’s common stock.
●	Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.
●	If we fail to comply with applicable healthcare laws and regulations, we could face substantial penalties and our business, operations, prospects and financial condition could be adversely affected.
●	We are subject to new legislation and regulatory proposals that may affect costs for compliance and adversely affect revenue.
●	Any product for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with products, when and if any of them is approved.

Risks Related to Our Intellectual Property

●	Our business depends in large part on our ability to protect our proprietary rights and technologies, and we may be unsuccessful in these efforts.
●	Our in-licensed intellectual property may not provide us with sufficient rights and may not prevent competitors from pursuing similar technology.
●	We may become involved in litigation or other proceedings in our efforts to protect our patent and other intellectual property rights, which could require significant time and costs and would be subject to unpredictable outcomes.
●	Third parties may claim that we infringe their proprietary rights, which could prevent us from pursuing our clinical and other studies and other research and development activities.

Risks Related to Our Growth Strategy

●	If we acquire, enter into joint ventures with or obtain a controlling interest in companies in the future, it could adversely affect our operating results and the value of our Common Stock thereby diluting stockholder value and disrupting our business.
●	If we cannot continue to fund our research and development programs, we may be required to reduce product development, which will adversely impact our growth strategy.

Risks Related to Our Common Stock

●	The price and trading volume of our common stock may be subject to extreme volatility, and stockholders could lose all or part of their investment in our Company.
●	If our stock price continues to remain below $1.00, our common stock may be subject to delisting from The Nasdaq Stock Market, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

General Risk Factors

●	Our business, financial position, results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.
●	Maintaining compliance with our reporting and other obligations as a public company could strain our resources and distract Management.

PART I

ITEM 1. BUSINESS

OVERVIEW

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics delivered by electroporation (“EP”) to stimulate and augment anti-tumor immune responses for the treatment of cancers. Our core technology, ImmunoPulse®, is a drug-device therapeutic modality platform comprised of a proprietary OncoSec Medical System EP device (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that enables transient expression of recombinant therapeutic molecules in cells. The OMS EP Device is designed to promote cellular uptake of plasmid DNA injected directly into solid tumors to allow subsequent expression of the encoded therapeutic protein. Our OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator paired with disposable applicators. Our lead product candidate is a plasmid encoding interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ into cells in tumor lesions, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and eliciting systemic tumor-specific immune responses in cancer patients. Activation of an appropriate anti-tumor inflammatory response in the treated lesion can drive the immune system to mount a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™-EP for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits to achieve faster registration of a therapeutic product.

Development Programs

Our current focus is to continue development of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma.

Our KEYNOTE-695 clinical trial, testing TAVO™-EP in combination with KEYTRUDA® (pembrolizumab), is a registration-directed, Phase 2b open-label, single-arm, multicenter trial in approximately 100 patients with relapsed or refractory metastatic melanoma after treatment with anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab), conducted in the United States, Canada, Australia and Europe. In May 2017, we entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 clinical trial. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. OncoSec is the sponsor of the KEYNOTE-695 trial and we are responsible for external costs. The KEYNOTE-695 trial completed enrollment of the primary cohort (105 patients) in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who were exposed to treatment with ipilimumab and progressed on prior anti-PD-1 checkpoint inhibitor. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulseTM generator and Series 3 Applicator). Database lock for the 105 patients enrolled in Cohort 1 is November 2022 and the final data analyses of the primary and secondary endpoints are expected to be available during the first quarter of 2023 and fourth quarter of 2022, respectively.

In August 2020, we supported commencement of an investigator-initiated Phase 2 trial (Phase 2 IIT) conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™-EP as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This Phase 2 IIT has been designed to evaluate whether the addition of TAVO™-EP can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This Phase 2 IIT began enrolling patients in December of 2020. Enrollment for this trial is expected to be completed in 2023. Preliminary data from this Phase 2 IIT will be presented at an international medical conference, the Society for Immunotherapy of Cancer (SITC), in 2022.

In May 2018, we entered into a second clinical trial collaboration and supply agreement with Merck with respect to a KEYNOTE-890, Phase 2 trial of TAVO™-EP in combination with KEYTRUDA®. In Cohort 1 of this trial we evaluated the safety and efficacy of the combination in patients with inoperable locally advanced or metastatic triple negative breast cancer (“TNBC”), who have previously failed at least one systemic chemotherapy or immunotherapy. Pursuant to the terms of the agreement, both companies will bear their own costs related to manufacturing and supply of their product, as well as be responsible for their own internal costs. OncoSec is the sponsor of the KEYNOTE-890 trial and responsible for external costs. Enrollment of Cohort 1 was completed (26 patients) in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019; an update on this cohort was presented at the SABCS in December 2021. In June 2020, we amended our second clinical trial collaboration and supply agreement to include KEYNOTE-890, Cohort 2, for the frontline treatment of patients with inoperable locally advanced or metastatic TNBC with the combination of TAVO-EP, KEYTRUDA, and chemotherapy. Enrollment of Cohort 2 (target 40 patients) began in January 2021. Due to slow enrollment and competing trials by other sponsors in front-line TNBC, recruitment on KEYNOTE-890 Cohort 2 has been halted as of October 2022.

In May 2019, we supported commencement of an investigator-initiated Phase 1 clinical trial (Phase 1 IIT) conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center. This Phase 1 IIT enrolls patients with Squamous Cell Carcinoma of the Head & Neck and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO™-EP, KEYTRUDA® and epacadostat. Recruitment on this Phase 1 IIT was halted for strategic reasons in June 2021.

Technology Platform

Our ImmunoPulse® platform is based on the concept of delivering macromolecules, including but not necessarily limited to plasmid DNA, into cells for local expression and activity via electroporation by an electric field that is generated by our OMS EP Device. The clinical lead molecule TAVO™ is a plasmid encoding human IL-12. Our most advanced device is the GenPulse 2.0 with our Series 3 Applicator. Clinical trials with TAVO™-EP have been conducted with predecessor OMS EP Devices. While seeking regulatory approval of GenPulse 2.0, we are also exploring other device strategies for use in future programs. We are developing our next-generation EP device and applicator, including advancements toward prototypes, and intend to pursue discovery research to identify other product candidates that, similar to IL-12, can be encoded into plasmid-DNA and delivered, using our proprietary delivery and application method, intratumorally using EP once our financial position allows such expanded discovery research. For example, we intend to develop proprietary technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid encoded therapeutics with the Visceral Lesion Applicator (“VLA”). We also intend to continue to pursue potential new trials and studies related to TAVO™, in various tumor types.

In November 2020, we obtained an exclusive license to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma. The license encompasses a broad field of use for gene delivery in oncology, including use for our VLA development efforts.

The VLA is intended and may be designed to work with low voltage EP generators, including but not limited to Cliniporator® and our proprietary APOLLOTM EP generator, and is expected to enable transfection of immunologically relevant genes into cells located in visceral primary or metastatic tumor lesions. In early 2020, we presented preclinical data pertaining to visceral delivery of plasmid-based therapeutics as two poster presentations, one at the Society for Interventional Oncology and one at the Society for Interventional Radiology. Additionally, we have successfully completed several animal studies to test the VLA and improve its design. We expect to bring a VLA into the clinic in 2023. However, this timeline is under evaluation and may extend. We believe that the flexibility of our proprietary plasmid-DNA technology may allow the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of TAVO™.

Cancer Immunotherapy Treatments: Background

Many traditional modalities for treating cancer, such as chemotherapy, provide limited survival benefits and are frequently associated with significant side effects. Immunotherapy, which has received significant attention in recent years, focuses on modulating the immune system to eradicate cancer cells. Systemic delivery of cytokines that regulate the immune system, such as interleukin-2 (IL-2), interleukin-10 (IL-10), or interleukin-12 (IL-12), has shown indications of efficacy but also mechanism-based toxicity.

The development of monoclonal antibody therapeutics, which target and block critical “immune checkpoint” proteins such as cytotoxic T-lymphocyte-associated protein-4 (CTLA-4), program cell-death-1 (PD-1) or programmed death-ligand-1 (PD-L1), has been successful at augmenting anti-tumor immunity with more easily controlled toxicity than systemic cytokines. To date, several agents have been approved for the treatment of multiple cancers, e.g., anti-PD-1 (pembrolizumab, Keytruda®). Although these new immuno-oncology agents have shown clinical benefits for patients with solid tumors across multiple cancer types, a majority of patients do not respond (primary refractory) or will eventually relapse. One hypothesis for lack of efficacy of immune checkpoint inhibitors in primary refractory patients is that the tumor lacks a sufficient immune milieu, i.e., is deficient of infiltrating immune cells (immune desert) or infiltrating immune cells have impaired anti-tumor effector function (exhausted, immune excluded). Thus, novel therapeutic approaches that can alter the tumor immune environment directly are an area of intense research.

The TAVO™ EP therapeutic approach was developed to allow safe delivery of a powerful and well characterized cytokine, IL-12, encoded on a plasmid into cells in the tumor microenvironment and, thereby, achieving local expression. Local IL-12 expression curtails systemic toxicity and achieves activation of immune effector cells in the tumor microenvironment, which ultimately can result in systemic immune surveillance.

RECENT DEVLOPMENTS

Restructuring Plan

As previously disclosed, on October 2, 2022, our Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing our lead product candidate, TAVO™ EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, we restructured our internal operations and reduced our workforce by approximately 45%, or approximately 18 employees.

We currently estimate that we will incur charges of approximately $750,000 to $800,000 in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the fourth calendar quarter of 2022 and first calendar quarter of 2023, and that the execution of the Restructuring Plan will be substantially complete by the second calendar quarter of 2023.

The charges that we expect to incur in connection with the Restructuring Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation. We expect to operationalize additional cost reduction actions that will include other incremental cost reduction actions unrelated to workforce reductions.

Nasdaq Compliance

As previously disclosed, on June 2, 2022, we received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that we were not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days. The Notice had no immediate effect on the listing of our common stock, which continues to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 calendar days, or until November 29, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event we do not regain compliance by November 29, 2022, we may be eligible for an additional 180 calendar day grace period if we meet the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and provide written notice to Nasdaq of our intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If we do not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, we may appeal such delisting determination to a hearings panel.

We continue to monitor the closing bid price of our common stock and are considering options to resolve our noncompliance with the minimum bid price requirement, including by conducting a reverse stock split.

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

CLINICAL PROGRAMS

Our Lead Product Candidate: TAVO™

TAVO™-EP is a drug-device combination. The therapeutic modality consists of a DNA plasmid called tavokinogene telseplasmid (TAVO™) that encodes the potent immune-stimulatory cytokine IL-12. TAVO™ is injected directly into tumor lesions and, using our proprietary OMS EP Device, transfected into local cells. Our clinical data indicates that the in vivo gene transfer of plasmid DNA-encoded IL-12 using EP is well-tolerated. Anti-tumor activity has been observed as early as after a single cycle of treatment. Importantly, regression in distant, non-injected/non-electroporated lesions has also been observed (“abscopal effect”) in different solid cancers.

OUR CLINICAL PIPELINE

Melanoma

Melanoma is a deadly skin cancer with rapidly rising incidences both in the U.S. and globally. The National Cancer Institute (“NCI”) Surveillance, Epidemiology and End Results (“SEER”) Program estimates that 96,480 new melanoma cases were diagnosed in 2019, representing 5.5% of all new cancer cases in the U.S. Overall, the five-year survival rate for melanoma, regardless of disease stage, is high (92.2%); however, according to SEER 2019, for patients who present with metastatic disease and receive systemic treatment, the five-year survival rate is considerably lower at less than 25%. Despite recent advances in therapy, advanced metastatic melanoma continues to present a major and increasing burden with significant morbidity and mortality.

KEYNOTE-695 Study (ongoing)

The KEYNOTE-695 clinical trial is a Phase 2b, open-label, single-arm, multi-center trial of TAVO™ EP in combination with an intravenous anti-PD-1 antibody, Merck’s KEYTRUDA®, in patients with unresectable locally advanced or metastatic melanoma and confirmed progression on immediate prior anti-PD-1 therapy. The KEYNOTE-695 trial completed enrollment of the original cohort (105 patients) in December of 2020; approximately half of the cohort was enrolled during the COVID-19 pandemic.

KEYNOTE-695 enrollment criteria with respect to anti-PD-1 checkpoint inhibitor failure is highly restrictive. In order to be considered an anti-PD-1 checkpoint inhibitor failure, all patients must have histologically or cytologically confirmed diagnosis of unresectable melanoma (Stage III or IV) with progressive locally advanced or metastatic diseases, be refractory/relapsed to anti-PD-1 monoclonal antibodies, namely KEYTRUDA® (pembrolizumab) or OPDIVO® (nivolumab), as either monotherapy or in combination with other approved checkpoint inhibitors or targeted therapies according to their approved label. Patients must have relapsed as documented by confirmed disease progression within 12 weeks of the last dose of anti-PD-1 monoclonal antibody administration. Patients can have no intervening therapies between failure of anti-PD-1 therapy and the TAVO™ / KEYTRUDA® combination treatment with the exception of approved BRAF (proto-oncogene B-Raf)/MEK (Mitogen-activated protein kinase kinase) inhibitor combinations. Patients that are BRAF/MEK inhibitor eligible may have received BRAF/MEK inhibitor treatment. The primary endpoint of the study is to assess the objective response rate (“ORR”) based on RECIST v1.1 by blinded independent central review (BICR). Database lock for the 105 patients enrolled in Cohort 1 is November 2022 and the final data analyses of the primary and secondary endpoints are expected to be available during the first quarter of 2023 and fourth quarter of 2022, respectively.

KEYNOTE-695 is a registration-directed clinical trial. In order to be eligible for accelerated approval, the TAVO™-EP / KEYTRUDA® combination must treat a serious condition and provide a meaningful advantage over available therapies. Prior to the commencement of the trial, we reviewed the patient inclusion and progression criteria, and other trial requirements with FDA. In light of this review, we strictly defined the patient population to be enrolled in KEYNOTE-695 to include only those patients who have definitively progressed on prior anti-PD-1 checkpoint therapy.

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

OMS-102 (completed)

OMS-102 was an open-label, multi-center, Phase 2 trial of TAVO™-EP and KEYTRUDA® (pembrolizumab) in patients with advanced, metastatic melanoma. In August 2015, we enrolled the first patient in our Phase 2 investigator-sponsored clinical trial led by the clinicians at UCSF. Huntsman Cancer Institute in Utah was the second clinical site. The primary endpoint of this trial was to assess the anti-tumor efficacy of the combination of TAVO™-EP and KEYTRUDA® in patients with stage III/IV metastatic melanoma whose tumors are characterized by low frequency of CD8+/PD-1+/CTLA-4+ TILs (tumor infiltrating lymphocytes). The primary endpoint of the study was best overall response rate by RECIST of the combination regimen. Recent data suggests that patients whose tumors are lacking TILs or CD8+ T-cells at the tumor margin or generally have a low frequency of CD8+/PD-L1+/CTLA-4+ TILs are unlikely to respond to anti-PD-1 therapies such as KEYTRUDA®, while tumors with a frequency of CTLA-4+/PD-L1+/CD8+ T-cells >20% in the tumor are likely to have a clinical benefit. Therapies, such as TAVO™, that promote TIL generation and PD-L1 positivity play an important role in potentially augmenting the clinical efficacy of the anti-PD1/PD-L1 agents.

Initial data of the OMS-102 trial were presented in February 2017 at ASCO-SITC and the trial stopped enrolling patients in September 2017, allowing us to progress on to the KEYNOTE-695 trial. The study was selected for an oral presentation at SITC 2017, and the final data were published in Clinical Cancer Research in May 2020. The overall response rate in 22 evaluated patients was 41%, with 36% complete responses. These results suggest that the combination of TAVO and KEYTRUDA has efficacy in this low TIL metastatic melanoma patient population. Furthermore, the combination therapy was well tolerated. Data from this trial was published in Clinical Cancer Research in May 2020.

OMS-100 (completed)

OMS-100 was an open-label Phase 2 trial of TAVO™-EP monotherapy in patients with stage III/IV metastatic melanoma. The study was selected for an oral presentation at the Melanoma Bridge Conference in 2018, and final data from this trial were published in the Annals of Oncology in March 2020. Among 28 evaluable patients treated with up to 4 cycles of TAVO-EP on days 1, 5 and 8 of each 12-week cycle, the response rate was 35.7%, and among all evaluable patients, including those treated on alternative dosing schedules, the response rate was 29.8%. The results of this study demonstrated that multiple treatment cycles of TAVO™ were well tolerated, with no treatment-limiting toxicities. The majority of adverse events were localized to the treatment site and Grade-1 or -2 in severity.

Following this trial, a retrospective analysis of the patients who went on to receive an anti-PD-1/PD-L1 therapy was conducted. Results from this retrospective analysis suggested that TAVO™ primes and enhances response rates to PD-1/PD-L1 blockade. Specifically, of the 29 patients who completed TAVO™ treatment, 14 subsequently received an anti-PD-1/PD-L1 treatment. Overall, five of these 14 patients (36%) experienced a complete response and four patients experienced a partial response (29%), for an overall response rate of 65% (75% without intervening therapies). Two patients experienced stable disease (14%) and three patients experienced progressive disease (21%). We believe this retrospective sequential data could suggest combinatorial potential of an immune-priming effect with TAVO™ prior to anti-PD-1/PD-L1 therapy. Data from this retrospective analysis formed the clinical rationale for conducting OMS-102.

Phase 2 Investigator-Initiated Melanoma Neoadjuvant Trial

In August 2020, we supported commencement of an investigator-initiated Phase 2 trial conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™ as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This trial has been designed to evaluate whether the addition of TAVO™ can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This trial began enrolling patients in December 2020. Using a Simon’s 2-stage design the trial has met the pre-specified efficacy criteria to pass Stage 1 and has proceeded enrollment on to Stage 2 in up to 33 patients. Enrollment for this trial is expected to be completed in 2023. Preliminary data from this trial will be presented at an international medical conference, the Society for Immunotherapy of Cancer (SITC) Annual Meeting, in November 2022.

Triple Negative Breast Cancer (TNBC)

Breast cancer was the most common cancer diagnosed among U.S. women and was the second leading cause of cancer-related deaths in 2021. Worldwide, approximately 170,000 new cases of TNBC are diagnosed each year, with TNBC representing one of the four main molecular subtypes of invasive breast cancer, accounting for approximately 10-20% of all breast cancer, according to breastcancer.org. According to the American Cancer Society, for patients who present with Stage 4 metastatic breast cancer, the five-year survival rate is considerably lower at approximately 22%.

TNBC frequently affects younger women (under 40 years old) and is characterized by higher relapse rates than estrogen receptor positive breast cancers. TNBC is also associated with an increased risk of recurrence, both locally and in distant sites including the lungs and brain. Advanced TNBC remains a significant area of unmet medical need. Chemotherapy is the current standard-of-care treatment in the adjuvant, neoadjuvant, and metastatic settings. Due to the loss of hormone receptors on the tumor cell, patients with TNBC do not benefit from hormonal therapy or treatments targeting the oncogenic HER2 pathway. The standard of care for TNBC patients with recurrent and/or metastatic disease is cytotoxic chemotherapy, leading to a median survival of approximately 13 months from the time of recurrence or diagnosis of distant metastases.

During October of 2022, we decreased all clinical activity outside of our melanoma clinical pipeline, including trials and studies involving TNBC.

KEYNOTE-890 study (halted)

KEYNOTE-890 is a Phase 2, open-label, single-arm, multi-center trial of TAVO™-EP in combination with an intravenous anti-PD-1 antibody, Merck’s pembrolizumab (KEYTRUDA®), in patients with histologically confirmed diagnosis of inoperable locally advanced or metastatic TNBC who have received at least one prior line of approved systemic chemotherapy or immunotherapy. Cohort 1 of this study was enrolling patients who had experienced at least one prior treatment option including chemotherapy and immunotherapy. Cohort 2 was enrolling treatment-naïve patients in front-line TNBC with the study treatment regimen of TAVO™-EP in combination with KEYTRUDA and chemotherapy.

KEYNOTE-890, Cohort 1 completed enrollment in early 2020. Enrollment in Cohort 2 began in the first quarter of 2021. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021. Due to slow enrollment and competing studies in front-line TNBC, recruitment on Cohort 2 has been halted as of October 2022. We have deferred further development of TAVO™ for the treatment of TNBC in order to focus our efforts and our resources on our ongoing development of TAVO™ in melanoma.

OMS-140 (enrollment completed)

OMS-140 is a Phase 2, monotherapy trial in patients with advanced or metastatic TNBC. The trial was conducted at Stanford University and was designed to assess safety and efficacy of TAVO™ by evaluating whether TAVO™ promotes tumor immunogenicity by driving a pro-inflammatory cascade that leads to increases in cytotoxic tumor infiltrating lymphocytes (“TILs”). The presence and number of TILs is thought to be a key requirement for promoting the anti-tumor activity of anti-PD-1. By driving cytotoxic immune cells into the tumor, TAVO™ could be used in combination with checkpoint blockade therapies, which have reported some, but limited, activity in TNBC.

The primary objective of the trial is to evaluate the potential of TAVO™ to promote a pro-inflammatory molecular and histological signature, and the secondary objectives include the evaluation of safety and tolerability, evaluation of local ablation effect (% of necrosis), and description of other evidence of anti-tumor activity. The trial was subsequently amended to also capture the post-TAVO™ treatments and outcomes.

Preliminary data was presented at the SABCS annual meeting in 2018 and enrollment in this trial (n=10) is now complete. The clinical observations from this study prompted us to conduct KEYNOTE-890.

Duke University

We have an ongoing research collaboration with Duke University’s Center for Applied Therapeutics (“Duke University”) to evaluate TAVO™ in combination or sequenced with a HER2-plasmid vaccine administered with our APOLLO™ EP generator in preclinical studies. The research is led by Herbert Kim Lyerly, M.D., George Barth Geller Professor, Professor of Immunology, Surgery and Pathology at Duke University School of Medicine and a director on our board of directors. This work, showing that intratumoral plasmid IL12 expands CD8+ T cells and induces a CXCR3 gene signature (CXCR3-GS) in tumors that sensitizes TNBC patients to anti-PD-1 therapy, was recently reported in a peer reviewed journal.

In this study, Duke investigators used mouse models of TNBC, to evaluate immune activation in response to administration of intratumoral IL-12 plasmid followed by electroporation (tavokinogene telseplasmid; TAVO™). Collaborators at Stanford further presented a single-arm, prospective clinical trial of TAVO™-EP monotherapy in patients with treatment refractory, advanced TNBC (OMS-140). Single-cell RNA sequencing of mouse tumors identified a CXCR3-GS following TAVO™-EP treatment associated with enhanced antigen presentation, T cell infiltration and expansion, and PD-1/PD-L1 expression. Assessment of tissue from patients before and after treatment confirmed the enrichment of this CXCR3-GS in tumors from patients with enhanced CD8+ T cell infiltration following treatment. One patient, previously unresponsive to anti-PD-L1 therapy, but who exhibited an increased CXCR3-GS after TAVO™ treatment, went on to receive additional anti-PD-1 therapy as their immediate next treatment after OMS-140, and demonstrated a significant clinical response. These data suggest that a safe, effective intratumoral IL-12 therapy can enhance antigen presentation and CD8 T cell recruitment, which contribute to the antitumor efficacy. They identify a TAVO™-EP treatment-related gene signature associated with improved outcomes and conversion of nonresponsive tumors, potentially even beyond TNBC.

Squamous Cell Carcinoma Head & Neck Cancer (SCCHN)

Head and neck cancer represent approximately 4% of all cancers in the U.S., and it is estimated over 65,000 patients will develop head and neck cancer this year with over 14,000 deaths.

During October of 2022, we decreased all clinical activity outside of our melanoma clinical pipeline, including trials and studies involving SCCHN.

OMS-131 (closed)

OMS-131 is an investigator-initiated Phase 2 clinical trial conducted by the UCSF Helen Diller Family Comprehensive Cancer Center. OMS-131, also referred to as the “TRIFECTA” trial, was initiated after clinical observations from a 2017 pilot study of TAVO™ in head and neck cancer patients demonstrated clinical and biological results including evidence of synergy between TAVO™ and PD-1 antibodies in the disease. Recruitment for this study was halted for strategic reasons in June 2021. We have deferred further development of TAVO™-EP for the treatment of head and neck cancer in order to focus our efforts and our resources on our ongoing development of TAVO™-EP in melanoma.

Our OMS Electroporation Device

The effectiveness of DNA-based therapeutics is dependent upon their uptake into cells by crossing the cell membrane. In the 1970s, it was discovered that the brief application of high-intensity, pulsed electric fields to cells resulted in a temporary and reversible increase in the permeability of the cell membrane, a mechanism known as EP.

The transient, reversible nature of the permeabilization of cell membranes by electroporation (EP) and the resulting increase in intracellular delivery of therapeutic agents is the underlying basis of our therapeutic approach. Our EP delivery system consists of an electrical pulse generator paired with disposable applicators facilitating electroporation. The extent of membrane permeabilization depends on various electrical, physical, chemical, and biological parameters, but EP delivery has been demonstrated to promote cellular uptake of chemical molecules such as chemotherapeutic drugs (e.g., bleomycin and cisplatin), and other therapeutic agents including nucleic acids (DNA and RNA).

Multiple viral and non-viral delivery modalities have been developed to deliver nucleic acids into cells, however, many of these methods have faced challenges related to the safe and efficient expression of the DNA-encoded biologic into the intended target cells. For example, viral mediated delivery technologies appear to be efficient at transfecting cells, but they have suffered from significant safety issues related to the immunogenicity of the viral vector, shedding of the virus, and potential integration of the viral DNA into the host genome. Other non-viral delivery methods have employed the use of nanotechnology to coat the DNA with lipids. Although these lipid nanoparticle technologies have been used extensively in the clinic to deliver DNA-encoded biologic agents, few particles have been developed with the ability to specifically target cancer cells; instead, many of these particles naturally target the liver, which can function as a sink for the therapeutic agent or lead to potential liver toxicities.

EP has also been used extensively in the clinic to deliver DNA and other therapeutic agents. EP has not shown the same safety concerns that limit the use of other drug delivery modalities. In fact, the use of EP to deliver bleomycin intratumorally has been approved for use in Europe and is being used for cancers such as basal cell carcinoma across many European countries, including the United Kingdom.

Our OMS EP Device is designed to create favorable conditions to deliver plasmid DNA encoding immunotherapeutic cytokines into cells of the tumor microenvironment. The cytokine-encoding plasmid is injected directly into tumor lesions and taken up by cells after local exposure to electric pulses produced by the pulse generator and the needle-electrode.

Our lead product candidate, TAVO™, consists of a plasmid construct encoding the pro-inflammatory cytokine IL-12 that is injected into the tumor and delivered into the tumor cells through in vivo electroporation using our OMS EP Device. Once our financial position allows such expanded research efforts, we may also continue researching other DNA-encoded, immunologically-active molecules, with an aim of developing additional immunotherapeutic drugs that, when delivered using our OMS EP Device, may be capable of breaking the immune system’s tolerance to cancer.

Visceral Lesion Applicator (VLA)

Ongoing efforts aim to develop our next-generation intratumoral delivery device and applicators. We have made advancements toward prototypes, pursuing discovery research to identify other product candidates that, in addition to IL-12, can be encoded into propriety plasmid-DNA, delivered intratumorally. While our current focus is on melanoma, we may continue developing a new, propriety technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid-based therapeutics, such as IL-12, with a new VLA once our financial position allows us to do so.

The VLA is intended and may be designed to work with low voltage EP generators. We have successfully completed several pre-clinical animal studies and presented data in posters at the 2020 Society for Interventional Oncology meeting, where it was awarded “Best Technology Scientific Abstract”, and the 2020 Society for Interventional Radiology meeting. The Company expected to bring a VLA into the clinic in 2023. However, this timeline is under evaluation and may extend beyond 2023. Moving forward, we see significant opportunity to leverage this innovative technology to secure new partnerships that may allow us to expand our capabilities, help cancer patients with unmet clinical needs, and drive shareholder value.

COMMERCIALIZATION

Strategy

Our primary focus is to pursue our study of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma, including our planned and ongoing clinical trials discussed under “Clinical Programs” above and potentially other trials we may pursue in the future.

As a part of our commercialization strategy, we also regularly assess and evaluate potential collaboration opportunities to identify novel therapeutic modalities for EP delivery as well as rational combinations for TAVO™-EP with existing and emerging cancer therapeutics, e.g., monoclonal antibody therapies and other large and small molecule drugs. For instance, we may seek to collaborate with pharmaceutical or biotechnology companies to provide us with access to complementary proprietary technologies and/or greater resources. In addition, we may seek to expand the applications of our technologies through strategic collaborations or other opportunities, such as in-licensing or strategic acquisitions, and we may seek to out-license our intellectual property to other companies to leverage our technologies for applications that we may not choose to internally and independently develop.

Manufacturing and Supply

Currently, we assemble and store certain components of our OMS EP Device system, which is our proprietary delivery mechanism for our TAVO™ product candidate, and we utilize the services of qualified contract manufacturers to produce the remaining components of this system and for the manufacturing, testing, packaging and storage of our plasmid product candidate for clinical trials or other studies. Manufacturing of our systems and product supplies requires significant expertise and capital investment, including the use of advanced manufacturing techniques and process controls. Currently, we do not own and have no plans to build our own clinical or commercial Good Manufacturing Practice (“GMP”) manufacturing capabilities for any device, drug substance or drug product. We expect to increase our reliance on third-party manufacturers but may also consider alternative manufacturing strategies.

We rely upon a small number of suppliers and manufacturers for our clinical activities. For manufacturing and distributing we use external parties, which collectively account for approximately 90% of clinical materials and EP systems support and materials. We believe there are alternate sources of raw material supply and finished goods manufacturing to satisfy our requirements, although transitioning to other vendors, if necessary, could result in delay or additional costs. In addition, for combination trials, we typically rely exclusively on one supplier of the non-company-owned product used in the trial, such as our reliance upon Merck for the supply of KEYTRUDA® in the KEYNOTE-695 and KEYNOTE-890 studies.

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

We face competition from a number of sources, including large pharmaceutical companies, biotechnology companies, academic institutions, government agencies and private and public research institutions. We compete against other developers of cancer treatments, including immunotherapy treatments as well as other types of treatments for cancer indications on which we are focused. In particular, a number of companies, including large pharmaceutical companies, have development strategies similar to our current focus. These companies could include, among others, Bristol Myers-Squibb, Iovance Therapeutics, Syndax, Dynavax Technologies, Checkmate, Immunomedics and Idera Pharmaceuticals. In addition, we also compete with other clinical-stage biotechnology companies for funding and support from healthcare and other investors and potential collaboration relationships with larger pharmaceutical or other companies, as well as for personnel with expertise in our industry. We are smaller and less well-funded than many of our competitors, and we have a shorter and less proven operating history and a less recognizable and established brand name than many of our competitors. In addition, some of our competitors have commercially available products, which provide them with operating revenue and other competitive advantages.

Our competitors may obtain regulatory approval of their product candidates more rapidly than we can or may obtain more robust patent protection or other intellectual property rights to protect their product candidates and technologies, which could limit or prevent us from developing or commercializing our product candidates. If we are able to obtain regulatory approval of one or more of our product candidates, we will face competition from approved products or products under development by other companies that may address our targeted indications. If we directly compete with large entities for the same markets and/or customers, their greater resources, brand recognition, sales and marketing experience and financial strength could prevent us from capturing a share of these markets or customers. Our competitors may also develop products that are more effective, more useful, better tolerated, subject to fewer or less severe side effects, more widely prescribed, less costly or more widely accepted for other reasons than any of our products that obtain regulatory approvals, and our competitors may also be more successful than us in manufacturing, distributing and otherwise marketing their products.

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

INTELLECTUAL PROPERTY

We believe our success and ability to compete depends in large part on our ability to protect our proprietary rights and technologies, including obtaining and maintaining patent, trademark and trade secret protection of our product candidates and their respective components and underlying technologies, including devices, formulations, manufacturing methods and methods of treatment, and appropriately safeguarding unpatented proprietary rights, including trade secrets and know-how. Our core technology, ImmunoPulse®, is designed to enable transient expression of recombinant therapeutic molecules in cells, and is a drug-device therapeutic modality platform comprised of our proprietary OMS EP Device and proprietary DNA plasmid delivery and application methods, protected through a combination of Company-owned and in-licensed patents as well as through various trade secrets, know-how, and other proprietary rights.

As of October 2022, we owned 74 issued patents (6 U.S. and 68 foreign) and 93 pending patent applications (14 U.S. and 79 foreign). We are currently prosecuting pending patent applications in various jurisdictions. We have issued patents in the U.S., Europe, Hong Kong and Japan with claims directed to cytokine-based intratumoral immunotherapies in combination with a checkpoint inhibitor. These patents expire in 2036. U.S. Patent 11,318,305, with claims directed to electroporation systems and devices having adaptive control features, was issued on May 3, 2022, and is expected to expire in 2037. Japanese Patent 7079729, directed to our next generation IL-12 expression vector was issued on May 25, 2022, and expires in 2036. In addition, we have licensed intellectual property rights that allow us to use certain EP technology to deliver DNA-based cytokines as an immunotherapy, as well as catheter-based delivery devices. From these in-licensed portfolios, we have access to 91 issued U.S. and foreign issued patents (7 from USF, 26 from Gaeta Therapeutics, and 58 from Inovio Pharmaceuticals, Inc. (Inovio)) and 13 U.S. and foreign pending patent applications (1 from USF, 3 from Gaeta Therapeutics, and 9 from Inovio). We expect to continue to file additional patent applications, if and when appropriate, as our research and development efforts continue. The majority of the patents in our portfolio, including owned and in-licensed patents and fundamental patents directed toward our proprietary technology, expire between 2023 and 2041. We have previously obtained patent protection through an asset purchase agreement with Inovio covering our original clinical electroporation device. The primary patents providing protection of this original device have expired. However, the Company has recently filed applications, in 2019-2021, on our next generation electroporation devices and applicator handles and our next generation DNA-based cancer immunotherapeutics and will continue to file patent applications this year.

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

The pre-clinical and clinical testing and approval process can take many years and requires substantial time, effort and financial resources. The receipt and timing of approval, if any, is uncertain. The results of pre-clinical tests, together with certain manufacturing information, analytical data and a proposed clinical trial protocol and other information, are submitted as part of an IND to the FDA. Once an IND is in effect, the protocol for each clinical trial to be conducted under the IND must be submitted to the FDA, which may or may not allow the trial to proceed. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development.

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

Additionally, the healthcare compliance environment is continuously changing at the federal level and with some states mandating implementation of compliance programs, compliance with industry ethics codes, spending limits and reporting to state governments of gifts, compensation and other remuneration to physicians. Further, to the extent we continue to pursue operations in foreign countries, such as our clinical activities in Australia, or in Canada, or if we seek to sell any product that obtains regulatory approval in a foreign country, we would be subject to different reporting and other compliance requirements in multiple jurisdictions, including foreign laws and regulations comparable to the U.S. laws and regulations described above.

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

HUMAN CAPITAL RESOURCES

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

As of July 31, 2022, we had a total of 41 employees, including 40 full-time employees and 1 part-time employee. None of our employees are represented by a labor union or covered by a collective bargaining agreement, and we believe that our relations with our employees are good.

On October 2, 2022, our Board of Directors authorized the Restructuring Plan that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing our lead product candidate, TAVO™ EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, we restructured our internal operations and reduced our workforce by approximately 45%, or approximately 18 employees. Please see “Recent Developments” above for further information.

Corporate Information

We were incorporated under the laws of the State of Nevada in February 2008 under the name Netventory Solutions Inc. to pursue the business of inventory management solutions. In March 2011, we completed a merger with our subsidiary to change our name to “OncoSec Medical Incorporated,” and we commenced operations as a biotechnology company upon our acquisition of assets from Inovio related to the use of drug-medical device combination products for the treatment of various cancers. Our principal executive office is located at 24 North Main Street, Pennington, NJ 08534 and the telephone number is (855) 662-6732. Our website address is www.oncosec.com. Information contained on our website is not, and should not be considered, part of this report. We will make available free of charge through our website our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and any amendments to these reports, as soon as reasonably practicable after we electronically file such materials with, or furnish such materials to, the Securities and Exchange Commission, or SEC. We are not including the information on our website as a part of, nor incorporating it by reference into, this report. Additionally, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements, and other information that issuers (including us) file electronically with the SEC. The SEC’s website address is http://www.sec.gov/.

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

Risks Related to Our Business

Our majority stockholders may have significant influence over the outcome of matters submitted to our stockholders for approval, which may prevent us from engaging in certain transactions.

As the date hereof, our two largest shareholders own approximately 51% of the Company’s common stock. As a result, these stockholders may exercise significant influence over all matters requiring stockholder approval, including the appointment of our directors and the approval of significant corporate transactions. This ownership and control may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination that may be in the best interest of the Company and any other stockholders. This ownership and control may be used to prevent the Company from raising additional funds through the sale of equity which may make it more difficult for the Company to finance its operations.

We have never generated, and may never generate, revenue from our operations.

We have not generated any revenue from our operations since our inception, and we do not anticipate generating meaningful revenue in the near term. During our fiscal year ended July 31, 2022, we incurred a net loss of approximately $34 million, and from inception through July 31, 2022, we have incurred an accumulated deficit of approximately $286 million. We will need significant additional funding to continue our operations and pursue our strategic plans, including continued development of TAVO™-EP. Although we have been and expect to continue to tightly manage our operating expenses, we expect our operating expenses will continue to increase as we further our development activities and pursue FDA approval for one or more of our product candidates.

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

Our auditor’s report on our financial statements for the year ended July 31, 2022, includes an explanatory paragraph related to the existence of substantial doubt about our ability to continue as a going concern. The Company has never generated any cash from its operations and does not expect to generate such cash in the near term. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the date of filing. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the financial statements are issued.

Our ability to obtain additional financing will depend on a number of factors, including, among others, our ability to generate positive data from our clinical trials and pre-clinical studies, the condition of the capital markets and the other risks described in these risk factors. If any one of these factors is unfavorable, we may not be able to obtain additional funding, in which case, our business could be jeopardized and we may not be able to continue our operations or pursue our strategic plans. If we are forced to scale down, limit or cease operations, our stockholders could lose all or part of their investment in our Company.

We do not have adequate cash resources to fund our operations into calendar year 2023 and will need to raise additional capital to continue operating our business. If we are unable to secure additional funds, we may be forced to delay, reduce or eliminate our clinical development programs and commercialization efforts or cease all operations.

As of July 31, 2022, we had cash and cash equivalents of approximately $12.3 million. We do not generate any cash from our operations. Based on our cash and cash equivalent balance as of July 31, 2022, our Management is of the opinion that without further fundraising or other increase in our cash and cash equivalents balance, we will not have sufficient resources to enable us to continue our operations. Based upon our current operating plan, we believe that our existing cash and cash equivalents, should enable us to fund our operating expenses and capital expenditure requirements through the fourth calendar quarter of 2022. This estimate does not take into account any additional expenditures that may result from any further strategic transactions to expand and diversify our product candidates, including acquisitions of assets, businesses, new product candidates or strategic alliances or collaborations that we may pursue.

Historically, we have raised the majority of the funding for our business through offerings of our common stock and warrants to purchase our common stock. Due to our need for additional funds in the short-term, we are exploring other ways of funding our operations, including debt financings. In addition, we may seek to engage in one or more strategic alternatives, such as a strategic partnership with one or more parties, the licensing, sale or divestiture of some of our assets or the sale of our Company, but there can be no assurance that we would be able to enter into such a transaction or transactions on a timely basis or on terms favorable to us, or at all.

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

Our ability to raise additional funds in the short-term will depend on financial, economic and market conditions and the willingness of potential investors or lenders to provide funding, all of which are outside of our control, and we may be unable to raise financing in the short-term, or on terms favorable to us, or at all. Furthermore, high volatility in the capital markets has had, and could continue to have, a negative impact on the price of our common stock, and could adversely impact our ability to raise additional funds. If we are unable to obtain sufficient funding, we may be forced to delay, reduce or eliminate our clinical development programs and commercialization efforts or cease all operations, and our stockholders could lose all or part of their investment in our Company.

If we are unable to raise sufficient capital in the short-term, we will be unable to fund our operations and may be required to evaluate further alternatives, which could include dissolving and liquidating our assets or seeking protection under the bankruptcy laws. A determination to file for bankruptcy could occur at a time that is earlier than when we would otherwise exhaust our cash resources.

We are a clinical-stage company with a limited operating history and no approved products, which makes assessment of our future viability difficult, and may hinder our ability to generate revenue and meet our other objectives.

We are a clinical-stage, pre-commercial, company with only a limited operating history upon which to base an evaluation of our current business and future prospects and how we will respond to competitive, financial or technological challenges. Additionally, although we are investigating licensing and partnering opportunities, no such opportunities have been finalized and, even if completed, we do not expect that these potential opportunities would generate any significant near-term revenue. Our operations to date have been limited to organizing, staffing and financing, applying for patent rights, undertaking clinical trials of TAVO™-EP, and engaging in other research and development activities, including pre-clinical and other clinical studies of our other product candidates. We have not demonstrated an ability to obtain regulatory approval of a product candidate, or conduct the sales and marketing activities necessary for successful product commercialization. Consequently, the revenue-generating potential of our business is unproven and uncertain.

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

We are significantly dependent on the success of our ImmunoPulse® technology platform and our product candidates that utilize this platform, including our lead product candidate TAVO™-EP.

We have invested, and we expect to continue to invest, significant efforts and financial resources in the development of product candidates based on our electroporation technology, including primarily our lead product candidate TAVO™-EP. Our ability to generate meaningful revenue, which may not occur for the foreseeable future, if ever, will depend heavily on the successful development, regulatory approval and commercialization of one or more of these product candidates. However, such regulatory approval and commercialization may never occur. We are working on updated versions of the OMS EP Device to ensure compliance with current regulatory standards as a prerequisite for FDA clearance. We anticipate that we will need to have clinical experience with this device before we seek regulatory approval for our product candidate. If we experience delays in completion of this work or FDA approval in using the updated OMS EP Device in our ongoing clinical trials, it could delay our clinical programs, necessitate enrolling more patients in our ongoing clinical trials, delay the commercialization our product candidate and have a material adverse effect on our business, results of operations, financial condition and prospects.

The success of TAVO™, our OMS EP Device, or any other product candidates based on our electroporation technology will depend on a number of factors, including, among others:

●	our ability to conduct and complete pre-clinical studies and clinical trials, including the time, costs and uncertainties associated with all aspects of these studies and trials;

●	our ability to retain key management and scientific personnel to oversee the approval and adoption of our product candidates;

●	our ability to continue as a going concern;

●	the data we obtain from pre-clinical and clinical testing of the product candidates, including data demonstrating the required level of safety and efficacy of the product candidates (for example, a key factor in determining whether we are able to successfully develop and commercialize TAVO™ in melanoma will be the data we obtain from our KEYNOTE-695 trial, which is our ongoing study of TAVO™-EP in combination with Merck’s approved therapy for melanoma in patients who have shown resistance to, or relapse from, certain other cancer therapies);

●	the regulatory approval pathway we choose to pursue for our product candidates in the U.S. or any other jurisdiction;

●	our ability to obtain required regulatory approvals for one or more of our product candidates in the U.S. and in other jurisdictions, and the time required to obtain these approvals, if they are ever obtained;

●	the manufacturing arrangements we are able to establish with third-party manufacturers, both for the manufacture of the product candidates for clinical trial use and for the potential commercial manufacture of products, if and when approved;

●	our ability to build an infrastructure capable of supporting product sales, marketing and distribution of any approved products in territories where we pursue commercialization directly;

●	our ability to establish commercial distribution agreements with third-party distributors for any approved products in territories where we do not pursue commercialization directly;

●	the labeling requirements for any product candidates that are approved, including obtaining sufficiently broad labels that would not unduly restrict our ability to market the product;

●	acceptance of our products, if and when approved, by patients and the medical community;

●	the ability of our products, if and when approved, to effectively compete with other cancer treatments;

●	a continued acceptable safety profile for any product candidates that are approved following such approval;

●	our level of success in obtaining and maintaining patent and trade secret protection and otherwise protecting our rights in our intellectual property portfolio;

●	the levels of coverage and reimbursement we are able to secure for any product candidates that receive regulatory approval;

●	our ability to establish a commercially viable price for our products, if and when approved; and

●	delays or unanticipated costs, including those related to any of the foregoing.

If one or more of these factors is unfavorable, we could experience significant delays or we may not be able to successfully commercialize TAVO™ or any of our other product candidates, which would materially harm our business.

We may not be successful in our efforts to identify or discover additional product candidates and may fail to capitalize on programs or product candidates that may present a greater commercial opportunity or for which there is a greater likelihood of success.

The success of our business depends upon our ability to identify, develop and commercialize product candidates based on our programs. If we do not successfully develop and eventually commercialize products, we will face difficulty in obtaining product revenue in future periods, or may never obtain such revenue, resulting in significant harm to our financial position and adverse effects our share price. Research programs to identify new product candidates require substantial technical, financial and human resources.

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

Broad-based business or economic disruptions could adversely affect our ongoing or planned research and development or clinical activities. For example, in December 2019 an outbreak of a novel strain of coronavirus originated in Wuhan, China, and has since spread globally. To date, this outbreak has resulted in extended shutdowns of businesses and has had ripple effects on businesses around the world. The effects of the COVID-19 pandemic are unpredictable. The outbreak may result in additional or more extensive travel restrictions, closures, disruptions of businesses or facilities around the world or lead to social, economic, political or labor instability in the affected areas may impact our suppliers’ or our customers’ operations. Additionally, variants of the disease present additional uncertainty that could lead to further restrictions that may have a negative impact on our operations and the larger economy.

Global epidemics and pandemics, such as the COVID-19 pandemic, could also negatively affect the hospitals and clinical sites in which we conduct any of our clinical trials, which could have a material adverse effect on our business and our results of operations and financial condition. We cannot presently predict the scope and severity of any potential business shutdowns or disruptions, but if we or any of the third parties with whom we engage, including the suppliers, clinical trial sites, regulators and other third parties with whom we conduct business, were to experience shutdowns or other business disruptions, our ability to conduct our business in the manner and on the timelines presently planned could be materially and negatively impacted.

Certain characteristics of our ImmunoPulse® platform may negatively impact market acceptance of the platform.

Physicians, patients, and third-party payors may be less accepting of product candidates based on our ImmunoPulse® technology platform due to certain characteristics of this platform. For example, these parties may have concerns about the complexity inherent in a combination therapy approach or the clinical application of electroporation technology, which is less prevalent in the U.S. than in certain foreign markets. Moreover, our efforts to educate the medical community and third-party payors about the benefits of any of our technologies and product candidates may require significant resources and may never be successful. As a result, even if any of our product candidates achieve regulatory approval, a lack of acceptance by physicians, third-party payors and patients of the products or underlying technologies could prevent their successful commercialization and could materially limit our revenue potential.

Our business and operations could be adversely affected by the effects of global health epidemics and pandemics, including the ongoing COVID-19 pandemic.

Our operational and financial performance have already been affected by the impact of the COVID-19 pandemic. Our clinical trials have experienced delays in patient enrollment, potentially due to prioritization of hospital resources toward the COVID-19 pandemic, or concerns among patients about participating in clinical trials during a public health emergency. The COVID-19 pandemic continues to impact the operations of government entities, such as the FDA, as well as contract research organizations, third-party manufacturers, and other third-parties upon whom we rely. As a result of previous “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19, many companies, including our own, implemented work-from-home policies for their employees. The effects of these stay-at-home orders and work-from-home policies may have negatively impacted productivity, resulting in delays in our clinical programs and timelines. These and similar disruptions in our operations, ongoing or in the future, could negatively impact our business, operating results, and financial condition.

The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital, i.e., increases economic uncertainty. To the extent the COVID-19 pandemic adversely affects our business, financial results, and value of our common stock, it may also affect our ability to access capital and obtain financing, which could in the future negatively affect our liquidity and ability to continue as a going concern.

The global pandemic of COVID-19 continues to evolve rapidly, and the ultimate impact of the COVID-19 pandemic, new variants of the virus, or a similar health epidemic is highly uncertain and subject to change. Despite the development of effect COVID-19 vaccines and other treatments, we still do not yet know the full impact of potential delays or effects on our business, our clinical trials, our ability to access the capital markets, or supply chains or on the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

If the commencement or completion of clinical testing for our product candidates is delayed or prevented, we could experience significantly increased costs and our ability to pursue regulatory approval or generate revenue could be delayed or limited.

Clinical trials are very expensive, time-consuming, unpredictable and difficult to design and implement. Even if we are able to complete our ongoing and currently proposed clinical trials and assuming the results are favorable, clinical trials for product candidates based on our technology are planned to continue for several years and may take significantly longer than expected to complete. Even with the Fast Track designation we received from the FDA for TAVO™-EP in metastatic melanoma in February 2017, additional clinical trials, which can take years to complete, are still required.

Delays in the commencement or completion of clinical testing could significantly affect our product development costs and business plan. We do not know and cannot predict whether any of our ongoing or planned trials or studies will be completed on schedule or at all. We also do not know and cannot predict whether any other pre-clinical studies or clinical trials, including Phase 3 clinical trials to follow completion of our ongoing or any other Phase 2 clinical trials, will be planned or will begin, and in many cases such future trials would be dependent on obtaining favorable results from preceding studies.

The commencement and completion of clinical trials can be delayed or prevented for many reasons, including due to delays or issues related to:

●	obtaining clearance or approval from the FDA or a comparable international regulatory body and other applicable agencies, including the U.S. National Institutes of Health, to commence a clinical trial;

●	reaching agreement on acceptable terms with prospective clinical research organizations, or CROs, clinical investigators and trial sites;

●	the receipt of flawed or erroneous data from third-party vendors that may include CROs, contractors, clinical trial management experts, or clinical investigators;

●	obtaining institutional review board (IRB) and institutional biological committee (IBC), approval to initiate and conduct a clinical trial at a prospective site;

●	identifying, recruiting and training suitable clinical investigators;

●	identifying, recruiting and enrolling subjects to participate in clinical trials, which can pose challenges for a variety of reasons, including competition from other clinical trial programs or approved products for similar indications, requirements for larger than anticipated patient populations, slower than expected enrollment, or higher than predicted rates of patient drop-out or withdrawal;

●	natural disaster, epidemics, pandemics, political crisis (such as terrorism, war, political instability or other conflicts), or other events outside of our control;

●	retaining patients who have initiated a clinical trial but who may be prone to withdraw due to side effects from the therapy, lack of efficacy, personal issues, death or for any other reason, or who are lost to further follow-up; and

●	identifying and maintaining a sufficient supply of necessary products or product candidates, including those produced by third parties, on commercially reasonable terms.

With respect to any clinical trial we plan, the FDA could determine it is not satisfied with our plan or the details of our clinical trial protocols and designs and could put a clinical hold on the proposed trials, or issue a clinical hold after a trial has commenced. Any such determination could delay the commencement or completion of the trials and would be a setback for the commercialization strategy for the product candidate that is the subject of the trial. Additionally, changes in applicable regulatory requirements and guidance may occur, in which case clinical trial protocols may need to be amended to reflect these changes. Any such amendments could require us to resubmit our clinical trial protocols to IRBs or IBCs for re-examination, which could impact the costs, timing and successful completion of a clinical trial. If we experience delays in completion of, or if we terminate, any of our ongoing, planned or future clinical trials, the commercial prospects for our product candidates could be harmed, which could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Establishing the safety of a new product is one of the principal objectives of any clinical trial. Adverse events, including serious adverse events, suspected adverse reactions, and unexpected adverse events, and their proper reporting, form the basis of the critical risk-benefit analysis of investigational drug therapies. If adverse events are identified during the development of one or more of our product candidates or any future product candidates, we may need to address any serious safety concerns as part of ongoing or post-market surveillance efforts. Alternatively, we may need to modify, limit or discontinue the development of these product candidates to more narrow uses or subpopulations in which the adverse events, undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In the development of new and investigational drug therapies in this industry, many compounds that initially showed promise in early-stage testing have later been associated with adverse events, including serious adverse events that have subsequently prevented further development of the compound. It is not uncommon for adverse events to be encountered during clinical trials. Upon discovery of an adverse event, sponsors are required to investigate this event in order to determine whether there is enough evidence to suggest that there was a reasonable possibility that the drug caused the adverse event.

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

We have entered into, and expect to continue to enter into, agreements with third-party CROs to help us manage critical aspects of the clinical trials we sponsor. We rely on these third parties for the execution of certain of our clinical trials and pre-clinical studies, and we only control certain aspects of their activities. We and our CROs are required to comply with the FDA’s regulations for conducting clinical trials and good clinical practice, as well as the guidelines of the International Conference on Harmonization of Technical Requirements for Registration of Pharmaceuticals for Human Use. We are also required to harmonize standard operating procedures between companies and conduct periodic internal and vendor audits to ensure compliance. Additionally, the FDA and comparable foreign regulators enforce these good clinical practice regulations through periodic inspections of trial sponsors, principal investigators, trial sites, laboratories and other entities involved in the completion of the study protocol and processing of data.

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

We have participated in, and continue to participate in, clinical trials conducted under an approved investigator-sponsored investigational new drug (IND) application, and we have little or no control over the conduct or timing of, or FDA communications regarding, these trials.

We have engaged sponsor-investigators and continue to engage sponsor-investigators to participate in clinical trials conducted under an approved investigator-sponsored IND application. We also have plans to engage sponsor-investigators in future investigator-sponsored trials under both INDs and Investigational Device Exemptions (“IDEs”), since our product candidates are drug-device combination products. In investigator-initiated trials, the clinical investigator typically designs and implements the study and the investigator or its institution acts as the sponsor of the trial. This sponsor has control over the design, conduct and timing of the trial, and as a result, we have limited or no control over the commencement, conduct and completion of these investigator-initiated trials. In addition, regulations and guidelines imposed by the FDA with respect to INDs and IDEs include a requirement that the sponsor of a clinical trial perform the study in accordance with an approved investigational plan, and provide ongoing communication with the FDA as it pertains to the safety of the drug, device, or treatment being tested. It is the responsibility of the investigator, as the sponsor of the trial, to be the sole point of contact with the FDA for these communications and to exercise all decision-making authority regarding these or other submissions to the FDA about the trial. Consequently, we may have little or no control over the content or timing of these communications, including whether they are timely, accurate or complete. Any failures by the investigator sponsoring these trials could result in reviews, audits, delays or clinical holds by the FDA that could negatively affect the timelines for these trials or jeopardize their completion. As a result, our lack of control over the conduct and timing of, and communications with the FDA regarding, these investigator-sponsored trials expose us to additional risks, many of which are outside of our control and the occurrence of which could severely harm our performance and the commercial prospects for our product candidates.

Regulatory authorities may not approve our product candidates, or any approvals we achieve may be too limited or too late for us to earn meaningful, or any, revenue.

The research, testing, and possible eventual manufacturing, labeling, approval, selling, marketing and distribution of our product candidates are subject to extensive regulation by the FDA and other regulatory authorities in the U.S., as well as comparable regulatory bodies in other countries. These regulatory agencies have the authority to delay approval of or refuse to approve our product candidates for a variety of reasons, including, among others, the occurrence of adverse reactions or a failure to meet safety and efficacy endpoints in our clinical trials or otherwise to the satisfaction of the regulator, disapproval of our or our partners’ trial design, or disagreement with our interpretation of data from pre-clinical studies or clinical trials. As a result, even if our product candidates achieve their endpoints in clinical trials, they still may not be approved by any of these regulatory agencies. Moreover, the requirements to obtain product approvals vary widely from country to country, and the FDA’s approval requirements, review procedures and timelines may not be the same as or even similar to the requirements of a comparable foreign regulator. As a result, even if we obtain regulatory approval for a product candidate in one country, we may be required to undertake additional clinical trials or studies, submit additional information, wait for longer review periods or make other efforts in order to obtain regulatory approvals in other desirable geographic markets, or may not be able to achieve approval in those other desirable geographic markets.

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

Currently, we assemble certain components of our OMS EP Device, which is our proprietary delivery mechanism for our TAVO™ product candidate, and we utilize the services of contract manufacturers to manufacture the remaining components of these systems and for the manufacture, testing and storage of all of our supply of our plasmid product candidate for clinical trials or other studies. Except for the facility used to assemble certain components of our electroporation system, we do not own and have no plans to build our own clinical or commercial manufacturing capabilities, and we expect to increase our reliance on third-party manufacturers if and when we commercialize any of our product candidates and systems.

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

Despite the implementation of security measures, our internal computer systems and those of our current and any future partners, contractors and consultants are vulnerable to damage from cyber-attacks, computer viruses, ransomware, unauthorized access, natural disasters, terrorism, war and telecommunication and electrical failures. System failures, accidents or security breaches could cause material disruptions to our commercialization activities, clinical and other development programs, financial and disclosure controls and other reporting functions and the administrative aspects of our business, in addition to possibly requiring substantial expenditures of capital and other resources to remedy. Further, any loss of clinical trial data from completed or future clinical trials as a result of such a disruption could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the lost data. Moreover, to the extent any such disruption results in the loss of or damage to our data or applications or inappropriate disclosure of confidential or proprietary information, we could incur significant liabilities. The occurrence of any of these circumstances could cause our operations and our performance to suffer.

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

If one or more of our product candidates are approved, our commercialization strategy may include the establishment of our own sales, marketing and distribution capabilities to market products to our target markets. Developing these capabilities would require significant expenditures on personnel and infrastructure. Moreover, we have no experience with these activities. While we currently expect that any approved products would be marketed for a limited patient population, we might not be able to create an effective sales force to address even a niche market. In addition, some of our product candidates could require, if approved, a large sales force to call on and educate physicians and patients. We could decide in the future to pursue collaborations with one or more pharmaceutical companies to sell, market and distribute any approved products, but we may not be able to establish any such arrangement when desired, on acceptable terms or at all. Further, any such collaboration we do establish may not be effective in generating meaningful revenue to us.

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

Cost containment has become a significant trend in the U.S. healthcare industry. Third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for certain products and procedures. Increasingly, third-party payors are challenging the prices charged for medical products and treatments and require that companies provide them with predetermined discounts from list prices. In addition, recent trends in U.S. politics suggest that the U.S. healthcare insurance framework may experience significant changes in the near term. For all of these and other reasons, coverage and reimbursement at adequate or commercially viable levels may not be available for any product candidate that achieves regulatory approval. If coverage and reimbursement is not available or is not available at an adequate level for any approved product, the demand for or price of the product could be materially negatively affected, which could severely limit our revenue potential and prospects.

In addition, the regulations that govern marketing approvals, pricing, coverage and reimbursement for new therapeutic products vary widely from country to country. Some countries require approval of the sale price of a product before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, pricing of prescription pharmaceuticals remains subject to continuing government control even after initial approval is granted. As a result, even if we obtain regulatory approval for a product candidate in a particular country, we could be subject to continuing pricing regulations that could delay our commercial launch of the product or negatively impact the revenue potential for the product in that country.

Future growth, including growth in international operations, could strain our resources, and if we are unable to manage any growth we may experience, we may not be able to successfully implement our business plans.

In late 2016, we established a subsidiary corporation in Australia in preparation for planned clinical trials in that country. In addition, our business plan includes continued growth of our operations, including, among other things, growth in our workforce, expansion of our clinical trial efforts within and outside of the U.S., and expansion of our portfolio of product candidates. This growth could place an additional strain on our Management, administrative, operational and financial infrastructure, and will require that we incur significant additional costs and hire and train additional personnel to support our expanding operations. Further, we must maintain and continue to improve our operational, financial and management controls and reporting systems and procedures, which can be more challenging during periods of expansion. As a result, our future success will depend in part on the ability of Management to effectively manage any of this growth we may experience. If we fail to successfully manage any growth we may experience, we may be unable to execute on our business plan.

In connection with any geographic expansion we may pursue, international operations would involve substantial additional risks, including, among others:

●	difficulties complying with the U.S. Foreign Corrupt Practices Act and other applicable anti-bribery laws, such as the United Kingdom Bribery Act 2010, and similar antibribery and anticorruption laws in other jurisdictions;

●	difficulties complying with foreign laws, regulations, standards and regulatory guidance governing the collection, use, disclosure, retention, security and transfer of personal data, including the European Union General Data Privacy Regulation, which introduces strict requirements for processing personal data of individuals within the European Union;

●	difficulties maintaining compliance with the varied and potentially conflicting laws and regulations of multiple jurisdictions that may be applicable to our business, many of which may be unfamiliar to us;

●	difficulties in managing foreign operations;

●	financial risks, such as longer payment cycles, difficulty in enforcing contracts and collecting accounts receivable, and exposure to foreign currency exchange rate fluctuations;

●	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

●	more complexity in our regulatory and accounting compliance;

●	differing or changing obligations regarding taxes, duties or other fees;

●	limited intellectual property protection in some jurisdictions;

●	risks associated with currency exchange and convertibility, including vulnerability to appreciation and depreciation of foreign currencies against the U.S. dollar;

●	uncertainty related to developing legal and regulatory systems and standards for economic and business activities in some jurisdictions;

●	trade restrictions or barriers, including tariffs or other charges and import-export regulations, which are subject to uncertainty, and the trade policies of the current administration regarding existing and proposed trade agreements and the ability to import goods into the U.S.;

●	changes in applicable laws or policies;

●	possible failure by us or our distributors to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries; and

●	business interruptions resulting from geopolitical actions, economic instability, or the impact of and response to natural disasters, including, but not limited to, the effects of climate change, wars and terrorism, political unrest, outbreak of disease, earthquakes, boycotts, curtailment of trade, and other business restrictions.

The occurrence of any of these risks could limit our ability to pursue international expansion, increase our costs or expose us to fines or other legal sanctions, any of which could negatively impact our business, reputation and financial condition.

If we are unable to successfully recruit and retain qualified personnel, we may not be able to maintain or grow our business.

In order to successfully implement and manage our business plans, we depend on, among other things, successfully recruiting and retaining qualified executives, managers, scientists and other employees with relevant experience in life sciences and the biotechnology industry. Competition for qualified individuals is intense, particularly in our industry, due to the many larger and more established life science and biotechnology companies that compete with us for talent. We may also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we heavily rely on consultants and advisors, including scientific, clinical and regulatory advisors, to assist us in formulating our research and development and commercialization strategies. Our consultants and advisors may be employed by others or may have commitments under consulting or advisory contracts with other entities that may limit their availability to support us. If we are not able to retain existing personnel, consultants and/or advisors, and find, attract and retain new qualified personnel, consultants and/or advisors on acceptable terms and in a timely manner to coincide with our needs, we may not be able to successfully maintain or grow our operations and our business and prospects could suffer.

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

On June 24, 2021, Daniel J. O’Connor stepped down from his positions as Chief Executive Officer, President and Director of the Company, and the Company’s Board of Directors appointed Brian A. Leuthner, formerly Chief Operating Officer, as the Company’s interim Chief Executive Officer. The Company’s Board of Directors commenced a search to recruit a permanent successor with the assistance of an executive search firm. Subsequently, on August 13, 2021, Mr. Brian A. Leuthner stepped down from his role as interim Chief Executive Officer of the Company. Also on August 13, 2021, the Company’s Board of Directors formed a temporary Leadership Committee consisting of three board members, Dr. Margaret Dalesandro, Dr. Yuhang Zhao and Dr. Herbert Kim Lyerly, to lead all development efforts, with a focus on the Company’s lead asset, TAVO™, until a permanent Chief Executive Officer is hired. Subsequently, upon Dr. Dalesandro’s and Dr. Zhao’s resignation from the Board of Directors on December 13, 2021 and December 15, 2021, respectively, the Board of Directors appointed Dr. Linda Shi and Mr. Kevin Smith to serve on the Leadership Committee. On February 17, 2022, the Board of Directors approved the appointment of George Chi, CFA, CPA as the Company’s Chief Financial Officer and on April 28, 2022, approved the appointment of Robert H. Arch, Ph.D., as the Company’s President and Chief Executive Officer, after which the Leadership Committee was dissolved. Changes in the Company’s executive management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, the Company’s business, and any additional changes to the executive management team or the Board of Directors could have a negative impact on the Company’s ability to manage and grow its business effectively. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse impact on the Company’s results of operations and the price of the Company’s common stock.

Extensive industry regulation has had, and will continue to have, a significant impact on our business, especially our product development, manufacturing and distribution capabilities.

Biotechnology companies are subject to extensive, complex, costly and evolving government regulation relating to the ability to market and sell any drug or medical device. In the U.S., these regulations are principally administered and enforced by the FDA and, to a lesser extent, by the U.S. Drug Enforcement Agency (“DEA”), and comparable state government agencies, and outside the U.S., these types of regulations are typically administered by various regulatory agencies comparable to the FDA in foreign countries where products or product candidates are researched, tested, manufactured and/or marketed.

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

Additionally, the healthcare compliance environment is continuously changing at the federal level and with some states mandating implementation of compliance programs, compliance with industry ethics codes, registration requirements for sales personnel, spending limits and reporting to state governments of gifts, compensation and other remuneration to physicians. This shifting regulatory environment, as well as our obligation to comply with different reporting and other compliance requirements, in multiple jurisdictions, including foreign laws and regulations comparable to the U.S. laws and regulations described above, to the extent we continue to pursue operations in foreign countries, such as our clinical activities in Australia, or if we seek to sell any product that obtains regulatory approval in a foreign country, increases the possibility that we may violate one or more of these laws. In addition, these conditions may also adversely affect our ability to obtain regulatory approval for any of our product candidates, the availability of capital, our ability to generate meaningful or any revenue and, if any of our product candidates achieve regulatory approval, our ability to establish a price we believe is fair for the approved product. Further, even though we do not and will not control referrals of healthcare services or bill directly to third-party payors, certain federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights would be applicable to our business, if any of our product candidates obtain regulatory approval and become commercially available.

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

Congress has closely monitored drug pricing and health care spending in the U.S. Many members of Congress have prioritized policies targeting drug prices and health care spending and are committed to lowering spending in federal government programs. Legislative efforts to reduce health care spending within federal programs may affect overall health care spending in the U.S. The Prescription Drug Pricing Reduction Act, or PDPRA, which was introduced in Congress in 2019, and again in 2020, proposed to, among other things, penalize pharmaceutical manufacturers for raising prices on drugs covered by Medicare Parts B and D faster than the rate of inflation, cap out-of-pocket expenses for Medicare Part D beneficiaries, and several changes to how drugs are reimbursed in Medicare Part B. A similar drug pricing bill, the Elijah E. Cummings Lower Drug Costs Now Act, proposes to enable direct price negotiations by the federal government for certain drugs (with the maximum price paid by Medicare capped based on an international index), requires manufacturers to offer these negotiated prices to other payers, and restricts manufacturers from raising prices on drugs covered by Medicare Parts B and D. This Act passed in the House of Representatives when it was introduced in 2019, and it has been introduced again in the 2021 term. In September 2021, provisions from this Act were included in budget reconciliation recommendations from several House committees. These recommendations include a provision advanced by the Ways and Means Committee that would limit federal tax credits associated with the clinical study of certain drugs intended for use in certain rare diseases. If passed, this law could increase the costs associated with clinical development and regulatory approval of our product candidates. More recently, on August 16, 2022, President Joseph Biden signed the Inflation Reduction Act of 2022 into law. The Inflation Reduction Act, among other things, amends the longstanding “non-interference” clause under Medicare Part D and now permits the U.S. Department of Health and Human Services to negotiate prescription drug prices with companies for a small number of brand name drugs or biologics without generic or biosimilar competitors starting in 2026 for such products covered under Medicare Pard D and in 2028 for products covered under Medicare Part B. Further, the House and Senate Judiciary Committees have also focused heavily on patent and exclusivity reform for prescription drugs. While we cannot predict what proposals may ultimately become law, elements under consideration could significantly change health care spending in which the U.S. biotechnology and pharmaceutical markets operate.

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

Any product for which we might obtain marketing approval, along with the manufacturing processes and facilities, post-approval data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and comparable regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration requirements, compliance with industry standards and regulatory requirements (e.g., current Good Manufacturing Practices (“cGMPs”) and good documentation practices) relating to quality control, quality assurance and corresponding maintenance of records and documents, adherence to requirements regarding the distribution of samples to physicians and recordkeeping, and compliance with requirements regarding company presentations and interactions with healthcare professionals. Even if we obtain regulatory approval of a product, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing, studies, and surveillance to monitor the safety or efficacy of the product. We also may be subject to certain state laws, including registration requirements covering the marketing, promotion, and distribution of products. Later discovery of previously unknown problems with products, manufacturers or manufacturing processes, or failure to comply with legal and regulatory requirements, may result in actions such as:

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

In May 2018, a new privacy regime, the General Data Protection Regulation, or GDPR, took effect across all member states of the European Economic Area. The new regime increases our obligations with respect to clinical trials conducted in the member states by expanding the definition of personal data to include coded data, and requiring changes to informed consent practices and more detailed notices for clinical trial subjects and investigators. In addition, it increases the scrutiny that clinical trial sites located in the member states should apply to transfers of personal data from such sites to countries that are considered to lack an adequate level of data protection, such as the U.S. The regime imposes substantial fines for breaches of data protection requirements, which can be up to four percent of global revenues or 20 million Euros, whichever is greater, and it also confers a private right of action on data subjects for breaches of data protection requirements. Compliance with these directives is a rigorous and time-intensive process that may increase our cost of doing business, and the failure to comply with these laws could subject us to significant fines.

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

Risks Related to Our Intellectual Property

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

Although we previously owned patents protecting our OMS EP Devices, our primary U.S. and foreign patents providing such protection expired in 2017 and 2018, and the final foreign patents expired in late 2019. As a result, we may have limited ability to enforce these rights against third parties to prevent them from making or selling competing products that rely upon the protected technology, which could harm our competitive position and prospects. In addition to these proprietary rights that expired between 2017 and 2019, we also own or have exclusively licensed certain patents and applications that cover our current clinical methods. These patents/patent applications will expire between 2024 and 2041. These method patents protect the use of a product for a specified method under certain defined parameters. These types of method patents do not prevent a competitor from making and marketing a product that is identical or similar to the protected product under parameters that are outside the scope of the patented method claims. Moreover, even if competitors do not actively promote such a product for the indications protected by the method patent, physicians could prescribe the products for these methods on an off-label basis. Although such off-label prescriptions may infringe or contribute to the infringement of method-of-use patents, the practice is common and such infringement is difficult to detect, prevent or prosecute. Furthermore, our licensed patents expiring between 2024 and 2032 may not have as broad a scope as our patents that expired between 2017 and 2019, which in turn may limit our remedies against competitors making and marketing a product that is identical or similar to ours.

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

Even if we secure patents that cover our proprietary technology, our efforts to protect our intellectual property rights with patents may prove inadequate. For instance, the breadth of claims in a patent application is often restricted during patent prosecution, resulting in granted claims with a more limited scope than the claims in the original application. Additionally, pending or future patent applications may not result in issued patents. Laws and regulations for the prosecution of patents are continuously evolving, and the U.S. Supreme Court has, in the past several years, revised certain tests regarding both the grant and review of patents that could make it more difficult to obtain issued patents. Also, any patents that are granted could be subject to post-grant proceedings that could limit their scope or enforceability, and claims that are amended during post-grant proceedings may not be broad enough to provide meaningful protection. Moreover, any patents that are issued to us or any future collaborators may be circumvented or invalidated by third-party efforts, may expire before or shortly after obtaining necessary regulatory approvals, or may not provide sufficient proprietary protection or competitive advantage for other reasons. Such challenges could include third-party pre-issuance submissions of prior art to the PTO, or opposition, derivation, reexamination, inter parties review, or post-grant review or interference proceedings challenging our patent rights or the patent rights of others. The cost of these proceedings could be substantial, and it is possible that our efforts to establish priority or validity of the invention would be unsuccessful, resulting in a material adverse effect on our U.S. patent position. An adverse determination in any such submission, patent office trial, proceeding or litigation could reduce the scope of, render unenforceable, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Further, obtaining and maintaining patent protection depends on compliance with various procedural, document submission, fee payment, and other requirements imposed by government patent agencies, and our patent protection could be reduced or eliminated for non-compliance with these requirements. These risks may be amplified in some foreign jurisdictions, where patent protection may not be as strong or as effective as it is in the U.S.

Our reliance on unpatented proprietary rights, including trade secrets and know-how, may also pose significant risks. For instance, it can be difficult to protect these rights and they may lose their value if they are independently developed by a third party or if their secrecy is lost. Although we have taken measures to protect these rights, including establishing confidentiality agreements with employees, consultants and other third parties, these measures may not sufficiently safeguard our unpatented proprietary rights and may not provide adequate remedies in the event of unauthorized use or disclosure of the confidential information. Despite these efforts, any of these parties may breach the agreements and may unintentionally or willfully disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Moreover, if any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such parties, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

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

We may become aware of activities by third parties, including our competitors, that infringe our issued patents or other intellectual property rights. If we choose to file a lawsuit against a potentially infringing third party to try to enforce our patents or other intellectual property rights, the third party may seek a ruling that the patents are invalid and/or should not be enforced. Such a ruling could severely limit our ability to protect our rights from use by third parties. Further, patent law is a constantly evolving body of law, and changes can affect our rights and our ability to execute on our strategy and our financial results. In the past several years, the U.S. Supreme Court has revised certain tests regarding assessing the validity of patents, which could result in the invalidation of issued patents and/or their claims based on the application of the current patent validity standards. As a result, in the event of any patent infringement litigation or other proceedings involving our patents, our patents could be subject to challenge and subsequent invalidation or significant narrowing of claim scope under the current standards. Moreover, even if the validity of our patents is upheld in a patent infringement lawsuit, a court could refuse to stop a third party’s activities on the grounds that the activities do not infringe the specific claims of our patents. Further, even if we were successful in stopping the infringing activity, patent infringement lawsuits are expensive and could consume significant time, Management attention, capital and other resources. Any claims we assert against accused infringers could provoke these parties to assert counterclaims against us alleging that we infringe their patents; or provoke those parties to petition the U.S. Patent and Trademark Office, to institute inter partes review against the asserted patents, which may lead to a finding that all or some of the claims of the patent are invalid.

These risks of third parties’ infringement of our intellectual property rights may increase if we engage in discussions, collaborations or other strategic arrangements with third parties. Also, new challenges could arise if and to the extent we pursue engagements with third parties located outside the U.S. These factors could increase the risks and costs associated with building and protecting our intellectual property portfolio and could adversely affect our performance and our business prospects. Despite efforts to protect our proprietary information during such discussions, third parties may unintentionally or willfully disclose or convert our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches.

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

Our research and development programs will require substantial additional capital to conduct research, preclinical testing and human studies, establish pilot scale and commercial scale manufacturing processes and facilities, and establish and develop quality control, regulatory, marketing, sales and administrative capabilities to support these programs. We expect to fund our research and development activities from a combination of cash generated from royalties and milestones from our partners in various past, ongoing and future collaborations and additional equity or debt financings from third parties. These financings could depress our stock price. If additional funds are required to support our operations and such funds cannot be obtained on favorable terms, we may not be able to develop products, which will adversely impact our growth strategy. For example, in October 2022, due to our financial position we made the strategic decision to decrease all clinical activity outside of our melanoma clinical pipeline, including trials and studies involving TNBC and SCCHN.

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

The trading volume and market price of our common stock has experienced, and is likely to continue to experience, significant volatility. This volatility could negatively impact our ability to raise additional capital or utilize equity as consideration in any acquisition transactions we may seek to pursue, and could make it more difficult for existing stockholders to sell their shares of our common stock at a price they consider acceptable or at all. This volatility is caused by a variety of factors, including, among the other risks described in these risk factors:

●	adverse research and development or clinical trial results;

●	our liquidity and ability to obtain additional capital, including the market’s reaction to any capital-raising transaction we may pursue;

●	declining working capital to fund operations, or other signs of financial uncertainty;

●	any negative announcement by the FDA or comparable regulatory bodies outside the U.S., including that it has denied any request to approve any of our product candidates for commercialization;

●	conducting open-ended clinical trials, which could lead to results (either positive or negative) being available to the public prior to a formal announcement;

●	market assessments of any strategic transaction or collaboration arrangement we may pursue;

●	potential negative market reaction to the terms or volume of any issuance of shares of our common stock or other securities to new investors pursuant to strategic or capital-raising transactions or to employees, directors or other service providers;

●	sales of substantial amounts of our common stock, or the perception that substantial amounts of our common stock may be sold, by stockholders in the public market;

●	issuance of new or updated research or reports by securities analysts or changed recommendations for our common stock;

●	significant advances made by competitors that adversely affect our competitive position;

●	the loss of key management and scientific personnel and the inability to attract and retain additional highly-skilled personnel; and

●	general market and economic conditions, including factors not directly related to our operating performance or the operating performance of our competitors, such as increased uncertainty in the U.S. healthcare regulatory environment following the results of the 2020 U.S. presidential election.

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

As of July 31, 2022, we had outstanding (i) options to purchase approximately 2.9 million shares of our common stock, (ii) warrants to purchase approximately 1.7 million shares of our common stock, and (iii) approximately 0.06 million restricted stock units. In addition, as of July 31, 2022, there were approximately 1.8 million shares reserved for future issuance under our stock incentive and stock purchase plans. The exercise of options and warrants, the vesting and settlement of restricted stock units or the issuance of additional equity awards under our stock incentive and stock purchase plans could have an adverse effect on the market for our common stock, including the price that any stockholder could obtain for its shares. Further, our existing stockholders could experience significant dilution in the net tangible book value of their investment upon the issuance of additional shares of our common stock through the exercise of derivative securities that are currently outstanding or that we may issue in the future.

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

If our stock price continues to remain below $1.00 or our stockholders’ equity falls below $2.5 million, our common stock may be subject to delisting from The Nasdaq Stock Market, which would materially reduce the liquidity of our common stock and have an adverse effect on our market price.

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

Additionally, Nasdaq has the authority, pursuant to Nasdaq Rule 5550(b)(1), to delist our common stock if our stockholders’ equity falls below $2.5 million. As of July 31, 2022, our stockholders’ equity was $6.1 million. If our stockholders equity falls below $2.5 million, as a result of operating losses or for other reasons, we will fail to meet Nasdaq’s stockholders’ equity requirement. We expect that our stockholders’ equity as of October 31, 2022 will fall below Nasdaq’s $2.5 million threshold. If that occurs, or if we are unable to demonstrate to Nasdaq’s satisfaction that we subsequently regained compliance with this requirement, Nasdaq will notify us of such non-compliance. If we receive such notice from Nasdaq, in accordance with Nasdaq rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance with Nasdaq Listing Rule 5550(b)(1). If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance.

We are actively monitoring our stockholders’ equity and will consider any and all options available to us to maintain compliance. There can be no assurance, however, that we will be able to maintain compliance and meet Nasdaq’s minimum stockholders’ equity requirements. To the extent that we are unable to maintain compliance, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock, potentially result in even lower bid prices for our common stock, and make it more difficult for us to obtain financing through the sale of our common stock.

General Risk Factors

Our business, financial position, results of operations and liquidity needs could be materially negatively affected by market fluctuations and economic downturn.

Our results of operations could be materially negatively affected by economic conditions generally, both in the U.S. and elsewhere around the world. Continuing concerns over COVID-19, inflation, energy costs, geopolitical issues, including acts of war, the availability and cost of credit, the U.S. mortgage market and residential real estate market in the U.S. have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence, have precipitated fears of a possible economic recession. Domestic and international equity markets continue to experience heightened volatility and turmoil. These events and the continuing market upheavals may have an adverse effect on us. In the event of a continuing market downturn, our results of operations could be adversely affected by those factors in many ways, including making it more difficult for us to raise funds if necessary, and our stock price may further decline.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results and stockholders and the investment community could lose confidence in our financial reporting, which could harm our business.

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting. Although Management has determined that our internal control over financial reporting was effective as of July 31, 2022, our controls over financial processes and reporting may not continue to be effective, or we may identify significant deficiencies or material weaknesses in our internal controls in the future. Any failure to maintain effective internal control over financial reporting, including failures to implement new or improved controls as needed in a timely and effective manner or remediate any significant deficiency or material weakness that is identified in the future, could cause noncompliance with our public reporting obligations, an inability to produce reliable financial reports or material misstatements in our financial statements or other public disclosures. If any of these circumstances were to occur, investors could lose confidence in our financial and other reported information, our reputation could otherwise be harmed, the investment of our stockholders in our company could be negatively affected and the costs to us of raising additional capital could materially increase, any of which could harm our business and prospects.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate and executive office is located in Pennington, New Jersey, where we lease space at 24 N. Main Street, Pennington, New Jersey, pursuant to a lease agreement which expires in February 2023. Additionally, we entered into a lease agreement commencing in January 2023 for space located at 850 Bear Tavern Road, Ewing, New Jersey, 08628 which expires in 2025. Our Company also has an office located in San Diego, California, where we lease space at 3565 General Atomics Court, Suite 100, San Diego, CA, 92121, pursuant to a lease which expires in 2023. Additionally, we entered into a lease assignment agreement for space located at 5820 Nancy Ridge Drive, San Diego, California, 92121 which expires in 2025. We have also entered into lease arrangements for lab space in San Diego, California to support our research and development department, but are in the process of terminating such lease after giving effect to our Restructuring Plan more fully discussed in Item 1. Business—Recent Developments.

We believe our current facilities are adequate to meet our current operating needs and will remain adequate for the foreseeable future. Should we need additional space, we currently do not foresee significant difficulties in obtaining additional facilities.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of business, we may become a party to lawsuits involving various matters. The impact and outcome of litigation, if any, is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. To our knowledge, we are not currently a party, and our properties are not currently subject, to any actual or threatened legal proceedings that, in the opinion of Management, are expected to have a material adverse effect on our business, financial condition or results of operations.

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

The following table sets forth the range of reported high and low sales prices for our common stock for the fiscal quarters indicated, as reported on the Nasdaq:

	High	Low
Fiscal Year Ended July 31, 2022
First Quarter ended October 31, 2021	$2.42	$1.57
Second Quarter ended January 31, 2022	$1.95	$0.75
Third Quarter ended April 30, 2022	$1.45	$0.76
Fourth Quarter ended July 31, 2022	$0.94	$0.67

Fiscal Year Ended July 31, 2021
First Quarter ended October 31, 2020	$5.40	$3.06
Second Quarter ended January 31, 2021	$7.82	$3.69
Third Quarter ended April 30, 2021	$8.16	$4.17
Fourth Quarter ended July 31, 2021	$5.08	$2.08

Holders

As of October 31, 2022, there were 42 holders of record of our common stock, plus an indeterminate number of additional stockholders whose shares of our common stock are held on their behalf by brokerage firms or other agents.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context indicates otherwise, all references to “OncoSec,” “the Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to OncoSec Medical Incorporated and its consolidated subsidiary.

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our consolidated financial statements and related notes included in this Annual Report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC.

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this Annual Report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis and elsewhere in this Annual Report include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” in Part I, Item IA of this Annual Report and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this Annual Report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations.

Overview

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Our core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that triggers transient expression of target protein in cells. The OMS EP Device is designed to deliver plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against the cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator paired with disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™ for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

Our current focus is to pursue our study of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma.

Performance Outlook

As a result of recent cash runway and working capital limitations, we expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical melanoma programs, including delivery of the KEYNOTE-695 trial results. In order to preserve our existing working capital, we have decreased clinical work on our other clinical trials and studies, including those involving triple negative breast cancer. We anticipate our spending on clinical programs and the development of our next-generation OMS EP Device will continue throughout our current fiscal year. Our spending on research and development programs will be prioritized to support development of TAVO™-EP in melanoma, based on our current focus on the KEYNOTE-695 trial. Due to ongoing restructuring efforts, we expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

Restructuring Plan

As previously disclosed, on October 2, 2022, our Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing our lead product candidate, TAVO™ EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, we restructured our internal operations and reduced our workforce by approximately 45%, or approximately 18 employees.

We currently estimate that we will incur charges of approximately $750,000 to $800,000 in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs as well as non-cash expenses related to vesting of share-based awards. We expect that the majority of the restructuring charges will be incurred in the fourth calendar quarter of 2022 and first calendar quarter of 2023, and that the execution of the Restructuring Plan will be substantially complete by the second calendar quarter of 2023.

The charges that we expect to incur in connection with the Restructuring Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation. We expect to operationalize additional cost reduction actions that will include other incremental cost reduction actions unrelated to workforce reductions.

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

Results of Operations for the Year Ended July 31, 2022 Compared to the Year Ended July 31, 2021

The financial data for the years ended July 31, 2022 and July 31, 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	July 31, 2022	July 31, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	25,821,543	34,097,641	(8,276,098)	(24)
General and administrative	11,190,519	14,282,417	(3,091,898)	(22)
Loss from operations	(37,012,062)	(48,380,058)	11,367,996	(23)
Other income (loss), net	28,857	(704)	29,561	(4,199)
Interest expense	(20,925)	(15,857)	(5,068)	32
Gain on extinguishment of debt	-	960,790	(960,790)	(100)
Foreign currency exchange loss	(509,652)	(144,085)	(365,567)	254
Loss before income taxes	(37,513,782)	(47,579,914)	10,066,132	(21)
Income tax benefit	(3,334,148)	(2,412,183)	(921,965)	38
Net loss	$(34,179,634)	$(45,167,731)	$10,988,097	(24)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating any revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $8.3 million, from $34.1 million during the year ended July 31, 2021, to $25.8 million during the year ended July 31, 2022. This decrease was primarily due to the following approximate decreases: (i) a $6.3 million decreases in clinical trial-related costs to support our various clinical studies and costs for discovery research and product development, (ii) a $1.6 million decreases in stock-based compensation expense for employees and consultants, and (iii) a $0.4 million decrease in payroll and related benefits expenses, primarily due to decreased headcount.

General and Administrative

Our general and administrative expenses decreased by approximately $3.1 million, from $14.3 million during the year ended July 31, 2021, to $11.2 million during the year ended July 31, 2022. This decrease was largely due to the following: (i) a $2.4 million decrease in stock-based compensation expense for employees and consultants, (ii) a $1.6 million decrease in payroll and related benefits expenses primarily due to a severance payment of $1.8 million to the former CEO of the Company in the prior period, and (iii) a $0.6 million decrease in consulting costs, primarily related to business development and public relations. The decrease was offset by: (i) a $0.7 million increase in legal expenses, primarily related to $1 million in insurance recoveries received in connection with prior litigation with Alpha Holdings, Inc. in the prior period, and (ii) a $0.6 million increase in insurance costs related to increased D&O insurance premiums.

Gain on Extinguishment of Debt

Gain on Extinguishment of Debt decreased by approximately $1.0 million from $1.0 million for the year ended July 31, 2021, to $0 for the year ended July 31, 2022. During the year ended July 31, 2021, the loan issued to the Company under the Small Business Administration’s Paycheck Protection Program (“PPP”) under Division A. Title I of the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was forgiven, which resulted in a gain on extinguishment of debt of approximately $1.0 million.

Foreign Currency Exchange Loss

Foreign currency exchange loss, increased by approximately $0.4 million from a loss of $0.1 million for the year ended July 31, 2021 to a loss of $0.5 million for the year ended July 31, 2022. The increase was primarily due to unrealized foreign currency transaction losses recognized in connection with our Australian subsidiary’s intercompany loan.

Income Tax benefit

In April 2022, we received $3.3 million in net proceeds from the sale of our net operating losses (“NOL”) under the State of New Jersey NOL Transfer Program. In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey NOL under the State of New Jersey NOL Transfer Program.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At July 31, 2022	At July 31, 2021
Current assets	$15,232,471	$49,179,424
Current liabilities	6,633,328	7,961,916
Working capital	$8,599,143	$41,217,508

Current Assets

Current assets as of July 31, 2022 decreased by $34.0 million to $15.2 million, from $49.2 million as of July 31, 2021. This decrease was primarily related to the decrease of cash in the amount of $33.7 million and the decrease of prepaid insurance in the amount of $0.3 million. The decrease in cash was due to cash used to support our operations during the year ended July 31, 2022. The decrease in prepaid insurance was due to decreased D&O insurance premiums upon renewal of D&O insurance in July 2022.

Current Liabilities

Current liabilities as of July 31, 2022 decreased by $1.4 million to $6.6 million, from $8.0 million as of July 31, 2021. This decrease was primarily due to a decrease in accounts payable and accrued expenses pertaining to our legal costs and our manufacturing and clinical research activities.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the year ended July 31, 2022 was $32.1 million, as compared to $41.8 million for the year ended July 31, 2021. The $9.7 million decrease in cash used in operating activities was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, a decrease in research and development activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for year ended July 31, 2022 was $0.2 million, as compared to $0.8 million for the year ended July 31, 2021. During the year ended July 31, 2022, the Company purchased property and equipment for future use in its clinical trials and other research and development efforts. During the year ended July 31, 2021, the Company licensed generator technology and purchased property and equipment for use in its clinical trials and other research and development efforts.

Cash Provided by (Used in) Financing Activities

Net cash used in financing activities was $1.2 million for the year ended July 31, 2022, as compared to $68.2 million provided by financing activities for the year ended July 31, 2021. Net cash used in financing activities during the year ended July 31, 2022 was primarily attributable to principal payments on notes payable. Net cash provided by financing activities during the year ended July 31, 2021 was primarily attributable to $52.6 million net proceeds received from public offerings of securities in August 2020 and January 2021, $5.0 million received from the co-promotion agreement with Sirtex Medical US Holdings, Inc. (“Sirtex”), $5.4 million received from warrant and option exercises and $5.8 million from the purchase of shares pursuant to participation rights set forth under the Grand Decade Developments Limited, a direct, wholly-owned subsidiary of Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical & Healthcare Holdings Ltd.) (“CGP”) and Sirtex stockholders agreements originally entered into on October 10, 2019.

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

Our primary objectives for the next 12 months are to continue the advancement of our KEYNOTE-695 trial and to continue our research and development activities for our next-generation EP device. In addition, we expect to pursue capital-raising transactions, which could include equity or debt financings, in the near term to fund our existing and planned operations and acquire and develop additional assets and technology consistent with our business objectives as opportunities arise.

Going Concern and Management’s Plans

We have sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $286 million as of July 31, 2022. These losses are expected to continue for an extended period of time. Further, we have never generated any cash from our operations and do not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 17, 2022, we had cash and cash equivalents of $6.7 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on our current cash levels, we believe our cash resources are insufficient to meet our anticipated needs for the 12 months following the date the consolidated financial statements are issued.

We will need to raise additional capital to continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, we will require additional financing if we desire to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to us when needed, that Management will be able to obtain financing on terms acceptable to us, or whether we will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds. See “Nasdaq Deficiency Notice” below. The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If we are unable to raise sufficient additional funds when needed, on favorable terms or at all, we will not be able to continue the development of our product candidates as currently planned or at all, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses or cease operations, any of which would have a significant negative impact on our prospects and financial condition.

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

Nasdaq Deficiency Notice

On June 2, 2022, we received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of our common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice had no immediate effect on the listing of our common stock, which continues to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

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

We are currently evaluating our alternatives to resolve the listing deficiency including, but not limited to, conducting a reverse stock split. To the extent that we are unable to resolve the listing deficiency, there is a risk that our common stock may be delisted from Nasdaq, which would adversely impact liquidity of our common stock and potentially result in even lower bid prices for our common stock.

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

Critical Accounting Policies

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant accounting estimates related to our ability to continue as a going concern and certain calculations related to that determination. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, we review our estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

Research and Development Expenses

Research and development expenses consist of costs incurred for internal projects, as well as partner-funded collaborative research and development activities. These costs include direct and research-related overhead expenses, which include salaries, stock-based compensation and other personnel-related expenses, facility costs, supplies, depreciation of facilities and laboratory equipment, as well as research consultants and the cost of funding research at universities and other research institutions, and are expensed as incurred. Costs to acquire technologies that are utilized in research and development that have no alternative future use, are expensed when incurred. In accordance with Accounting Standards Codification (“ASC”) 730-20, we account for upfront, non-refundable research and development payments received from a related party as a long-term liability as there has not been a substantive and genuine transfer of risk and there is a presumption that we are obligated to repay the related party.

Equity-Based Awards

We grant equity-based awards (typically stock options or restricted stock units) under our stock-based compensation plan and occasionally outside of our stock-based compensation plan, with terms generally similar to the terms under our stock-based compensation plan. We estimate the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. We estimate the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of grant.

Leases

We determine if an arrangement is a lease at inception. Operating lease right of use (“ROU”) assets represent our right to use an underlying asset during the lease term, and operating lease liabilities represent our obligation to make lease payments arising from the lease. Operating leases are included in ROU assets, current operating lease liabilities, and long-term operating lease liabilities on our consolidated balance sheets.

Lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using our incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. ROU assets also include any lease payments made at or before lease commencement and exclude any lease incentives received. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Our leases do not contain any residual value guarantees. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. We account for lease and non-lease components as a single lease component for all its leases.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, or the SEC, and that such information is accumulated and communicated to our Management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures reflects the fact that there are resource constraints and that Management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

As required by Rule 13a-15(b) under the Exchange Act, our Management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of July 31, 2022. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of July 31, 2022, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. With the participation of our Principal Executive Officer and our Principal Financial Officer, our Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of July 31, 2022. In conducting such evaluation, Management used the criteria set forth in the report entitled “Internal Control — Integrated Framework” published by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, Management has concluded that our internal control over financial reporting was effective as of July 31, 2022, based on those criteria.

This report does not include an attestation report of our independent registered public accounting firm regarding our internal control over financial reporting, in accordance with applicable SEC rules that permit us to provide only Management’s report in this report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended July 31, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

The following table sets forth the names, ages as of October 31, 2022, and certain other information for each member of our board of directors (our “Board”):

Name	Position with the Company	Age	Director Since
Dr. Linda Shi, M.D., Ph.D.	Chair of the Board	58	December 2021
Dr. Robert H. Arch	Director, President and Chief Executive Officer	56	October 2022
Stephany Foster	Director	44	October 2022
Joon Kim	Director	56	December 2018
Dr. Herbert Kim Lyerly, M.D.	Director	64	April 2020
Kevin R. Smith	Director	51	February 2020
Chao Zhou	Director	33	February 2020

Dr. Linda Shi, M.D., Ph.D., is the deputy president and Chief Medical officer of Grand Pharma (China) Co. Ltd. (Grand Pharma), as well as an Executive Director of Grand Pharmaceutical Group Limited, a publicly listed company in Hong Kong. Prior to joining Grand Pharma in 2019, Dr. Shi was the EU Regulatory Leader in the Global Regulatory Affairs (GRA) for Neuroscience at Janssen R&D in Belgium for more than 12 years.

Dr. Shi has over 30 years of clinical and research experience in academic settings and the pharmaceutical industry, with significant experience working with global multifunctional matrixed teams to drive forward complex projects. She led various applications for clinical trials (Clinical Trial Applications (CTA) and Investigational New Drug Applications (IND)) across Europe and in the United States, particularly in relation to strategic assessments of first-in-human clinical trials with innovative research paths. Dr. Shi obtained her M.D. in China and also a Ph.D. in Medical Sciences from Vrije Universiteit Brussel. She has been appointed as a guest professor and visiting fellow in various universities worldwide.

Dr. Robert H. Arch has served as an independent consultant to various pharmaceutical and biotechnology companies since July 2021. Previously, Dr. Arch served as Head of Research at Elpiscience Biopharma, Ltd. from October 2019 to June 2021 and Head of the Liver Disease Department at China Novartis Institutes for BioMedical Research from February 2017 to October 2019. Dr. Arch’s leadership roles have been focused on shaping strong teams and building diversified research and development pipelines with innovative assets, from ideas to late-stage clinical development programs. Dr. Arch’s career over 28 years extends from academia to the pharmaceutical industry, including positions at Novartis, Takeda, GlaxoSmithKline, and Pfizer. Dr. Arch’s expertise in basic research and drug development includes chronic liver disease, cancer, immuno-oncology, respiratory disease, and inflammatory disorders. Dr. Arch holds a Ph.D. in Germany from the University of Wuerzburg and the German Cancer Research Center (the “DKFZ”), Heidelberg. After postdoctoral training at the DKFZ and the University of Chicago, Dr. Arch started his independent career as a faculty member in the Departments of Medicine and Pathology & Immunology at Washington University in Saint Louis. Dr. Arch is an author on more than 40 publications and book chapters and co-inventor on several patents for clinical-stage assets.

Ms. Stephany Foster has over 20 years of experience in the fields of accounting and human resource management. Since October 2019, Ms. Foster has served as Chief Human Resources Officer, Senior Vice President, Head of Global Human Resources, and a member of the Executive Committee of QIAGEN N.V., a global provider of Sample to Insight solutions that enable customers to gain valuable molecular insights from samples containing the building blocks of life. Prior to this position, Ms. Foster served as Vice President, Head of Compensation and Benefits, at QIAGEN from January 2019, and earlier as Vice President, Head of Internal Audit, at QIAGEN from January 2005 to December 2018. Ms. Foster holds both a Bachelor’s and Master’s degree in Accounting from the University of Notre Dame.

Mr. Joon Kim has served on our Board since December 2018. Mr. Kim is an accomplished litigator with extensive experience in both business and criminal litigation matters. With a particularly strong background in representing clients in court proceedings, Mr. Kim has a comprehensive understanding of every stage of the litigation process, including all aspects of initial investigatory/discovery proceedings, settlement negotiations, contested hearings, pretrial and trial motions, evidentiary issues, trials, and the handling of post-judgment challenges and appeals. Mr. Kim advises corporate clients of varying sizes on a variety of subject matters, inclusive of assisting the top management with strategic decision-making. Mr. Kim has acted as an advisor to Alpha Holdings, Co., Ltd. since July 2018.

From April 2017 to March 2020, as a partner in Lee & Ko’s International Litigation and Dispute Resolution and White Collar Crime Practice Groups, Mr. Kim advised clients, both domestic and international, on a broad range of litigation and dispute-resolution matters. In addition, Mr. Kim served as a public prosecutor in California, representing the People of the State of California in criminal proceedings. In that capacity, Mr. Kim has first-chaired both jury and non-jury trials, and has been trained in all aspects of litigation. During his time as a public prosecutor, Mr. Kim also had the experience of serving as a research fellow at the Institute of Justice, under the auspices of the Ministry of Justice of the Republic of Korea, where he worked closely with Korean public prosecutors. Mr. Kim received his J.D. from Berkeley School of Law and his B.S. from the Berkeley School of Business. Mr. Kim’s legal experience and expertise are the primary qualifications for him to serve as a director of the Company.

Dr. Herbert Kim Lyerly, M.D., is the George Barth Geller Professor of Cancer Research (from 2004), Professor of Surgery (from 1997), Immunology (from 2017) and Pathology (from 2018), and Director of the Surgical Sciences Applied Therapeutics section at Duke University (from 2021), and former Director of the Duke Comprehensive Cancer Center, a position he held from 2003 to 2011. He is an internationally recognized expert in cancer therapy and immunotherapy, has published over 300 scientific articles and book chapters, and has edited ten textbooks on surgery, cancer immunotherapy and novel cancer therapies. He serves on the editorial board of 12 scientific journals.

Dr. Lyerly was appointed in 2008 by President George W. Bush to serve on the National Cancer Advisory Board, which oversees the National Cancer Institute, where he served until 2014. He has served as Chair of the Cancer Center’s Subcommittee and served on the Global Health Subcommittee of the National Cancer Advisory Board. He has served on the National Institutes of Health (“NIH”) Council of Councils, and on the board of the NIH Office of AIDS Research. He has also been a member of the scientific advisory boards of the Susan G. Komen Foundation and the Burroughs Welcome Foundation. He is a highly sought-after consultant and advisor and has served on the Cancer Center’s external advisory boards for the M.D. Anderson Cancer Center, University of Michigan, University of Chicago, University of Alabama, University of Arizona, Boston University and Purdue University. He has served as an advisor to the University of Washington and Case Western Reserve Clinical and Translational Science Institutes. Dr. Lyerly’s experience and expertise in the field of oncology are the primary qualifications for him to serve as a director of the Company.

Mr. Kevin R. Smith is currently the Chief Executive Officer and Executive Director of Sirtex Medical US Holdings, Inc. (“Sirtex”), a position that he has held since October 2019. Mr. Smith served as the interim Chief Executive Officer of OncoSec from February 2022 to May 2022. He combines more than 20 years of sales and marketing experience in the medical device industry with the keen instincts of an entrepreneur. Prior to his appointment to Chief Executive Officer of Sirtex, Mr. Smith served as Sirtex’s interim Chief Executive Officer from April 2019 to October 2019 and Executive Vice President of Sales & Marketing, Americas from August 2017 to April 2019. Before joining Sirtex, Mr. Smith was Executive Vice President of Business Development at Gel-e, Inc., a company based at the University of Maryland specializing in advanced material hemostasis products, a position he held since January 2017. Mr. Smith’s previous positions include Chief Commercial Officer of Sensium Healthcare along with Global Vice President of Sales & Marketing at Teleflex, where he was the senior sales and marketing executive in the company’s cardiac business unit. Mr. Smith holds a Master of Business Administration in Global Management from the University of Phoenix and a Bachelor of Science in Marketing from the University of Kentucky. Mr. Smith’s leadership experience, as well as his experience in the marketing and sales sector of the medical device industry, are the primary qualifications the Board considered in nominating him as a director of the Company.

Mr. Chao Zhou is currently the Chief Executive Officer of Grand Pharmaceutical Group Limited, a public company listed on the Hong Kong stock exchange that develops, manufactures and distributes pharmaceutical products and medical devices to retailers and medical organizations with significant experience in research and development and product commercialization in China, a position he has held since June 2021. Since 2018, Mr. Zhou has served on the Board of Directors of Grand Pharma Sphere Pte. Ltd, a Singapore based company, Sirtex Medical Pty Ltd., the Australian based global medical device company and Cloudbreak Pharmaceutical Inc., a Cayman Islands based company which is engaged in the business of the research, development, manufacturing and commercialization of biopharmaceutical product. Prior to his role as Chief Executive Officer of Grand Pharmaceutical Group Limited, from 2013 Mr. Zhou served as a Management Director in the Department of Legal Security for China Grand Enterprises, Inc., an investment company engaged in the operation and management of businesses covering pharmaceuticals and healthcare, commodity trading, real estate investment, financial service and other sectors. He earned his Bachelor in Law from Ocean University of China and a Master in International Law from the University of International Business and Economics. We believe that Mr. Zhou is qualified to serve on our Board of Directors due to his commercial experience in the biopharmaceutical industry.

Arrangements with Members of Our Board

On February 7, 2020, the Company closed (the “Closing”) a strategic transaction (the “CGP Transaction”) with Grand Decade Developments Limited, a direct, wholly-owned subsidiary of Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical & Healthcare Holdings Ltd.), a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”). In connection with the Closing, the Company entered into a Stockholders Agreement (the “Stockholders Agreements”) with each of CGP and Sirtex, pursuant to which, among other things, CGP exercised its option to nominate two (2) individuals to the Board and Sirtex exercised its option to nominate one (1) director to the Board. Pursuant to the Stockholders Agreements, CGP nominated Yuhang Zhao, Ph.D., and Chao Zhou to the Company’s Board, and Sirtex nominated Kevin R. Smith to the Company’s Board. On December 15, 2021, Dr. Zhao resigned from the Board and CGP exercised its option pursuant to its Stockholders Agreement and appointed Dr. Shi as her replacement. Additionally, pursuant to the CGP Stockholders Agreement, CGP is entitled to nominate up to two (2) replacement independent directors in the event that any independent director that was a director on the Board at the Closing resigns or otherwise ceases to be a director. On November 23, 2021, Robert E. Ward, former independent director, resigned from his position on the Board. CGP subsequently nominated Ms. Stephany Foster to the Board and on October 7, 2022, the Board formally appointed Ms. Foster as an independent director of the Board.

On August 31, 2018, OncoSec and Alpha Holdings, Inc. (“Alpha”) entered into a stock purchase agreement (the “Alpha Stock Purchase Agreement”), pursuant to which OncoSec agreed to issue and sell to Alpha shares of its common stock. Pursuant to the Alpha Stock Purchase Agreement, Alpha was given the option to nominate one individual to the Company’s Board. Mr. Kim was appointed to the Board in accordance with the terms of the Alpha Stock Purchase Agreement in conjunction with the closing of the transaction in December 2018.

Additionally, on August 13, 2021, of the Board of Directors formed a temporary Leadership Committee consisting of three board members, Dr. Margaret Dalesandro, Dr. Yuhang Zhao and Dr. Herbert Kim Lyerly, to lead all development efforts, with a focus on the Company’s lead asset, TAVO™, until a permanent Chief Executive Officer was hired. Subsequently, upon Dr. Dalesandro’s and Dr. Zhao’s resignation from the Board of Directors on December 13, 2021 and December 15, 2021, respectively, the Board of Directors appointed Dr. Linda Shi and Mr. Kevin Smith to serve on the Leadership Committee. On April 28, 2022, the Board of Directors approved the appointment of Robert H. Arch, Ph.D., as the Company’s President and Chief Executive Officer, after which the Leadership Committee was dissolved.

Other than as described above, there is no arrangement or understanding between any nominee and any other person or persons pursuant to which any nominee was or is to be selected as a director or director nominee of the Company. There are no family relationships between any of the directors or our executive officers.

Executive Officers

Set forth below is information regarding the current executive officers of the Company, including biographical summaries.

Name	Position(s) with the Company	Age	Officer Since
Robert H. Arch, PH.D	Chief Executive Officer and President	56	May 2022
George Chi	Chief Financial Officer	53	February 2022

Please see Item 10. Directors, Executive Officers and Corporate Governance—Board of Directors above for Dr. Robert H. Arch’s biography.

Mr. George Chi joined the Company from THPlasma, where he served as Chief Executive Officer since July 2020 and helped found the company’s plasma collection business and establish regular commercial sales. Prior to joining THPlasma, Mr. Chi served as Chief Financial Officer of CASI Pharmaceuticals, Inc. (“CASI”), a biopharmaceutical company focused on developing and commercializing innovative therapeutics and pharmaceutical products, from September 2018 to February 2020. Prior to joining CASI, Mr. Chi was Vice President of Finance at Flavors Holdings, Inc., a packaged food company, from October 2016 to September 2018, where he led the global accounting function, including financial reporting, planning, treasury, investor relations, tax and auditing with global sales in 90 countries. Prior to his time at Flavor Holdings, Inc. from 2014-2016, Mr. Chi was Chief Financial Officer at BPL Plasma, a large third party blood plasma collection business. From 2008-2013, Mr. Chi was finance director at Unilever PLC where he was responsible for leading the accounting function including financial reporting, annual budgeting and strategic planning. Mr. Chi holds a bachelor’s degree in engineering from Tsinghua University, Beijing, China and a M.B.A. in finance and operations from the Yale School of Management. He also holds certifications as a CPA and CFA.

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

Between August 1, 2021 and July 31, 2022 (“Fiscal Year 2022”), our Board of Directors held 15 meetings and took 10 actions by unanimous written consent.

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

Audit Committee

The primary functions of the Audit Committee are, among other things: overseeing our accounting and financial reporting processes and the audits of our financial statements and internal control over financial reporting; reviewing the policies and procedures adopted by the Company to fulfill its responsibilities regarding the fair and accurate presentation of financial statements; appointing, retaining and overseeing the work of our independent registered public accounting firm; reviewing and discussing reports from our independent registered public accounting firm regarding critical accounting policies and practices, alternative treatments of financial information and any material written communications between such firm and Management; reviewing and discussing with Management and our independent registered public accounting firm the Company’s financial statements and financial disclosures prior to the filing thereof in any report filed with the SEC; taking appropriate action to oversee and ensure the independence of our independent registered public accounting firm; and establishing procedures for the confidential and anonymous submission by our employees of concerns regarding questionable accounting or auditing matters. The Audit Committee met 5 times in Fiscal Year 2022.

Nasdaq has established rules and regulations regarding the composition of audit committees and the qualifications of audit committee members. Our Board of Directors has examined the composition of our Audit Committee and the qualifications of our Audit Committee members in light of the current rules and regulations governing audit committees. Based upon this examination, our Board of Directors has determined that each member of our Audit Committee is independent and is otherwise qualified to be a member of our Audit Committee in accordance with such rules. Ms. Foster, Dr. Lyerly and Mr. Kim currently serve on the Audit Committee.

Additionally, the U.S. Securities and Exchange Commission (“SEC”) requires that at least one member of the Audit Committee have a “heightened” level of financial and accounting sophistication. Such a person is known as the “audit committee financial expert” under the SEC’s rules. During his service on the board during fiscal year 2022, our Board determined that Dr. James DeMesa was an “audit committee financial expert,” as the SEC defines that term, and that each member of the Audit Committee has sufficient knowledge in reading and understanding the Company’s financial statements to serve on such committee. Dr. DeMesa resigned from his position on the Board on October 1, 2022. On October 7, 2022, Ms. Foster was appointed to the Board and Audit Committee, and concurrently our Board determined that Ms. Foster is an “audit committee financial expert,” as the SEC defines that term.

Compensation Committee

The primary functions of the Compensation Committee are, among other things: reviewing and approving compensation programs and arrangements applicable to our officers; determining the objectives of our executive officer compensation programs, including reviewing and establishing goals and objectives relevant to Chief Executive Officer compensation, and determining the extent to which they are achieved and any related compensation is earned; administering our incentive compensation and equity-based plans; reviewing Management’s risk assessment regarding the compensation policies and practices of the Company and taking steps to provide that such policies and practices do not encourage unnecessary or excessive risk-taking; and reviewing and approving director compensation and benefits. The Compensation Committee met 5 times in Fiscal Year 2022.

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

Nasdaq has established rules and regulations regarding the composition of compensation committees and the qualifications of compensation committee members. As a controlled company, we are not required to have a compensation committee composed entirely of independent directors. However, our Board of Directors has examined the composition of our Compensation Committee and the qualifications of our Compensation Committee members in light of the current rules and regulations governing compensation committees. Based upon this examination, our Board of Directors has determined that two members of our Compensation Committee are independent and all members are otherwise qualified to be a member of our Compensation Committee in accordance with such rules. Dr. Lyerly, Ms. Foster and Mr. Smith currently serve on the Compensation Committee.

Nominating and Corporate Governance Committee

The primary functions of the Nominating and Corporate Governance Committee are, among other things: assisting in the identification of nominees for election to our Board, consistent with qualifications and criteria approved by the Board; determining the composition of the Board and its committees; recommending to the Board the director nominees for the annual meeting of stockholders; establishing and monitoring a process of assessing the Board’s effectiveness; developing and overseeing a set of corporate governance guidelines and procedures; and overseeing the evaluation of the Board and the Company’s Management. The Nominating and Corporate Governance Committee met 2 times in Fiscal Year 2022.

Mr. Smith, Mr. Kim and Mr. Zhou currently serve on the Nominating and Corporate Governance Committee.

Nomination of Directors

Our Nominating and Corporate Governance Committee is responsible for identifying and evaluating individuals qualified to become directors and recommending these candidates to our Board for nomination or appointment.

Director Qualifications

In considering potential new directors, the Nominating and Corporate Governance Committee may review individuals from various disciplines and backgrounds. Among the qualifications to be considered in the selection of candidates are broad experience in business, finance or administration; familiarity with the Company’s industry; and prominence and reputation. Since prominence and reputation in a particular profession or field of endeavor are what bring most persons to the Board’s attention, there is further consideration of whether the individual has the time available to devote to the work of the Board and on one or more of its committees. To this end, our Corporate Governance Guidelines provide that no director is to hold more than four directorships of publicly traded companies, and no member of our Audit Committee is to sit on the Audit Committee of more than two other publicly traded companies. The Nominating and Corporate Governance Committee also reviews the activities and associations of each candidate to ensure there is no legal impediment, conflict of interest or other consideration that might hinder or prevent service on the Board. With respect to the nomination of continuing directors for re-election, an individual’s past contributions to the Board are also considered.

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

Code of Business Conduct and Ethics

The Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers and employees, including our principal executive officer and principal financial and accounting officer. The Code of Business Conduct and Ethics is available for review on our website at www.oncosec.com, on the Governance page under the Investors tab, and is also available in print, without charge, to any stockholder who requests a copy by writing to us at OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534, Attention: Investor Relations. We expect that any amendments to the Code of Business Conduct and Ethics, or any waivers of its requirements, will be disclosed on our website.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers, directors and persons who beneficially own more than 10% of our common stock to file reports of securities ownership and changes in such ownership with the SEC. To our knowledge, based solely on our review of such reports filed electronically with the SEC or written representations from persons subject to Section 16(a), we believe that during Fiscal Year 2022, all Section 16(a) reporting requirements applicable to our directors, executive officers and 10% stockholders were completed in a timely manner, except for a late Form 3 was filed by Dr. Linda Shi.

Family Relationships

There are no family relationships among our current directors and executive officers.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the total compensation awarded to, earned by or paid to those individuals who served as our named executive officers during Fiscal Year 2022.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)		Stock Awards ($)(2)	Option Awards ($)(2)	Nonequity Incentive Plan Compensation ($)	All Other Compensation ($)(3)	Total ($)
Robert H. Arch, Ph.D.	2022	106,827	50,000	(1)	–	429,167	–	2,331	588,325
President and Chief Executive Officer (4)	2021	–	–		–	–	–	–	–
George Chi	2022	161,539	–		–	–	–	4,154	165,693
Chief Financial Officer (5)	2021	–	–		–	–	–	–	–
Robert J. DelAversano	2022	330,265	70,875	(1)	–	–	–	9,006	410,146
VP, Finance, Treasurer and Secretary (6)	2021	270,285	83,500		66,850	150,373	–	7,391	578,399
Brian A. Leuthner	2022	58,317	–		–	–	–	344,881	403,198
Former Interim Chief Executive Officer, Former Chief Operating Officer (7)	2021	167,058	–		606,720	856,477	–	54,446	1,684,701
Kevin R. Smith	2022	–	–		–	–	–	–	–
Former Interim President and Chief Executive Officer (8)	2021	–	–		–	–	–	–	–

(1)	Reflects discretionary bonuses approved by the Compensation Committee on March 3, 2022 and a sign on bonus awarded on May 2, 2022. (See Compensation Matters below)

(2)	Amounts represent the aggregate grant date fair value of stock and option awards granted during each period, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 7—Stock-Based Compensation included in the consolidated financial statements in our Annual Report on Form 10-K for Fiscal Year 2022.

(3)

Amounts for fiscal year include for Mr. Arch: 401(k) Company match; for Mr. Chi: 401(k) Company match; for Mr. DelAversano: group term life insurance and 401(k) Company match; for Mr. Leuthner: severance pay of $344,881, 401(k) Company match and moving expenses.

(4)	Mr. Arch was appointed as our President and Chief Executive Officer effective May 2, 2022.

(5)	Mr. Chi was appointed as our Chief Financial Officer effective February 21, 2022.

(6)	Mr. DelAversano was appointed as the Company’s Treasurer and Secretary effective as of February 17, 2022.

(7)	Mr. Leuthner was appointed as the Company’s Chief Operating Officer effective as of February 2, 2021. Mr. Leuthner was appointed as the Company’s interim Chief Executive Officer effective as of June 24, 2021. Mr. Leuthner voluntarily resigned from his position effective as of August 13, 2021.

(8)	Mr. Smith served as interim President and Chief Executive Officer from February 17, 2022 through May 1, 2022. Mr. Smith received no compensation or benefits in connection with his appointment as the Company’s interim President and Chief Executive Officer.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information regarding equity awards held by the named executive officers as of July 31, 2022:

	Option Awards(1)							Stock Awards(2)
Name	Number of Securities Underlying Unexercised Options, Exercisable (#)		Number of Securities Underlying Unexercised Options, Not Exercisable (#)		Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(3)
Robert H. Arch, Ph.D.	175,000	(9)	525,000		0.8428	5/2/2032		–		–
	–		–		–	–		–		–
Robert J. DelAversano	54,000	(4)	–		1.56	4/14/2030		–		–
	15,750	(5)	11,250	(5)	3.82	8/24/2030		–		–
	21,875	(6)	13,125	(6)	3.16	6/28/2031		–		–
	–		–		–	–		3,281	(7)	2,363
Brian A. Leuthner	65,625	(8)	–		7.45	2/2/2031	(10)	–		–
	8,250	(6)	–		3.16	6/28/2031	(10)	–		–

(1)	Except as otherwise noted, all option awards reflect stock options granted under the OncoSec Medical Incorporated 2011 Stock Incentive Plan (the “2011 Plan”) that vest as follows: 25% of the shares subject to the award vested on the date of grant and 1/36th of the remaining 75% of the shares subject to the award will vest on each of the 36 monthly anniversaries of the date of grant, subject to continuing service by the named executive officer on each vesting date. Additionally, the stock options may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(2)	Except as otherwise noted, all stock awards reflect restricted stock units granted under the 2011 Plan that vest in full on the three-year anniversary of the date of grant. Additionally, the restricted stock units may vest immediately upon a corporate transaction or change in control, as defined in the 2011 Plan.

(3)	Determined by multiplying the unvested portion of the stock awards by $0.7202, the closing price of our common stock on July 29, 2022.

(4)	Represents an option award approved by our Compensation Committee and granted on April 14, 2020, subject to stockholder approval of an amendment to the Company’s 2011 Plan to increase the number of authorized shares. Our stockholders approved the 2011 Plan amendment on May 29, 2020. The options vested 25% on the date of the grant and the remainder vests quarterly over a three-year period from the date of grant. On August 24, 2020, the Compensation Committee approved the accelerated vesting of these awards and the awards were fully vested on such date.

(5)	Represents an option award approved by our Compensation Committee and granted on August 24, 2020. The options vest quarterly over a three-year period from the date of grant.

(6)	Represents an option award approved by our Compensation Committee and granted on June 28, 2021. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

(7)	Represents a restricted stock unit award granted on February 1, 2021. The units vest in equal quarterly installments of 1,904 units beginning on May 1, 2021 and ending on February 1, 2023.

(8)	Represents a one-time inducement option award granted outside of the 2011 Plan on February 2, 2021. The options vested 25% on the date of the grant and the remainder vests quarterly over a two-year period from the date of grant.

(9)	Represents a one-time inducement option award granted outside of the 2011 Plan on May 2, 2022. The options vest quarterly over a one-year period commencing on July 31, 2022.

(10)	Mr. Leuthner voluntarily resigned from his position effective as of August 13, 2021 and 109,125 unvested options and 144,000 restricted stock units were forfeited on such date. 73,875 vested stock options remained exercisable for 12 months after the resignation date.

Compensation Matters

Cash Bonuses

On March 3, 2022, the Compensation Committee approved discretionary cash bonus awards to certain of our employees, including our named executive officers, as follows: Mr. DelAversano received a cash bonus of $70,875.

On May 2, 2022, Mr. Arch was given a signing bonus equal to $150,000, payable in three installments over Mr. Arch’s first year of employment, provided that Mr. Arch is employed on each applicable installment date.

Equity Awards

The named executive officers received grants of equity awards in Fiscal Year 2022 as described below.

Robert H. Arch, Ph.D.

On May 2, 2022, in connection with the appointment of Mr. Arch as the Company’s President and Chief Executive Officer, Mr. Arch received a one-time inducement award of 700,000 stock options to purchase the Company’s common stock. The options vest quarterly over a one-year period commencing on July 31, 2022.

Employment Agreements

The following is a description of the employment agreement for Mr. Arch, our President and Chief Executive Officer.

On April 28, 2022, we entered into an executive employment agreement with Mr. Arch, our President and Chief Executive Officer. The employment agreement provides for the following, among other things:

●	An initial annual base salary of $505,000 in cash;

●	As a one-time grant in connection with his appointment as President and Chief Executive Officer, a one-time inducement award of 700,000 stock options to purchase the Company’s common stock. The options vest quarterly over a one-year period commencing on July 31, 2022;

●	Eligibility to receive an annual performance-based bonus in a target amount of 40% of Mr. Arch’s annual base salary. Mr. Arch shall be eligible for a pro-rated annual bonus for Fiscal Year 2022;

●	A signing bonus equal to $150,000, payable in three installments over Mr. Arch’s first year of employment, provided that Mr. Arch is employed on each applicable installment date;

●	If Mr. Arch’s employment is terminated by the Company without cause, or if Mr. Arch terminates his employment with the Company for good reason, Mr. Arch will be entitled to a payment equal to (i) six months base salary, if such termination occurs during Mr. Arch’s first year of employment; (ii) nine months base salary, if such termination occurs during Mr. Arch’s second year of employment; or (iii) twelve months base salary, if such termination occurs after Mr. Arch’s second year of employment; and

●	Certain additional benefits, including reimbursement of certain relocation expenses and other benefits customarily made available to our other senior employees.

We do not have employment agreements with Mr. DelAversano and Mr. Chi and did not enter into employment agreements with Mr. Leuthner prior to his resignation. However, we entered into offer letters on February 1, 2021 with Mr. Leuthner and on January 28, 2022 with Mr. Chi, which provided for the following, among other things:

Terms of Mr. Leuthner’s offer letter:

●	An initial annual base salary of $365,000 in cash;

●	Eligibility to receive a performance bonus of 35% of base salary; and

●	As a one-time grant in connection with his appointment as Chief Operating Officer, an appointment stock option award to purchase up to 150,000 shares of our common stock.

Terms of Mr. Chi’s offer letter:

●	An initial annual base salary of $400,000 in cash; and

●	Eligibility to receive a performance bonus of 25% of base salary commencing in calendar year 2023.

Other Elements of Compensation

Health and Welfare Plans

Our executive officers are eligible to participate in our employee benefit plans, including our health and welfare plans, on the same basis as our other employees.

401(k) Plan

We currently maintain a defined contribution savings plan pursuant to Section 401(k) of the Internal Revenue Code of 1986, as amended. The plan is for the benefit of all qualifying employees, including our executive officers, and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to maximum limits imposed by the Internal Revenue Service. The terms of the plan allow for discretionary employer contributions, and we currently match 100% of each employee’s contributions, up to a maximum of 3% of such employee’s annual compensation.

DIRECTOR COMPENSATION

Director Compensation Policy

The Board determines the form and amount of director compensation after its review of recommendations made by the Compensation Committee. Directors who are also employees of our Company do not receive any separate compensation for their service as directors, except that all directors receive reimbursement for reasonable out-of-pocket expenses incurred in attending Board or Board committee meetings or otherwise in connection with performance of their duties as directors. Under our director compensation policy in place for Fiscal Year 2022, our directors’ cash compensation was as follows:

●	Non-employee independent directors receive annual cash compensation of $50,000 for services as a director. Non-independent directors do not receive cash compensation;

●	The Chair of the Board receives additional annual cash compensation of $40,000 for services in such capacity; and

●	The Committee Chairs and Committee Members receive additional annual cash compensation as follows:

i)	Audit Committee Chair - $17,000
ii)	Audit Committee Member - $8,500
iii)	Compensation Committee Chair - $15,000
iv)	Compensation Committee Member - $7,500
v)	Nominating and Corporate Governance Committee Chair - $10,000
vi)	Nominating and Corporate Governance Committee Member - $5,000

In addition, each non-employee independent director will receive a stock option award of 50,000 upon election and 25,000 annually thereafter.

Director Compensation Table

The following table provides information about the compensation of our non-employee directors for Fiscal Year 2022:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)(1)(6)	Total ($)
Robert E. Ward (2)	36,000	–	–	36,000
Dr. James M. DeMesa, M.D. (3)	81,624	–	–	81,624
Margaret Dalesandro, Ph.D. (4)	101,639	–	–	101,639
Joon Kim	9,864	–	–	9,864
Dr. Herbert Kim Lyerly, M.D.	240,500	–	–	240,500
Yuhang Zhao, Ph.D. (5)	62,000	–	–	62,000
Chao Zhou	–	–	–	–
Kevin R. Smith	–	–	–	–
Dr. Linda Shi, M.D., Ph.D.	–	–	–	–

(1)	Amounts represent the aggregate grant date fair value of option awards computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 Share Based Payments (“FASB Topic 718”). For a description of the assumptions and methodologies used to calculate these amounts, see Note 7—Stock-Based Compensation to our consolidated financial statements included elsewhere in this Form 10-K.

(2)	Mr. Ward resigned from the Company’s Board on November 23, 2021.

(3)	Dr. DeMesa resigned from the Company’s Board on October 1, 2022.

(4)	Dr. Dalesandro resigned from the Company’s Board on December 13, 2021.

(5)	Dr. Zhao resigned from the Company’s Board on December 15, 2021.

(6)	As of July 31, 2022, the number of shares subject to all outstanding option awards and stock awards held by our non-employee directors were as follows:

Director	Number of Shares Subject to Option Awards	Number of Shares Subject to Stock Awards
Robert E. Ward	56,250	—
Dr. James M. DeMesa, M.D.	112,500	—
Margaret Dalesandro, Ph.D.	71,875	—
Joon Kim	65,000	—
Dr. Herbert Kim Lyerly, M.D.	75,000	—
Yuhang Zhao, Ph.D.	27,083	—
Chao Zhou	50,000	—
Kevin R. Smith	50,000	—
Dr. Linda Shi, M.D., Ph.D.	—	—

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The table below sets forth certain information regarding the beneficial ownership of our common stock of (i) each person who, to our knowledge, owns more than 5% of our common stock as of October 18, 2022, (ii) each of our directors and named executive officers (consisting of the persons described under “Executive Compensation” above), and (iii) all of our current directors and executive officers as a group. Unless otherwise indicated in the footnotes to the table below, the address of each person named in the table is: c/o OncoSec Medical Incorporated, 24 N. Main Street, Pennington, NJ 08534.

Beneficial ownership is determined and calculated in accordance with applicable SEC rules, and generally includes sole or shared voting and/or investment power with respect to securities. These rules provide that shares of our common stock subject to options, warrants, restricted stock units or other rights that are currently exercisable or subject to vesting within 60 days after October 18, 2022 are deemed to be beneficially owned and outstanding for purposes of computing the share and percentage ownership of the person holding such options, warrants, restricted stock units or other rights, but are not deemed outstanding for computing the percentage ownership of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (No. of Shares)	Percentage Beneficially Owned (%)(1)
Directors and Named Executive Officers
Robert H. Arch, Ph.D.(2)	350,000	*
George Chi	-	-
Robert J. DelAversano(3)	121,570	*
Brian A. Leuthner(4)	34,387	*
Dr. James M. DeMesa, M.D.(5)	114,750	*
Joon Kim(6)	60,833	*
Dr. Herbert Kim Lyerly, M.D.(7)	75,000	*
Kevin R. Smith(8)	45,833	*
Chao Zhou(8)	45,833	*
Dr. Linda Shi, M.D., Ph.D.	-	-
Stephany Foster	-	-
All directors, nominees and current executive officers as a group (11 persons)	848,206	2.11
5% Stockholders
Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical & Healthcare Holdings Ltd.) and Grand Decade Developments Limited(9)	16,798,036	42.6
Sirtex Medical US Holdings, Inc.(10)	3,359,607	8.5
Avidity Partners Management LP(11)	2,945,000	7.5

* Indicates beneficial ownership of less than 1% of the total outstanding stock.

(1)	Based on 39,396,309 shares of our common stock issued and outstanding as of October 18, 2022. Except as otherwise indicated, we believe the beneficial owners of our common stock listed in this table, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 350,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 18, 2022.

(3)	Includes 1,093 RSUs to be vested and 99,406 stock options that are vested or will vest within 60 days after May 18, 2022.

(4)	Mr. Leuthner voluntarily resigned as the Company’s Chief Operating Officer and Interim Chief Executive Officer on August 13, 2021.

(5)	Includes 112,500 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 18, 2022.

(6)	Includes 60,833 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 18, 2022.

(7)	Includes 75,000 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 18, 2022.

(8)	Includes 45,833 shares of common stock issuable upon exercise of options currently exercisable or exercisable within 60 days after October 18, 2022.

(9)	Based solely upon a Form 4 filed on April 26, 2021 by Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical & Healthcare Holdings Ltd.) (“CGP”) and Grand Decade Developments Limited (“Grand Decade”). CGP and Grand Decade may each be deemed to beneficially own 16,798,036 shares of our common stock and have shared dispositive power as to 16,798,036 shares of our common stock. The address of CGP and Grand Decade is Unit 3302,33/F, The Center, 99 Queen’s Road Central, Hong Kong.

(10)	Based solely upon a Form 4 filed on April 26, 2021 by Sirtex Medical US Holdings, Inc. (“Sirtex”). Sirtex beneficially owns 3,359,607 shares of our common stock and has sole dispositive power as to 3,359,607 shares of our common stock. The address of Sirtex is 300 Unicorn Park Drive, Woburn MA 01801, USA.

(11)	Based solely upon a Schedule 13G/A filed on February 14, 2022 by Avidity Partners Management LP, Avidity Partners Management (GP) LLC, Avidity Capital Partners Fund (GP) LP, Avidity Capital Partners (GP) LLC, Avidity Master Fund LP, David Witzke, and Michael Gregory (“Avidity”). Avidity beneficially owns 2,945,000 shares of our common stock and has sole dispositive power as to 2,945,000 shares of our common stock. The address of Avidity is 2828 N Harwood Street, Suite 1220 Dallas, Texas 75201.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of July 31, 2022 regarding compensation plans under which our equity securities are authorized for issuance:

	Equity Compensation Plan Information
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders	1,811,249	(1)	$2.77	1,775,433	(2)
Equity compensation plans not approved by security holders	1,195,781	(3)	$2.37	-
TOTAL	3,007,030		$2.61	1,775,433

(1)	1,751,624 of these shares were subject to stock options outstanding under the 2011 Plan and 59,625 were subject to restricted stock units outstanding under the 2011 Plan.

(2)	Represents (i) an aggregate of 1,748,639 shares of common stock available for future issuance under the 2011 Plan, and (ii) an aggregate of 26,794 shares of common stock available for future issuance under the OncoSec Medical Incorporated 2015 Employee Stock Purchase Plan.

(3)	Represents (i) 1,195,781 stock option awards that were not granted under the 2011 Plan. These out-of-plan stock option awards were granted as follows: (i) a stock option award to purchase up to 300,000 shares on October 9, 2020 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant and remaining 75% cliff vesting at 1 year anniversary; (ii) a stock option award to purchase up to 150,000 shares on February 2, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (iii) a stock option award to purchase up to 35,000 shares on February 2, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (iv) a stock option award to purchase up to 35,000 shares on February 18, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (v) a stock option award to purchase up to 35,000 shares on May 17, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% vested at grant remaining 75% vesting quarterly over 2 years; (vi) a stock option award to purchase up to 35,000 shares on June 14, 2021 to a new employee as an inducement material to entering into employment with the Company, 25% at grant remaining 75% vesting quarterly over 2 years; and (vii) a stock option award to purchase up to 700,000 shares on May 2, 2022 to a new employee as an inducement material to entering into employment with the Company, vesting quarterly over a one-year period commencing on July 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Except for employment arrangements and compensation for Board service, which are described under “Executive Compensation” above, during Fiscal Year 2022, there has not been, nor is there currently proposed, any transaction in which we are or were a participant, the amount involved exceeds the lesser of $120,000 or 1% of the average of our total assets at year-end for the last two completed fiscal years, and any of our directors, executive officers, holders of more than 5% of our common stock or any immediate family member of any of the foregoing had or will have a direct or indirect material interest.

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

Director Independence and Controlled Company Exemption

The Company’s common stock is listed on the Nasdaq Capital Market. The rules of Nasdaq require our Board to make an affirmative determination as to the independence of each director, and require a majority of the Company’s directors be “independent directors,” as defined by Nasdaq rules. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a company’s audit, compensation and nominating committee be independent. Audit committee and compensation committee members must also satisfy enhanced independence criteria under certain SEC rules and corresponding Nasdaq rules.

Consistent with these rules, our Board undertook its annual review of director independence on May 30, 2022, and subsequently as needed as new directors have joined the Board. During the review, our Board considered relationships and transactions during Fiscal Year 2021 and 2022 and since inception between each director or any member of his immediate family, on the one hand, and the Company and our subsidiaries and affiliates, on the other hand. The purpose of this review was to determine whether any such relationships or transactions were inconsistent with a determination that the director is independent. Based on this review, our Board determined that Ms. Stephany Foster, Dr. Herbert Kim Lyerly and Mr. Joon Kim are independent under the criteria established by Nasdaq and our Board.

Upon the Closing of the CGP Transaction described above, CGP and Sirtex, acting as a “group” for purposes of Section 13(d) of the Exchange Act, collectively beneficially owns common stock representing more than 50% of the voting power of our Common Stock eligible to vote in the election of directors. As a result, we qualify as a “controlled company” and avail ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we are not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. In light of our status as a controlled company, our Board has determined to utilize the majority board independence exemption and the exemption applying to compensation committee member independence.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents the aggregate fees billed to the Company for professional services rendered by Mayer Hoffman McCann P.C. (“MHM”) in our fiscal years ended July 31, 2022 and 2021.

	Fiscal Year
	2022	2021

Audit Fees (1)	$327,548	$345,548
Audit Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total (5)	$327,548	$345,548

(1)	Audit Fees consist of fees for professional services rendered by MHM for the audit of our annual consolidated financial statements and review of our interim consolidated financial statements included in our quarterly reports on Form 10-Q, as well as audit services that are normally provided in connection with other statutory and regulatory filings, including consents related to registration statements on Forms S-3 and S-8, and prospectus supplement review or comfort letter preparation related thereto.

(2)	Audit-Related Fees consist of fees for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported as Audit Fees. No such fees were billed by MHM for these services during the periods presented.

(3)	Tax Fees consist of fees for professional services rendered for tax compliance, tax advice and tax planning. No such fees were billed by MHM for these services during the periods presented.

(4)	All Other Fees consist of fees billed for all products and services provided that are not included in (1), (2) and (3) above. No such fees were billed by MHM for any such services during the periods presented.

(5)	Substantially all MHM’s personnel, who work under the control of MHM shareholders, are employees of wholly-owned subsidiaries of CBIZ, Inc., which provides personnel and various services to MHM in an alternative practice structure.

Pre-Approval Policies and Procedures

Our Audit Committee’s charter requires this Committee to pre-approve all audit and permissible non-audit services to be performed for the Company by our independent registered public accounting firm, as well as the fees and terms for these services, subject to certain exceptions for “de minimis” amounts as permitted by applicable SEC rules. In considering such services and fees for approval, the Audit Committee considers whether the provision of the services and the payment of the related fees are compatible with maintaining the independence of our independent registered public accounting firm.

All of the fees and services provided by MHM described in the table above were authorized and approved by the Audit Committee in compliance with these pre-approval policies and procedures.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of OncoSec Medical Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of OncoSec Medical Incorporated (the “Company”) as of July 31, 2022 and 2021, and the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the years in the two-year period ended July 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of July 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended July 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) related to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there were no critical audit matters.

/s/ Mayer Hoffman McCann P.C.

We have served as the Company’s auditor since 2011.

San Diego, California

October 31, 2022

OncoSec Medical Incorporated

Consolidated Balance Sheets

	July 31, 2022	July 31, 2021
Assets
Current assets
Cash and cash equivalents	$12,299,740	$45,951,233
Prepaid expenses and other current assets	2,932,731	3,228,191
Total Current Assets	15,232,471	49,179,424
Property and equipment, net	978,614	928,821
Intangible assets, net	378,529	448,412
Operating lease right-of-use assets	4,665,515	5,445,744
Other long-term assets	623,239	273,523
Total Assets	$21,878,368	$56,275,924

Liabilities and Stockholders’ Equity

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,208,222	$5,561,645
Accrued compensation related	376,977	320,655
Operating lease liabilities	1,111,571	845,483
Notes payable	936,558	1,234,133
Total Current Liabilities	6,633,328	7,961,916
Operating lease liabilities, net of current portion	4,126,636	5,238,207
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	15,759,964	18,200,123

Commitments and Contingencies (Note 9)

Stockholders’ Equity
Common stock authorized - 100,000,000 common shares with a par value of $0.0001 as of July 31, 2022 and July 31, 2021, common stock issued and outstanding 39,381,129 and 39,152,610 common shares as of July 31, 2022 and July 31, 2021, respectively	3,938	3,916
Additional paid-in capital	288,233,186	286,337,291
Warrants issued and outstanding - 1,706,190 warrants as of July 31, 2022 and July 31, 2021	3,591,734	3,591,734
Accumulated other comprehensive income (loss)	247,211	(79,109)
Accumulated deficit	(285,957,665)	(251,778,031)
Total Stockholders’ Equity	6,118,404	38,075,801
Total Liabilities and Stockholders’ Equity	$21,878,368	$56,275,924

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Operations

	Year Ended	Year Ended
	July 31, 2022	July 31, 2021
Revenue	$-	$-
Expenses:
Research and development	25,821,543	34,097,641
General and administrative	11,190,519	14,282,417
Loss from operations	(37,012,062)	(48,380,058)
Gain on extinguishment of debt	-	960,790
Other (loss) income, net	28,857	(704)
Interest expense	(20,925)	(15,857)
Foreign currency exchange loss	(509,652)	(144,085)
Loss before income taxes	(37,513,782)	(47,579,914)
Income tax benefit	(3,334,148)	(2,412,183)
Net loss	$(34,179,634)	$(45,167,731)
Basic and diluted net loss per common share	$(0.87)	$(1.37)
Weighted average shares used in computing basic and diluted net loss per common share	39,304,263	32,903,366

The accompanying notes are an integral part of these consolidated financial statements.

F-3

OncoSec Medical Incorporated

Consolidated Statements of Comprehensive Loss

	Year Ended	Year Ended
	July 31, 2022	July 31, 2021

Net Loss	$(34,179,634)	$(45,167,731)
Foreign currency translation adjustments	326,320	(59,605)
Comprehensive Loss	$(33,853,314)	$(45,227,336)

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Deficit	Equity
Balance, July 31, 2020	23,054,474	2,305	214,789,808	3,114,288	5,708,127	(19,504)	(206,610,300)	13,870,436
Common stock issued for employee stock purchase plan	3,795	—	9,973	—	—	—	—	9,973
Exercise of common stock warrants	1,389,261	139	6,580,106	(1,389,261)	(1,787,294)	—	—	4,792,951
Exercise of common stock options	377,361	38	636,955	—	—	—	—	636,993
Stock-based compensation expense	178,540	19	5,137,049	—	—	—	—	5,137,068
Tax withholdings paid on equity awards	—	—	(238,976)	—	—	—	—	(238,976)
Tax shares sold to pay for tax withholdings on equity awards	—	—	220,490	—	—	—	—	220,490
Cancellation of expired warrants	—	—	329,099	(18,837)	(329,099)	—	—	—
August 2020 Registered Direct Offering, net of $1,464,276 issuance costs	4,608,589	461	13,513,177	—	—	—	—	13,513,638
January 2021 Public Offering, net of $2,970,165 issuance costs	7,711,284	771	39,055,562	—	—	—	—	39,056,333
Purchase of shares under CGP and Sirtex stock purchase agreements	1,691,806	169	5,836,562	—	—	—	—	5,836,731
Common stock issued for services	137,500	14	467,486	—	—	—	—	467,500
Other comprehensive loss	—	—	—	—	—	(59,605)	—	(59,605)
Net loss	—	—	—	—	—	—	(45,167,731)	(45,167,731)
Balance, July 31, 2021	39,152,610	$3,916	$286,337,291	1,706,190	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801
Common stock issued for employee stock purchase plan	3,000	—	2,100	—	—	—	—	2,100
Exercise of common stock options	130,000	13	202,787	—	—	—	—	202,800
Stock-based compensation expense	83,019	8	1,649,678	—	—	—	—	1,649,686
Tax withholdings paid on equity awards	—	—	(47,515)	—	—	—	—	(47,515)
Tax shares sold to pay for tax withholdings on equity awards	—	—	46,346	—	—	—	—	46,346
Common stock issued for services	12,500	1	42,499	—	—	—	—	42,500
Other comprehensive income	—	—	—	—	—	326,320	—	326,320
Net loss	—	—	—	—	—	—	(34,179,634)	(34,179,634)
Balance, July 31, 2022	39,381,129	$3,938	$288,233,186	1,706,190	$3,591,734	$247,211	$(285,957,665)	$6,118,404

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Consolidated Statements of Cash Flows

	Year Ended	Year Ended
	July 31, 2022	July 31, 2021
Operating activities
Net loss	$(34,179,634)	$(45,167,731)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	257,286	236,864
Amortization of right-of-use assets	809,030	841,299
Stock-based compensation	1,649,686	5,137,068
Common stock issued for services	42,500	467,500
Foreign currency exchange loss	509,652	144,085
Gain on extinguishment of debt	-	(960,790)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,323,584	613,432
Other long-term assets	(380,083)	49,854
Accounts payable and accrued liabilities	(1,381,199)	(2,561,215)
Accrued compensation related	56,322	35,528
Operating lease liabilities	(845,483)	(629,928)
Net cash used in operating activities	(32,138,339)	(41,794,034)

Investing activities
Purchases of property and equipment	(244,857)	(304,603)
Purchase of intangible assets	-	(495,000)
Net cash used in investing activities	(244,857)	(799,603)

Financing activities
Proceeds from issuance of common stock through ESPP	2,100	9,973
Proceeds from issuance of common stock and/or warrants	-	57,004,412
Payment of financing and offering costs	(39,794)	(4,434,441)
Proceeds from exercise of stock options	202,800	636,993
Proceeds from exercise of warrants	-	4,792,951
Purchase of shares under CGP and Sirtex stock purchase agreements	-	5,836,731
Principal payments on notes payable	(1,325,560)	(619,105)
Tax withholdings paid on equity awards	(47,515)	(238,976)
Tax shares sold to pay for tax withholdings on equity awards	46,346	220,490
Proceeds from co-promotion agreement	-	5,000,000
Net cash provided by (used in) financing activities	(1,161,623)	68,209,028
Effect of exchange rate changes on cash	(106,674)	(18,620)
Net increase (decrease) in cash and cash equivalents	(33,651,493)	25,596,771
Cash and cash equivalents, at beginning of year	45,951,233	20,354,462
Cash and cash equivalents, at end of year	$12,299,740	$45,951,233

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$20,925	$10,302
Income taxes	$2,969	$4,992
Noncash investing and financing transactions:
Expiration of warrants	$-	$329,099
Increase in right-of-use assets and operating lease liabilities resulting from contract modification	$-	$338,819
Note issued for insurance premium	$1,027,986	$1,355,919

The accompanying notes are an integral part of these consolidated financial statements.

OncoSec Medical Incorporated

Notes to Consolidated Financial Statements

Note 1 – Nature of Operations and Basis of Presentation

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

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics delivered by electroporation (“EP”) to stimulate and augment anti-tumor immune responses for the treatment of cancers. Its core technology, ImmunoPulse®, is a drug-device therapeutic modality platform comprised of a proprietary OncoSec Medical System EP device (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that enables transient expression of recombinant therapeutic molecules in cells. The OMS EP Device is designed to promote cellular uptake of plasmid DNA injected directly into solid tumors to allow subsequent expression of the encoded therapeutic protein. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator and disposable applicator. The Company’s lead product candidate is a plasmid encoding interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ into cells in tumor lesions, with the aim of reversing the immunosuppressive microenvironment in the treated tumor and elicit systemic tumor-specific immune responses in cancer patients. Activation of an appropriate anti-tumor inflammatory response in the treated lesion can drive the immune system to mount a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™-EP for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits to achieve faster registration of a therapeutic product.

The Company’s primary focus is to pursue its study of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma. During October of 2022, due to the Company’s financial position the Company decreased all clinical activity outside of its melanoma clinical pipeline, including trials and studies involving triple negative breast cancer (“TNBC”) and squamous cell carcinoma head and neck cancer.

The Company’s KEYNOTE-695 clinical trial is a registration-directed, Phase 2b open-label, single-arm, multicenter trial in approximately 100 patients treated with TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma, being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 trial. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the trial sponsor and is responsible for external costs. The trial completed enrollment of Cohort 1 in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who were exposed to treatment with ipilimumab and progressed on prior anti-PD-1 checkpoint inhibitor. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulseTM generator and Series 3 Applicator), in preparation for seeking FDA approval. Database lock for the 105 patients enrolled in Cohort 1 is November 2022 and the final data analyses of the primary and secondary endpoints are expected to be available during the first quarter of 2023 and fourth quarter of 2022, respectively.

The Company’s KEYNOTE-890 clinical trial is a Phase 2, open-label, single-arm, multicenter trial conducted in the United States and Australia to evaluate the safety and efficacy of TAVO™-EP in combination with KEYTRUDA® in patients with inoperable locally advanced or metastatic TNBC who have previously failed at least one systemic chemotherapy or immunotherapy (Cohort 1) or TAVO™-EP in combination with KEYTRUDA® and chemotherapy in patients with inoperable locally advanced or metastatic TNBC who have had no prior systemic therapy in the advanced or metastatic setting (Cohort 2).

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with a subsidiary of Merck with respect to the KEYNOTE-890 trial, Cohort 1. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as be responsible for its own internal costs. The Company is the trial sponsor and is responsible for external costs. In June 2020, the Company amended its second clinical trial collaboration and supply agreement to include KEYNOTE-890, Cohort 2, for the frontline treatment of patients with inoperable locally advanced or metastatic TNBC with the combination of TAVO-EP, KEYTRUDA, and chemotherapy. Enrollment of Cohort 1 was completed (26 patients) in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021. Due to slow enrollment and competing studies in front-line TNBC, recruitment on Cohort 2 has been halted as of October 2022. The Company has deferred further development of TAVO™-EP for the treatment of TNBC in order to focus its efforts and resources on our ongoing development of TAVO™-EP in melanoma.

In May 2019, the Company supported commencement of an investigator-initiated Phase 1 clinical trial conducted by the University of California San Francisco (“UCSF”) Helen Diller Family Comprehensive Cancer Center. This trial targets patients with Squamous Cell Carcinoma of the Head & Neck and is a single-arm open-label clinical trial in which 68 evaluable patients will receive TAVO™-EP, KEYTRUDA® and epacadostat. Recruitment on this trial was halted for strategic reasons in June 2021.

In August 2020, the Company supported commencement of an investigator-initiated Phase 2 clinical trial conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™-EP as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This trial has been designed to evaluate whether the addition of TAVO™-EP can increase the published anti-tumor response observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This trial began enrolling patients in December of 2020. Enrollment for this trial is expected to be completed in 2023. Preliminary data from this trial will be presented at an international medical conference, the Society for Immunotherapy of Cancer (SITC), in November 2022.

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

The Company intends to continue to pursue potential new trials and studies related to TAVO™-EP, in various tumor types. In addition, the Company is also developing its next-generation EP device and applicator, including advancements toward prototypes, pursuing discovery research to identify other product candidates that, similar to IL-12, can be encoded into plasmid-DNA and delivered, using our proprietary delivery and application method, intratumorally using EP. For example, the Company has been, and intends to continue once the Company’s financial position allows, developing proprietary technology to potentially treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions through the direct delivery of plasmid encoded therapeutics with the VLA. While currently paused to focus activities on melanoma and clinical stage programs, the Company intends to continue this work in the future.

The VLA is intended and may be designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLOTM EP generator and Cliniporator®, and is expected to enable transfection of immunologically relevant genes into cells located in visceral primary or metastatic tumor lesions. In early 2020, the Company had two poster presentations, one at the Society for Interventional Oncology and one at the Society for Interventional Radiology, where it presented preclinical data pertaining to visceral delivery of plasmid-based therapeutics. Additionally, the Company has successfully completed several large animal studies to assess VLA design. The Company expected to bring a VLA into the clinic in 2023. However, this timeline is under evaluation and may extend beyond 2023. The Company believes that the flexibility of the Company’s proprietary plasmid-DNA technology allows the Company to deliver other immunologically relevant molecules into the tumor microenvironment in addition to the delivery of plasmid-DNA encoding for IL-12.

Note 2 – Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, OncoSec Medical Australia PTY LTD. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The accompanying consolidated financial statements have been prepared in conformity with U.S. GAAP, which requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Significant accounting estimates related to the Company’s ability to continue as a going concern and certain calculations related to that determination. The Company bases its estimates on historical experience and on various other assumptions that it believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. On an ongoing basis, the Company reviews its estimates to ensure that they appropriately reflect changes in the business or as new information becomes available. Actual results may differ from these estimates.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and $250,000 AUD (approximately $175,000 USD) insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and Management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of July 31, 2022 and July 31, 2021.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of July 31, 2022 and July 31, 2021, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	July 31, 2022	July 31, 2021
Stock options	2,947,405	3,111,642
Restricted stock units	59,625	442,749
Warrants	1,706,190	1,706,190
Total	4,713,220	5,260,581

Stock-Based Compensation

The Company grants equity-based awards (typically stock options or restricted stock units) under its stock-based compensation plan and occasionally outside of its stock-based compensation plan, with terms generally similar to the terms under the Company’s stock-based compensation plan. The Company estimates the fair value of stock option awards using the Black-Scholes option valuation model. For employees, directors and consultants, the fair value of the award is measured on the grant date. The fair value amount is then recognized over the period during which services are required to be provided in exchange for the award, usually the vesting period. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. The Company estimates the fair value of restricted stock unit awards based on the closing price of the Company’s common stock on the date of grant.

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

Assets and liabilities of the Company’s subsidiary are translated into U.S. Dollars at period-end foreign exchange rates, and revenues and expenses are translated at average rates prevailing throughout the period. Translation adjustments are included in “Accumulated other comprehensive income” as a separate component of stockholders’ equity, and in the “Effect of exchange rate changes on cash,” on the Company’s consolidated statements of cash flows. Transaction gains and losses including intercompany transactions denominated in a currency other than the functional currency of the entity involved are included in “Foreign currency exchange gain (loss), net” on the Company’s consolidated statements of operations.

Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) includes foreign currency translation adjustments related to the Company’s subsidiary in Australia and is excluded from the accompanying consolidated statements of operations.

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 43.5% credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses

The CARES Act

On March 27, 2020, the president signed into law the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) providing nearly $2 trillion in economic relief to eligible businesses impacted by the coronavirus outbreak. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer social security payments, net operating loss (“NOL”) utilization and carryback periods, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. In addition to the loan under the Paycheck Protection Program (the “PPP”) under the CARES Act received in April 2020 (see Note 5), the Company continues to review, and intends to seek, any other available potential benefits under the CARES Act as well as any future legislation signed into law during 2022. Other than the forgiveness of the PPP loan, the effects of the CARES Act did not have a significant impact on the Company’s consolidated financial statements during the year ended July 31, 2022 and 2021.

Recent Accounting Pronouncements

No recent accounting pronouncements are anticipated to have an impact on or related to the Company’s financial condition, results of operations, or related disclosures.

Note 3 – Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $286 million as of July 31, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of October 17, 2022, the Company had cash and cash equivalents of $6.7 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

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

Note 4 – Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	July 31, 2022	July 31, 2021
Equipment and furniture	$1,944,540	$1,919,301
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	446,367	234,409
Property and equipment, gross	2,532,800	2,295,603
Accumulated depreciation and amortization	(1,554,186)	(1,366,782)
Total	$978,614	$928,821

Depreciation and amortization expense recorded for the years ended July 31, 2022 and 2021 was approximately $0.2 million.

Intangible Assets

Intangible assets, net, is comprised of the following:

	July 31, 2022	July 31, 2021
License	$495,000	$495,000
Accumulated amortization	(116,471)	(46,588)
Total	$378,529	$448,412

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

Intangible asset amortization expense recorded for the year ended July 31, 2022 and 2021 was approximately $70,000 and $47,000, respectively.

At July 31, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2023	$69,882
2024	69,882
2025	69,882
2026	69,882
2027	69,882
Thereafter	29,119
Total	$378,529

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	July 31, 2022	July 31, 2021
Research and development costs	$3,210,627	$4,206,926
Professional services fees	877,411	1,229,040
Other	120,184	125,679
Total	$4,208,222	$5,561,645

Accrued Compensation

Accrued compensation is comprised of the following:

	July 31, 2022	July 31, 2021
Accrued payroll	$311,662	$311,590
401K payable	7,333	9,065
Accrued severance	57,982	-
Total	$376,977	$320,655

Note 5 – Notes Payable

On April 27, 2020, the Company was granted a two-year loan (the “Loan”) from the Banc of California in the aggregate amount of $952,744, pursuant to the PPP under the CARES Act, which was enacted March 27, 2020. Interest accrued at 1% per year, effective on the date of initial disbursement.

The Company submitted its application for full loan forgiveness on January 6, 2021. On February 12, 2021, the Company received notice that the full Loan amount of $952,744 and $8,046 of accrued interest had been forgiven. As a result, the Company recorded a $960,790 gain on extinguishment of debt in its consolidated statement of operations for the year ended July 31, 2021.

On July 1, 2021, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,355,919, which would accrue interest at 2.894% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $125,056, including interest starting on July 18, 2021. On July 31, 2022 and 2021, the outstanding balances related to this finance agreement were $0 and $1,234,133, respectively.

On July 11, 2022, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,027,986, which would accrue interest at 5.248% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $95,923, including interest starting on July 18, 2022. At July 31, 2022, the outstanding balance related to this finance agreement was $936,558.

Future minimum payments under note payable liabilities as of July 31, 2022 are as follows:

Years ending July 31,
2023	$936,558
Total	$936,558

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

Common Stock Option Exercise

During the year ended July 31, 2022, shares of common stock issued related to option exercises totaled 130,000. The Company realized proceeds of approximately $0.2 million from the stock option exercises. During the year ended July 31, 2021, shares of common stock issued related to option exercises totaled 377,361. The Company realized proceeds of $0.6 million from the stock option exercises.

Outstanding Warrants

There were no warrants exercised during the year ended July 31, 2022. During the year ended July 31, 2021, shares of common stock issued related to warrant exercises totaled 1,389,261. The Company realized proceeds of approximately $4.8 million from the warrant exercises.

On July 31, 2022, the Company had outstanding warrants to purchase 1,706,190 shares of its common stock, with exercise prices ranging from $3.45 to $16.80, all of which were classified as equity instruments. These warrants expire at various dates between October 2022 and May 2024.

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

Stock Options

During the year ended July 31, 2022, the Company granted options to purchase 23,400 and 25,000 shares of its common stock to employees and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $2.01 to $2.26. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $1.42.

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

During the year ended July 31, 2022, in accordance with Nasdaq Listing Rule 5635(c)(4), the Company granted inducement equity awards that consisted of options to purchase 700,000 shares of its common stock to employees outside the 2011 Plan. The stock options issued to the employee are nonqualified, have a 10-year term, vest over one year and have exercise price of $0.84.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Year Ended July 31, 2022	Year Ended July 31, 2021
Expected term (years)	5.00–6.50 years	5.00–6.50 years
Risk-free interest rate	0.69 – 2.99%	0.27 -1.13%
Volatility	86.98 – 91.70%	85.31 – 89.08%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the year ended July 31, 2022:

	Options	Weighted Average Exercise Price	Weighted - Average Remaining Contract (in years)	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2021	3,111,642	$3.27
Granted	748,400	$0.90
Exercised	(130,000)	$1.56
Forfeited/Cancelled	(782,637)	$3.80
Outstanding - July 31, 2022	2,947,405	$2.61	8.6	$-
Exercisable - July 31, 2022	2,170,263	$2.91	8.3	$-

The weighted-average grant date fair value of stock options granted during the year ended July 31, 2022 and 2021 was $0.65 and $2.85, respectively. The total intrinsic value of options exercised during the years ended December 31, 2022 and 2021 was approximately $8,000 and $1.4 million, respectively.

As of July 31, 2022, the Company has approximately $0.9 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 0.83 years. The total fair value of shares vested during the years ended July 31, 2022 and 2021 was approximately $2.1 million and $3.5 million, respectively.

Stock-based compensation expense recorded in the Company’s consolidated statements of operations for the year ended July 31, 2022 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $1.4 million. Of the total expense, $0.7 million was recorded to research and development and $0.7 million was recorded in general and administrative in the Company’s consolidated statements of operations for the year ended July 31, 2022.

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

Restricted Stock Units (“RSUs”)

For the year ended July 31, 2022, the Company recorded approximately $0.2 million in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

For the year ended July 31, 2021, the Company recorded approximately $0.7 million, in stock-based compensation related to RSUs, which is reflected in the consolidated statements of operations.

The following table summarize RSUs issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2021	442,749	$3.24
Vested	(83,019)	$3.40
Forfeited/Cancelled	(300,105)	$3.16
Nonvested - July 31, 2022	59,625	$3.41

As of July 31, 2022, there was approximately $0.2 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 0.87 years.

Shares Issued to Consultants

During the year ended July 31, 2022, 12,500 shares of common stock valued at approximately $0.04 million were issued to a consultant for services. The common stock share values were based on the closing stock price of the Company’s common stock on the date the shares were granted.

During the year ended July 31, 2021, 137,500 shares of common stock valued at approximately $0.5 million were issued to consultants for services. The common stock share values were based on the closing stock price of the Company’s common stock on the dates the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 50,000 shares of the Company’s common stock. At July 31, 2022, there were 26,794 shares remaining available for issuance under the ESPP.

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

For the six-month offering period ended on July 31, 2022, the following assumptions were used: six-month maturity, 0.49% risk-free interest, 83.58% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended on January 31, 2022, the following assumptions were used: six-month maturity, 0.05% risk free interest, 72.99% volatility, 0% forfeitures and $0 dividends.

For the six-month offering period ended July 31, 2021, the following assumptions were used: six-month maturity, 0.07% risk-free interest, 88.03% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended January 31, 2021, the following assumptions were used: six-month maturity, 0.1% risk free interest, 122.84% volatility, 0% forfeitures and $0 dividends.

Approximately $1,800 and $10,300 was recorded as stock-based compensation during the years ended July 31, 2022 and 2021, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at July 31, 2022:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	2,947,405
Common Stock reserved for restricted stock unit release	59,625
Common Stock authorized for future grant under the 2011 Plan	1,748,639
Common Stock reserved for warrant exercise	1,706,190
Shares issuable under CGP and Sirtex stock purchase agreements (Note 6)	1,924,001
Common Stock reserved for future ESPP issuance	26,794
Total Common Stock reserved for future issuance	8,412,654

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

The Company recognizes interest and/or penalties related to income tax matters in income tax expense. The Company has not recognized any interest and/or penalties in the accompanying consolidated statements of operations for the years ended July 31, 2022 and 2021.

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

At July 31, 2022, the Company had federal, California and New Jersey net operating loss carryforwards of approximately $241 million, $87 million and $75 million, respectively. In addition, the Company has federal, California and New Jersey research and development tax credit carryforwards of approximately $4.4 million, $3.2 million and $0.2 million, respectively. The Company also has California Hiring Credits of approximately $9,300. The federal net operating losses incurred in years beginning after January 1, 2018 in the amount of $138 million can be carried forward indefinitely. The remaining $103 million of federal net operating loss, research tax credit carryforwards and California and New Jersey net operating loss carryforwards will begin to expire in 2030 unless previously utilized. The California research and development credit carryforwards will carry forward indefinitely until utilized. The Company has foreign net operating loss carryforwards in Australia of $7.5 million.

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

Set forth below is the (benefit) provision for income taxes for continuing operations for the years ended July 31:

All figures below are rounded to the nearest thousand	2022	2021
Current:
Federal	$-	$-
State	(3,334,000)	(2,412,000)
Foreign	-	-
Total (benefit from) provision for income taxes	$(3,334,000)	$(2,412,000)

Significant components of the Company’s deferred tax assets as of July 31, 2022 and 2021 are listed below:

All figures below are rounded to the nearest thousand	2022	2021
Net operating loss carryforwards	$63,759,000	$56,369,000
Credits	7,082,000	5,566,000
Start-up costs	14,000	17,000
Accumulated depreciation	68,000	74,000
Option and stock awards	1,148,000	1,179,000
Other	162,000	180,000
Net deferred tax assets	72,233,000	63,385,000
Valuation allowance for deferred tax assets	(72,233,000)	(63,385,000)
Net deferred taxes	$-	$-

A valuation allowance of $72.2 million and $63.4 million at July 31, 2022 and 2021, respectively, has been recognized to offset the net deferred tax assets as realization of such assets is uncertain. The valuation allowance increased by $8.8 million and increased by $11.8 million for the years ended July 31, 2022 and 2021, respectively.

A reconciliation of income taxes using the statutory income tax rate, compared to the effective rate, is as follows:

	2022	2021
Federal tax benefit at the expected statutory rate	21.00%	21.00%
State income tax, net of federal tax benefit	7.02%	4.01%
Non-deductible expenses	0.38%	(1.17)%
Tax impact of stock option cancellations	-%	-%
Tax impact of sales of state net operating losses and credits	(1.87)%	(1.07)%
Change in valuation allowance	(19.15)%	(20.05)%
Other	1.51%	2.35%
Income tax benefit – effective rate	8.89%	5.07%

Sale of New Jersey Net Operating Losses

In April 2022, the Company received $3.3 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

In June 2021, the Company received $2.4 million in net proceeds from the sale of its New Jersey Net Operating Losses under the State of New Jersey NOL Transfer Program.

Note 9 – Commitments and Contingencies

Contingencies

The Company is not a party to any legal proceeding or aware of any threatened action as of the date of this report.

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

Note 10 – Leases

Lease Agreements

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately one year to five years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of July 31, 2022.

Supplemental balance sheet information related to leases as of July 31, 2022 and 2021 is as follows:

Operating Leases:	As of July 31, 2022	As of July 31, 2021
Operating lease right-of-use assets	$4,665,515	$5,445,744
Operating Leases:
Current portion included in current liabilities	$1,111,571	$845,483
Long-term portion included in non-current liabilities	4,126,636	5,238,207
Total operating lease liabilities	$5,238,207	$6,083,690

Supplemental lease expense related to leases is as follows:

	For the Year Ended July 31, 2022	For the Year Ended July 31, 2021
Operating lease cost	$1,506,546	$1,482,956
Total operating lease cost	$1,506,546	$1,482,956

Other information related to leases where the Company is the lessee is as follows:

	As of July 31, 2022	As of July 31, 2021
Weighted-average remaining lease term	4.0 years	5.0 years
Weighted-average discount rate	9.97%	9.95%

Supplemental cash flow information related to operating leases are as follows:

	For the Year Ended July 31, 2022	For the Year Ended July 31, 2021
Cash paid for operating lease liabilities	$1,543,000	$1,272,290
Total cash flows related to operating lease liabilities	$1,543,000	$1,272,290

Future minimum lease payments under non-cancellable leases as of July 31, 2022 is as follows:

Years ending July 31,
2023	$1,585,224
2024	1,539,142
2025	1,516,126
2026	1,533,882
2027	240,688
Total minimum lease payments	6,415,062
Less: Imputed interest	(1,176,855)
Total	$5,238,207

Note 11 – 401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations. The Company’s contributions are recorded as expense in the accompanying consolidated statements of operations and totaled approximately $176,000 and $149,000 for the years ended July 31, 2022 and 2021.

Note 12 – Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions for the years ended July 31, 2022 and 2021.

Equity Offerings

During the year ended July 31, 2021, shares of common stock issued to third party investors related to warrant exercises totaled 1,389,261. On April 16, 2021, in accordance with their Stock Purchase Agreements, CGP and Sirtex exercised their rights to purchase additional shares of common stock at a purchase price equal to the same exercise price paid by each warrant holder in order to maintain their respective ownership percentages of the outstanding shares of common stock of the Company upon the Closing. The Company issued 1,409,838 shares of common stock to CGP at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $4.8 million. The Company issued 281,968 shares of common stock to Sirtex at an exercise price of $3.45 per share, resulting in gross proceeds of approximately $1.0 million.

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

Co-Promotion Agreement

In January 2021, the Company entered into a co-promotion agreement with Sirtex, pursuant to which the Company granted Sirtex the option to co-promote TAVO™-EP for the treatment of anti-PD-1 refractory locally advanced or metastatic melanoma in the U.S., including its territories and possessions. In consideration for the option, the Company received an upfront, non-refundable payment of $5.0 million from Sirtex (the “option fee”). The option to co-promote is non-exclusive and may be exercised at any time by Sirtex from the effective date until 90 days following the receipt by Sirtex of a complete copy of the final BLA filed by the Company with the FDA (the “option period”). If Sirtex exercises the option, the Company will receive an additional non-refundable and non-creditable option exercise fee of $25.0 million, comprised of $20.0 million in cash, and $5.0 million for the issuance of common shares of the Company determined by the average closing price of the stock for the 30 days prior to the date of receipt of the exercise notice for the option.

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

The Company has determined that the co-promotion agreement represents a funded research and development arrangement within the scope of ASC Subtopic 730-20, Research and Development—Research and Development Arrangements (ASC 730-20). The Company concluded that there has not been a substantive and genuine transfer of risk related to the co-promotion agreement and the Company’s ongoing development of TAVO™-EP as there is a presumption that the Company is obligated to repay Sirtex based on the significant related party relationship that exists between the parties. This significant related party relationship is based on Sirtex’s approximate 8% ownership of the outstanding shares of the Company’s common stock, and that of its significant equity holder, CGP (which owns 49% of Sirtex), which, at the time of entering into the agreement, owned approximately 42% of the outstanding shares of the Company’s common stock and is the Company’s largest shareholder.

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

As of July 31, 2022, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Note 13 – Nasdaq Deficiency Notices

On June 2, 2022, the Company received notice (the “Notice”) from the Nasdaq Stock Market LLC (“Nasdaq”) that the Company is not in compliance with Nasdaq Listing Rule 5550(a)(2), as the minimum bid price of its common stock had been below $1.00 per share for 30 consecutive business days as of the date of the Notice. The Notice had no immediate effect on the listing of the Company’s common stock, which continues to trade at this time on the Nasdaq Capital Market under the symbol “ONCS.”

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has a period of 180 calendar days, or until November 29, 2022, to regain compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must meet or exceed $1.00 per share for at least ten consecutive business days during this 180 calendar day period. In the event the Company does not regain compliance by November 29, 2022, it may be eligible for an additional 180 calendar day grace period if the Company meets the continued listing requirement for market value of publicly held shares ($1 million) and all other initial listing standards for the Nasdaq Capital Market, with the exception of the minimum bid price, and the Company provides written notice to Nasdaq of its intention to cure the deficiency during the second compliance period by effecting a reverse stock split, if necessary. If the Company does not regain compliance within the allotted compliance period(s), Nasdaq will provide notice that the Company’s common stock will be subject to delisting from the Nasdaq Capital Market. In that event, the Company may appeal such delisting determination to a hearings panel.

The Company is currently evaluating its alternatives to resolve the listing deficiency. To the extent that the Company is unable to resolve the listing deficiency, there is a risk that its common stock may be delisted from Nasdaq, which would adversely impact liquidity of the Company’s common stock and potentially result in even lower bid prices for its common stock.

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

On December 8, 2021, the Company received a letter from Nasdaq noting that it no longer complied with the requirement of Listing Rule 5605. The letter also acknowledged that the Listing Rules provide a cure period in order for the Company to regain compliance until the earlier of the Company’s next annual meeting of stockholders or November 23, 2022.

On June 9, 2022, the Board of Directors appointed Mr. Joon Kim, an incumbent independent director, to the Audit Committee. On June 13, 2022, Nasdaq confirmed that the Company had regained compliance under Listing Rule 5605.

Note 14 – Subsequent Events

Except as disclosed elsewhere herein, below are the Company’s subsequent events.

On September 6, 2022, the Company entered in an agreement with Mountain View Office Park LLC for office space at Mountain View Office Park, Building 820, Suite 200, in Ewing, New Jersey. The lease is estimated to commence on January 1, 2023 and expire on December 31, 2025, with an option to renew for one additional three-year term. Estimated future commitments for fixed rental payments total $0.3 million.

On October 2, 2022, the Company’s Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing our lead product candidate, TAVO™-EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, the Company restructured its internal operations and reduced its workforce by approximately 45%, or approximately 18 employees.

The Company currently estimates that it will incur charges of approximately $750,000 to $800,000 in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs as well as non-cash expenses related to vesting of share-based awards. The Company expects that the majority of the restructuring charges will be incurred in the fourth calendar quarter of 2022 and first calendar quarter of 2023, and that the execution of the Restructuring Plan will be substantially complete by the second calendar quarter of 2023.

The charges that the Company expects to incur in connection with the Restructuring Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The foregoing estimated amounts do not include any non-cash charges associated with stock-based compensation. The Company expects to operationalize additional cost reduction actions that will include other incremental cost reduction actions unrelated to workforce reductions.

ITEM 16. FORM 10-K SUMMARY

The Company has elected not to provide summary information.

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to Exhibit 3.1 on our Annual Report on Form 10-K, filed on October 25, 2017).

3.2	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 20, 2019).

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to Exhibit 3.4 on our Annual Report on Form 10-K, filed on October 25, 2019).

3.4*	Amended and Restated Bylaws of OncoSec Medical Incorporated.

3.5	Certificate of Amendment of Amended and Restated Articles of Incorporation of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 29, 2020).

4.1	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 4.1 on our Current Report on Form 8-K, filed on February 10, 2020).

4.2	Registration Rights Agreement, dated as of February 7, 2020, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc. (incorporated by reference to Exhibit 4.2 on our Current Report on Form 8-K, filed on February 10, 2020).

4.3	Description of Securities of OncoSec Medical Incorporated (incorporated by reference to Exhibit 4.3 on our Form 10-K, filed on October 29, 2021).

10.1†	Cross-License Agreement, dated March 24, 2011 by and between OncoSec Medical Incorporated and Inovio Pharmaceuticals, Inc. (incorporated by reference to Exhibit 10.2 on our Quarterly Report on Form 10-Q, filed on June 14, 2011).

10.2#	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 on our Current Report on Form 8-K, filed on October 30, 2015).

10.3†	Clinical Trial Collaboration and Supply Agreement, dated as of May 10, 2017, by and between the Company and MSD International GmbH (incorporated by reference to Exhibit 10.11 on our Annual Report on Form 10-K, filed on October 25, 2017).

10.4#	OncoSec Medical Incorporated 2011 Stock Incentive Plan, as amended and restated, dated January 12, 2018 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed with the SEC on January 12, 2018).

10.5	Assignment of Lease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on March 22, 2018).

10.6	Sublease, dated March 9, 2018, by and between OncoSec Medical Incorporated and Vividion Therapeutics, Inc. (incorporated by reference to Exhibit 10.3 of our Quarterly Report on Form 10-Q, filed on June 13, 2018).

80

10.7	Clinical Trial Collaboration and Supply Agreement between OncoSec Medical Incorporated and Merck dated May 7, 2018 (incorporated by reference to Exhibit 10.5 of our Quarterly Report on Form 10-Q, filed on June 13, 2018).

10.8	Lease Agreement, dated February 14, 2018, between OncoSec Medical Incorporated and Mawlt Incorporated (incorporated by reference to Exhibit 10.27 on our Annual Report on Form 10-K, filed on October 19, 2018).

10.9	OncoSec Medical Incorporated Change in Control Plan, effective as of June 7, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 10, 2019).

10.10	Stock Purchase Agreement, dated as of August 31, 2018, between OncoSec Medical Incorporated and Alpha Holdings, Inc. (incorporate by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed on August 31, 2018).

10.11	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on October 11, 2019).

10.12	Stock Purchase Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed on October 11, 2019).

10.13	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.5 of our Current Report on Form 8-K, filed on October 11, 2019).

10.14	Stockholder Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.6 of our Current Report on Form 8-K, filed on October 11, 2019).

10.15	License Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed on October 11, 2019).

10.16	Service Agreement, dated as of October 10, 2019 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K, filed on October 11, 2019).

10.17	Lease Agreement, dated November 20, 2019, between OncoSec Medical Incorporated and 3535/3565 General Atomics Court, LLC (incorporated by reference to Exhibit 10.1 of our Quarterly Report on Form 10-Q, filed on December 13, 2019).

10.18	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited, (incorporated by refence to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 26, 2019).

10.19	Amendment Agreement, dated as of November 26, 2019, by and between OncoSec Medical Incorporated and Sirtex Medical US Holdings, Inc., (incorporated by refence to Exhibit 10.2 of our Current Report on Form 8-K, filed with the SEC on November 26, 2019).

10.20	Separation Agreement between OncoSec Medical Incorporated and Mr. O’Connor, dated June 24, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on June 24, 2021).

10.21	Separation Agreement between OncoSec Medical Incorporated and Mr. Leuthner, dated August 13, 2021 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on August 16, 2021).

81

10.22#	Executive Employment Agreement between OncoSec Medical Incorporated and Robert H. Arch, dated April 28, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on April 29, 2022).

10.23#	Offer Letter between OncoSec Medical Incorporated and George Chi, dated January 28, 2022 (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on February 22, 2022).

21.1	Subsidiaries of the registrant (incorporated by reference to Exhibit 21.1 of our Annual Report on Form 10-K/A, filed on November 28, 2017).

23.1*	Consent of Independent Registered Public Accounting Firm, Mayer Hoffman McCann P.C.

24.1*	Power of Attorney (Included on the signature page hereto).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Chief Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instant Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

82

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

	By:	/s/ Robert H. Arch, Ph.D.
Date: October 31, 2022		Robert H. Arch, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert H. Arch and George Chi, jointly and severally, his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes, may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Robert H. Arch, Ph.D.	President, Chief Executive Officer and Director (Principal Executive Officer)	October 31, 2022
Robert H. Arch, Ph.D.

/s/ George Chi	Chief Financial Officer (Principal Financial Officer)	October 31, 2022
George Chi

/s/ Dr. Linda Shi, MD, PH.D.	Director, Chair of the Board	October 31, 2022
Dr. Linda Shi, MD, PH.D.

/s/ Stephany Foster	Director	October 31, 2022
Stephany Foster

/s/ Joon Kim	Director	October 31, 2022
Joon Kim

/s/ Herbert Kim Lyerly	Director	October 31, 2022
Dr. Herbert Kim Lyerly

/s/ Kevin R. Smith	Director	October 31, 2022
Kevin R. Smith

/s/ Chao Zhou	Director	October 31, 2022
Chao Zhou

83