Form 10-Q
period 2022-10-31
ONCOSEC MEDICAL Inc
filed 2022-12-15
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2022

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 2,970,515 as of December 15, 2022.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended October 31, 2022

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets

	October 31, 2022	July 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$5,729,691	$12,299,740
Prepaid expenses and other current assets	2,903,468	2,932,731
Total Current Assets	8,633,159	15,232,471
Property and equipment, net	933,701	978,614
Intangible assets, net	361,059	378,529
Operating lease right-of-use assets	3,931,083	4,665,515
Other long-term assets	579,960	623,239
Total Assets	$14,438,962	$21,878,368

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,802,456	$4,208,222
Accrued compensation related	468,618	376,977
Operating lease liabilities	978,570	1,111,571
Note payable	659,870	936,558
Total Current Liabilities	6,909,514	6,633,328
Operating lease liabilities, net of current portion	3,513,897	4,126,636
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	15,423,411	15,759,964

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Common stock authorized – 4,545,455 common shares with a par value of $0.0001 as of October 31, 2022 and July 31, 2022, common stock issued and outstanding – 1,790,741 and 1,790,051 common shares as of October 31, 2022 and July 31, 2022, respectively	179	179
Additional paid-in capital	288,767,020	288,236,945
Warrants issued and outstanding – 75,897 and 77,554 warrants as of October 31, 2022 and July 31, 2022, respectively	3,368,509	3,591,734
Accumulated other comprehensive income	898,906	247,211
Accumulated deficit	(294,019,063)	(285,957,665)
Total Stockholders’ Equity (Deficit)	(984,449)	6,118,404
Total Liabilities and Stockholders’ Equity (Deficit)	$14,438,962	$21,878,368

*On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended
	October 31, 2022	October 31, 2021
Revenue	$-	$-
Expenses:
Research and development	4,768,372	6,645,771
General and administrative	2,538,497	3,269,723
Loss from operations	(7,306,869)	(9,915,494)
Other income (expense), net	38,098	(2,010)
Interest expense	(11,081)	(8,045)
Foreign currency exchange gain (loss), net	(781,546)	116,924
Loss before income taxes	(8,061,398)	(9,808,625)
Income tax (benefit) expense	-	-
Net loss	$(8,061,398)	$(9,808,625)
Basic and diluted net loss per common share	$(4.50)	$(5.51)
Weighted average shares used in computing basic and diluted net loss per common share	1,790,301	1,780,788

*On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

4

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended
	October 31, 2022	October 31, 2021

Net Loss	$(8,061,398)	$(9,808,625)
Foreign currency translation adjustments	651,695	(130,393)
Comprehensive Loss	$(7,409,703)	$(9,939,018)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended October 31, 2022

	Common Stock		Additional Paid-In	Warrants		Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Shares	Amount	Income	Deficit	(Deficit)
Balance, July 31, 2022	1,790,051	$179	$288,236,945	77,554	$3,591,734	$247,211	$(285,957,665)	$6,118,404
Stock-based compensation expense	690	—	307,030	—	—	—	—	307,030
Tax withholdings paid on equity awards	—	—	(2,646)	—	—	—	—	(2,646)
Tax shares sold to pay for tax withholdings on equity awards	—	—	2,466	—	—	—	—	2,466
Cancellation of expired warrants	—	—	223,225	(1,657)	(223,225)	—	—	—
Other comprehensive income	—	—	—	—	—	651,695	—	651,695
Net loss	—	—	—	—	—	—	(8,061,398)	(8,061,398)
Balance, October 31, 2022	1,790,741	$179	$288,767,020	75,897	$3,368,509	$898,906	$(294,019,063)	$(984,449)

*On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Three Months Ended October 31, 2021

						Accumulated
			Additional			Other		Total
	Common Stock		Paid-In	Warrants		Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Shares	Amount	Loss	Deficit	Equity
Balance, July 31, 2021	1,779,664	$178	$286,341,029	77,554	$3,591,734	$(79,109)	$(251,778,031)	$38,075,801
Stock-based compensation expense	1,704	—	599,907	—	—	—	—	599,907
Tax withholdings paid on equity awards	—	—	(28,119)	—	—	—	—	(28,119)
Tax shares sold to pay for tax withholdings on equity awards	—	—	27,623	—	—	—	—	27,623
Common stock issued for services	568	—	42,500	—	—	—	—	42,500
Net loss	—	—	—	—	—	—	(9,808,625)	(9,808,625)
Other comprehensive loss	—	—	—	—	—	(130,393)	—	(130,393)
Balance, October 31, 2021	1,781,936	$178	$286,982,940	77,554	$3,591,734	$(209,502)	$(261,586,656)	$28,778,694

*On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Shares have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended
	October 31, 2022	October 31, 2021
Operating activities
Net loss	$(8,061,398)	$(9,808,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	62,383	63,996
Amortization of right-of-use asset	251,486	94,880
Stock-based compensation	307,030	599,907
Common stock issued for services	—	42,500
Foreign currency exchange (gain) loss, net	781,546	(116,924)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	202,785	270,956
Other long-term assets	27,784	—
Accounts payable and accrued liabilities	472,903	(1,076,281)
Accrued compensation related	91,641	166,712)
Operating lease liabilities	(262,794)	(105,373)
Net cash used in operating activities	(6,126,634)	(9,868,252)

Financing activities
Payment of financing and offering costs	(66,469)	—
Principal payments on note payable	(276,688)	(367,124)
Tax withholdings paid on equity awards	(2,646)	(28,119)
Tax shares sold to pay for tax withholdings on equity awards	2,466	27,623
Net cash used in financing activities	(343,337)	(367,620)
Effect of exchange rate changes on cash and cash equivalents	(100,078)	(8,606)
Net decrease in cash and cash equivalents	(6,570,049)	(10,244,478)
Cash and cash equivalents, at beginning of period	12,299,740	45,951,233
Cash and cash equivalents, at end of period	$5,729,691	$35,706,755

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$11,081	$8,045
Income taxes	$—	$—
Noncash investing and financing transactions:
Expiration of warrants	$223,225	$—
Decrease in right-of-use assets and operating lease liabilities resulting from contract modification	$482,946	$—
Amounts accrued for offering costs	$188,028	$—

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

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics delivered by electroporation (“EP”) to stimulate and augment anti-tumor immune responses for the treatment of cancers. Its core technology, ImmunoPulse®, is a drug-device therapeutic modality platform comprised of a proprietary OncoSec Medical System EP device (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that enables transient expression of recombinant therapeutic molecules in cells. The OMS EP Device is designed to promote cellular uptake of plasmid DNA injected directly into solid tumors to allow subsequent expression of the encoded therapeutic protein. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator and disposable applicator. The Company’s lead product candidate is a plasmid encoding interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ into cells in tumor lesions, with the aim of overcoming the immunosuppressive microenvironment in the treated tumor and elicit systemic tumor-specific immune responses in cancer patients. Activation of an appropriate anti-tumor inflammatory response in the treated lesion can drive the immune system to mount a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™-EP for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits to achieve faster registration of a therapeutic product.

The Company’s primary focus is to pursue its study of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma. In October 2022, due to its financial position, the Company decreased all clinical activity outside of its melanoma clinical pipeline, including trials and studies involving triple negative breast cancer (“TNBC”) and squamous cell carcinoma of the head and neck.

The Company’s KEYNOTE-695 clinical trial is a registration-directed, Phase 2b open-label, non-randomized, multicenter trial in approximately 100 patients treated with TAVO™-EP in combination with KEYTRUDA® in anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma. The KEYNOTE-695 clinical trial is being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 trial. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as its own internal costs. The Company is the trial sponsor and is responsible for external costs. The trial completed enrollment of Cohort 1 in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who were exposed to prior treatment with ipilimumab and progressed on prior anti-PD-1 checkpoint inhibitor. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulseTM generator and Series 3 Applicator), in preparation for potentially seeking FDA approval. Database lock for the 105 patients enrolled in Cohort 1 was in October 2022. The final data analysis of the key secondary endpoints, including objective response rate by investigator, was announced in November 2022, and the final data analysis of the primary endpoint, objective response rate (ORR) by blinded independent central review (BICR) is expected to be available during the first calendar quarter of 2023.

The Company’s KEYNOTE-890 clinical trial is a Phase 2, open-label, non-randomized, multicenter trial conducted in the United States and Australia to evaluate the safety and efficacy of TAVO™-EP in combination with KEYTRUDA® in patients with inoperable locally advanced or metastatic TNBC who have previously failed at least one systemic chemotherapy or immunotherapy (Cohort 1) or TAVO™-EP in combination with KEYTRUDA® and chemotherapy in patients with inoperable locally advanced or metastatic TNBC who have had no prior systemic therapy in the advanced or metastatic setting (Cohort 2).

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with a subsidiary of Merck with respect to the KEYNOTE-890 trial, Cohort 1. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as its own internal costs. The Company is the trial sponsor and is responsible for external costs. In June 2020, the Company amended its second clinical trial collaboration and supply agreement to include KEYNOTE-890, Cohort 2, for the frontline treatment of patients with inoperable locally advanced or metastatic TNBC with the combination of TAVO-EP, KEYTRUDA, and chemotherapy. Enrollment of Cohort 1 (26 patients) was completed in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021. Enrollment to Cohort 2 has been closed as of October 2022; the Company has deferred further development of TAVO™-EP for the treatment of TNBC in order to focus its efforts and resources on the ongoing development of TAVO™-EP in melanoma.

In August 2020, the Company supported commencement of an investigator-initiated Phase 2 clinical trial conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™-EP as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This trial has been designed to evaluate whether the addition of TAVO™-EP can increase the complete pathological response rate observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This trial began enrolling patients in December 2020. Enrollment for this trial is expected to be completed in calendar year 2023. Preliminary data from this trial was presented at an international medical conference, the Society for Immunotherapy of Cancer (SITC), in November 2022.

In November 2020, the Company obtained an exclusive license to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma. The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s Visceral Lesion applicator (“VLA”) program. The Company may continue to pursue potential new trials and studies related to TAVO™-EP, in various tumor types.

The VLA is intended and may be designed to work with low voltage EP generators, including but not limited to the Company’s proprietary APOLLO™ EP generator and Cliniporator®, and it is expected to enable transfection of immunologically relevant genes into cells located in visceral primary or metastatic tumor lesions. For example, the Company may develop this proprietary technology to treat liver, lung, bladder, pancreatic and other difficult to treat visceral lesions. In early 2020, the Company presented early preclinical data pertaining to visceral delivery of plasmid-based therapeutics at meeting of the Society for Interventional Oncology and the Society for Interventional Radiology, and the Company has since successfully completed several animal studies to assess the VLA. The Company has deferred further development of the VLA in order to focus its efforts and resources on the ongoing development of TAVO™-EP in melanoma.

Restructuring Plan

On October 2, 2022, the Company’s Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing the Company’s lead product candidate, TAVO™ EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, the Company restructured its internal operations and reduced its workforce by approximately 45%, or 17 employees.

The Company currently estimates that it will incur charges of approximately $750,000 to $800,000 in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs. The Company expects that the majority of the restructuring charges will be incurred in the fourth calendar quarter of 2022 and first calendar quarter of 2023, and that the execution of the Restructuring Plan will be substantially complete by the second calendar quarter of 2023.

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

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of October 31, 2022, the condensed consolidated statements of operations for the three months ended October 31, 2022 and 2021, the condensed consolidated statements of comprehensive loss for the three months ended October 31, 2022 and 2021, the condensed consolidated statements of stockholders’ equity (deficit) for the three months ended October 31, 2022 and 2021, and the condensed consolidated statements of cash flows for the three months ended October 31, 2022 and 2021, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented and necessary in order to make the Company’s financial statements not misleading. The condensed consolidated results of operations for the three months ended October 31, 2022 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2023, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2022, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 31, 2022. The condensed consolidated balance sheet at July 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

Note 2—Significant Accounting Policies

Reverse Stock Split

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective on November 9, 2022 (the “Effective Date”). All share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares were also proportionately adjusted and the par value remained unaffected. The Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and $250,000 AUD (approximately $160,000 USD) insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and Management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

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

If the assets are considered to be impaired, the impairment recognized is the amount by which the carrying value of the assets exceeds the fair value of the assets. Fair value is determined by the application of discounted cash flow models to projected cash flows from the assets. In addition, the Company bases estimates of the useful lives and related amortization or depreciation expense on its subjective estimate of the period the assets will generate revenue or otherwise be used by it. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less selling costs. The Company also periodically reviews the lives assigned to long-lived assets to ensure that the initial estimates do not exceed any revised estimated periods from which the Company expects to realize cash flows from its assets.

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of October 31, 2022 and July 31, 2022.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of October 31, 2022 and July 31, 2022, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three Months Ended	For the Three Months Ended
	October 31, 2022	October 31, 2021
Stock options	129,261	129,656
Restricted stock units	2,020	4,780
Warrants	75,897	77,554
Total	207,178	211,990

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

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $294 million as of October 31, 2022. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of December 1, 2022, the Company had cash and cash equivalents of $8.1 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that Management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds (see Note 12). The ongoing COVID-19 pandemic has also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on the Company’s prospects and financial condition.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	October 31, 2022	July 31, 2022
Equipment and furniture	$1,944,540	$1,944,540
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	446,367	446,367
Property and equipment, gross	2,532,800	2,532,800
Accumulated depreciation and amortization	(1,599,099)	(1,554,186)
Total	$933,701	$978,614

Depreciation and amortization expense recorded for the three months ended October 31, 2022 was approximately $45,000.

Depreciation and amortization expense recorded for the three months ended October 31, 2021 was approximately $47,000.

Intangible Assets

Intangible assets, net, is comprised of the following:

	October 31, 2022	July 31, 2022
License	$495,000	$495,000
Accumulated amortization	(133,941)	(116,471)
Total	$361,059	$378,529

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

Intangible asset amortization expense recorded for the three months ended October 31, 2022 was approximately $17,000.

Intangible asset amortization expense recorded for the three months ended October 31, 2021 was approximately $17,000.

At October 31, 2022, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2023 – the remainder of the fiscal year	$52,412
2024	69,882
2025	69,882
2026	69,882
2027	69,882
Thereafter	29,119
Total	$361,059

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	October 31, 2022	July 31, 2022
Research and development costs	$3,402,401	$3,210,627
Professional services fees	1,319,890	877,411
Other	80,165	120,184
Total	$4,802,456	$4,208,222

Accrued Compensation

Accrued compensation is comprised of the following:

	October 31, 2022	July 31, 2022
Accrued payroll	$208,781	$311,662
401K payable	15,579	7,333
Accrued severance	244,258	57,982
Total	$468,618	$376,977

Note 5—Note Payable

On July 11, 2022, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,027,986, which would accrue interest at 5.248% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $95,923, including interest starting on July 18, 2022. At October 31, 2022, the outstanding balance related to this finance agreement was $659,870.

Note 6—Stockholders’ Equity

Outstanding Warrants

At October 31, 2022, the Company had outstanding warrants to purchase 75,897 shares of its common stock, with exercise prices ranging from $75.90 to $275.00, all of which were classified as equity instruments. These warrants expire at various dates between April 2023 and May 2024.

China Grand Pharmaceutical and Healthcare Holdings Limited and Sirtex Medical US Holdings, Inc.

On October 10, 2019, the Company and Grand Decade Developments Limited (“GDDL”), a direct, wholly-owned subsidiary of Grand Pharmaceutical Group Limited (formerly China Grand Pharmaceutical and Healthcare Holdings Limited), a company formed under the laws of the British Virgin Islands (“CGP”), and its affiliate, Sirtex Medical US Holdings, Inc., a Delaware corporation (“Sirtex”) entered into Stock Purchase Agreements (as amended, the “Purchase Agreements”), pursuant to which the Company agreed to sell and issue to CGP and Sirtex 454,545 shares and 90,909 shares, respectively, of the Company’s common stock for a total purchase price of $30.0 million. The net proceeds, after deducting offering fees and expenses paid by the Company, were approximately $28.0 million. This transaction closed on February 7, 2020 (the “Closing”). Pursuant to the Purchase Agreements, CGP and Sirtex were given the right under certain circumstances to purchase in the future additional shares of common stock in order to maintain CGP and Sirtex’s respective ownership percentages of the outstanding shares of common stock of the Company as of the Closing.

Note 7—Stock-Based Compensation

The OncoSec Medical Incorporated 2011 Stock Incentive Plan (as amended and approved by the Company’s stockholders (the “2011 Plan”)), authorizes the Company’s Board of Directors to grant equity awards, including but not limited to, stock options and restricted stock units, to employees, directors and consultants. The 2011 Plan authorizes a total of 209,091 shares of common stock for issuance. Under the 2011 Plan, incentive stock options are to be granted at a price that is no less than 100% of the fair value of the Company’s common stock at the date of grant. Stock options vest over a period specified in the individual option agreements entered into with grantees and are exercisable for a maximum period of 10 years after the date of grant. Incentive stock options granted to stockholders who own more than 10% of the outstanding stock of the Company at the time of grant must be issued at an exercise price of no less than 110% of the fair value of the Company’s common stock on the date of grant.

Stock Options

During the three months ended October 31, 2022, the Company granted an equity award that consisted of options to purchase 2,273 shares of its common stock to a director under the 2011 Plan. The stock options issued to a director have a 10-year term, vest over one year and have an exercise price of $9.94.

During the three months ended October 31, 2021, the Company granted options to purchase 1,064 shares of its common stock to employees under the 2011 Plan. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $44.22 to $49.72.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Three Months Ended October 31, 2022	Three Months Ended October 31, 2021
Expected term (years)	5.12 – 5.49 years	5.13 – 6.00 years
Risk-free interest rate	4.07 – 4.09%	0.69 – 0.92%
Volatility	89.96 – 91.75%	86.98 – 88.89%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the three months ended October 31, 2022:

	Options	Weighted Average Exercise Price	Weighted - Average Remaining Contract (in years)	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2022	133,973	$57.34
Granted	2,273	$9.94
Forfeited/Cancelled	(6,985)	$133.46
Outstanding - October 31, 2022	129,261	$52.39	8.3	$-
Exercisable - October 31, 2022	104,238	$56.79	8.1	$-

The weighted-average grant date fair value of stock options granted during the three months ended October 31, 2022 and 2021 was $7.31 and $33.00, respectively.

As of October 31, 2022, the Company has approximately $0.5 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 0.60 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2022 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.3 million. Of the total expense, $0.1 million was recorded to research and development and $0.2 million was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three months ended October 31, 2022.

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

Restricted Stock Units (“RSUs”)

For the three months ended October 31, 2022, the Company recorded approximately $53,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

For the three months ended October 31, 2021, the Company recorded approximately $76,000 in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

The following table summarize RSUs issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested - July 31, 2022	2,710	$74.94
Vested	(690)	$76.62
Nonvested - October 31, 2022	2,020	$74.37

As of October 31, 2022, there was approximately $0.1 million unrecognized compensation cost related to unvested RSUs. This amount is expected to be recognized over a weighted-average period of 0.63 years.

Shares Issued to Consultants

During the three months ended October 31, 2021, 568 shares of common stock valued at approximately $0.04 million, were issued to a consultant for services. The common stock share values were based on the closing stock price of the Company’s common stock on the date the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 2,273 shares of the Company’s common stock. At October 31, 2022, there were 1,218 shares remaining available for issuance under the ESPP.

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

For the six-month offering period ending on January 31, 2023, the following assumptions were used: six-month maturity, 2.91% risk free interest, 75.04% volatility, 0% forfeitures and $0 dividends. For the six-month offering period that ended on January 31, 2022, the following assumptions were used: six-month maturity, 0.05% risk free interest, 72.99% volatility, 0% forfeitures and $0 dividends.

Approximately $300 and $1,200 was recorded as stock-based compensation during the three months ended October 31, 2022 and 2021, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at October 31, 2022:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	129,261
Common Stock reserved for restricted stock unit settlement	2,020
Common Stock authorized for future grant under the 2011 Plan	80,069
Common Stock reserved for warrant exercise	75,897
Shares issuable under CGP and Sirtex stock purchase agreements (Note 6)	85,585
Common Stock reserved for future ESPP issuance	1,218
Total Common Stock reserved for future issuance	374,050

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

Note 9—Leases

Lease Agreements

On August 31, 2022, the Company provided a six month notice to MawIt Inc. (the “Six Month Notice”) for a property at Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. Under the Six Month Notice, the Company will not be renewing the lease and will be vacating the property before February 28, 2023. The Company remeasured the lease payments and recorded decreases of ROU asset for approximately $120,000 and lease liabilities of approximately $120,000 for this operating lease.

On October 17, 2022, the Company provided a notice to Explora BioLabs (the “Notice”) for a property at San Diego, California, which serves as the Company’s lab space. Under the Notice, the Company will terminate the lease on December 16, 2022. The Company accounted for the Notice as a contract modification, and accordingly, recorded decreases of ROU asset for approximately $363,000 and lease liabilities of approximately $363,000 for this operating lease.

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately less than a year to four years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of October 31, 2022.

Supplemental balance sheet information related to leases as of October 31, 2022 was as follows:

Operating Leases:	As of October 31, 2022	As of July 31, 2022
Operating lease right-of-use assets	$3,931,083	$4,665,515
Operating Leases:
Current portion included in current liabilities	$978,570	$1,111,571
Long-term portion included in non-current liabilities	3,513,897	4,126,636
Total operating lease liabilities	$4,492,467	$5,238,207

Supplemental lease expense related to leases is as follows:

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021
Operating lease cost	$379,116	$369,792
Total lease expense	$379,116	$369,792

Other information related to leases where the Company is the lessee is as follows:

As of October 31, 2022
Weighted-average remaining lease term	3.9 years
Weighted-average discount rate	10.13%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended October 31, 2022	For the Three Months Ended October 31, 2021
Cash paid for operating lease liabilities	$390,424	$380,284
Total cash flows related to operating lease liabilities	$390,424	$380,284

Future minimum lease payments under non-cancellable leases as of October 31, 2022 is as follows:

Years ending July 31,
2023 – the remainder of the fiscal year	$1,054,361
2024	1,350,056
2025	1,390,558
2026	1,432,274
2027	240,688
Total minimum lease payments	5,467,937
Less: Imputed interest	(975,470)
Total	$4,492,467

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations. The Company’s contributions totaled approximately $47,000 for the three months ended October 31, 2022. The Company’s contributions totaled approximately $54,000 for the three months ended October 31, 2021.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions for the three months ended October 31, 2022 and 2021.

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

Under the terms of the co-promotion agreement, if Sirtex exercises the co-promote option, the Company will pay to Sirtex a high-teens to low-twenties royalty (the “promotion fee”) of U.S. net sales of the TAVO™ products. The co-promotion agreement will continue until the earlier of the expiration of the option period without Sirtex extending the option or the eighth anniversary of the first FDA approval of the BLA, and can be extended by mutual agreement between the Company and Sirtex. During the co-promotion term, the Company is responsible for funding approximately two-thirds of the promotional costs incurred by Sirtex and Sirtex shall be responsible for approximately one-third.

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

As of October 31, 2022, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Note 12—Nasdaq Deficiency Notice

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

On November 25, 2022, the Company received a letter from Nasdaq confirming that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) that requires companies listed on Nasdaq to maintain a minimum bid price of at least $1.00 per share to ensure continued listing (the “Listing Requirement”). The Company completed a 1-for-22 reverse stock split of its authorized, issued and outstanding shares of Common Stock on November 9, 2022. The Company regained compliance with the Listing Requirement after the closing bid price for its common stock listed on Nasdaq equaled or exceeded $1.00 per share for 10 consecutive business days.

Note 13—Subsequent Events

Reverse Stock Split

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective on November 9, 2022 (the “Effective Date”). All share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares were also proportionately adjusted and the par value remained unaffected. The Company will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Convertible Promissory Note – Related Party

On November 25, 2022 (the “Funding Date”), the Company entered into a Convertible Promissory Note and Security agreement with GDDL, a British Virgin Islands limited company and a wholly owned subsidiary of Grand Pharmaceutical Group Limited, pursuant to which the Company issued a Secured Convertible Promissory Note (the “Note”) to GDDL. The Note has a principal amount of $2,000,000, bears interest at a rate of 5% per annum until November 25, 2023 and 10% per annum thereafter (the “Interest Rate”) and matures on November 25, 2024 (the “Maturity Date”), on which date the principal balance and all accrued interest under the Note shall be due and payable. The Interest Rate will be 10% per annum upon occurrence of an event of default, including, but not limited to, the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws. The principal and interest accrued on the Note may be prepaid without any further agreement of the parties to the Note, or converted (as described below) upon the agreement of the parties to the Note, at any time without penalty to the Company.

Subject to the consent of GDDL, the Note is convertible into such number of fully paid and non-assessable shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as determined by dividing (i) any portion of the unpaid principal and accrued interest of the Note then outstanding by (ii) the greater of (a) the last closing bid price of a share of Common Stock as reported on the Nasdaq Capital Market (“Nasdaq”) on the date the Company and GDDL agree to such conversion and (b) the average closing bid price of a share of Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date, subject to a share cap of 360,769 shares of Common Stock (the “Share Cap”), representing 19.99% of the total issued and outstanding shares of Common Stock as of November 25, 2022.

Additionally, if at any time after the Funding Date the last closing bid price of a share of Common Stock as reported on the Nasdaq for ten consecutive trading days or the average closing bid price of a share Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date is equal to or exceeds $44.00 (subject to any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other substantially similar transaction), GDDL may require that the Company prepay the Note through conversion of the then outstanding principal and/or any accrued interest thereon into shares of Common Stock, in whole or in part.

The unpaid principal of and any accrued interest on the Note constitute unsubordinated obligations of the Company and are senior and preferred in right of payment to all equity securities of the Company outstanding as of the Funding Date, which are secured by all of the Company’s right, title and interest, in and to certain of the Company’s intellectual property rights in Hong Kong, Taiwan, China and South Korea, as specified in the Note; provided, however, that the Company may incur or guarantee additional indebtedness after the Funding Date, whether such indebtedness are senior, pari passu or junior to the obligations under the Note.

December 2022 Offering

On November 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) that closed on December 1, 2022, pursuant to which the Company sold, issued, and delivered, in a registered public offering (the “Offering”) (i) 1,166,667 shares of the Company’s common stock (the “Common Stock”), par value $0.0001 per share (each a “Share” and collectively the “Shares”); (ii) pre-funded warrants in lieu of shares of Common Stock (the “Pre-Funded Warrants”) to purchase shares of Common Stock and (iii) 1,166,667 Common Warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase shares of Common Stock, to the Investors. Under the terms of the Purchase Agreement, the Company agreed to sell one share of its Common Stock or a Pre-Funded Warrant and one Common Warrant for each share of Common Stock or Pre-Funded Warrant sold at a price of $3.00. For each Pre-Funded Warrant sold in the Offering, the number of shares of Common Stock offered was decreased on a one-for-one basis. The Pre-Funded Warrants are exercisable immediately upon the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full and have a nominal exercise price of $0.0001 per share. The Common Warrants are exercisable immediately upon the date of issuance and have an exercise price of $3.00 per share, subject to adjustment. The Common Warrants will expire five (5) years from the date of issuance.

The Offering closed on December 1, 2022. The Company received gross proceeds of $3,500,001 in connection with the Offering before deducting placement agent fees and other offering expenses.

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

This discussion and analysis of our financial condition and results of operations is not a complete description of our business or the risks associated with an investment in our common stock. As a result, this discussion and analysis should be read together with our condensed consolidated financial statements and related notes included in this report, as well as the other disclosures in this report and in the other documents we file from time to time with the Securities and Exchange Commission, or SEC, including our Annual Report on Form 10-K for our fiscal year ended July 31, 2022 filed with the SEC on October 31, 2022 (the “Annual Report”). Pursuant to Instruction 2 to paragraph (b) of Item 303 of Regulation S-K promulgated by the SEC, in preparing this discussion and analysis, we have presumed that readers have access to and have read the discussion and analysis of our financial condition and results of operations included in the Annual Report.

This discussion and analysis and the other disclosures in this report contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or Exchange Act. Forward-looking statements relate to future events or circumstances or our future performance and are based on our current assumptions, expectations and beliefs about future developments and their potential effect on our business. All statements in this report that are not statements of historical fact could be forward-looking statements. The forward-looking statements in this discussion and analysis and elsewhere in this report include statements about, among other things, the status, progress and results of our clinical programs and our expectations regarding our liquidity and performance, including our expense levels, and the potential impact of the COVID-19 pandemic. Forward-looking statements are only predictions and are not guarantees of future performance, and they are subject to known and unknown risks, uncertainties and other factors, including the risks described under the heading “Risk Factors” herein and in Part I, Item IA of the Company’s most recent Annual Report on Form 10-K and similar discussions contained in the other documents we file from time to time with the SEC. In light of these risks, uncertainties and other factors, the forward-looking events and circumstances described in this report may not occur and our results, levels of activity, performance or achievements could differ materially from those expressed in or implied by any forward-looking statements we make. As a result, you should not place undue reliance on any of our forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required to by law, we undertake no obligation to update or revise any forward-looking statement for any reason, including to reflect new information, future developments, actual results or changes in our expectations. Unless otherwise stated herein, all share and per share numbers relating to the Company’s common stock prior to the effectiveness of the Reverse Stock Split have been adjusted to give effect to the Reverse Stock Split.

Overview

We are a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics to stimulate and to augment anti-tumor immune responses for the treatment of cancers. Our core technology platform ImmunoPulse® is a drug-device therapeutic modality platform comprised of proprietary intratumoral electroporation (“EP”) delivery devices (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that triggers transient expression of target protein in cells. The OMS EP Device is designed to promote cellular uptake of plasmid DNA-encoded drugs directly into a solid tumor and promote an immunological response against the cancer. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator paired with disposable applicators. Our lead product candidate is a DNA-encoded interleukin-12 (“IL-12”) called tavokinogene telseplasmid (“TAVO™”). The OMS EP Device is used to deliver TAVO™ intratumorally, with the aim of reversing the immunosuppressive microenvironment in the treated tumor. The activation of the appropriate inflammatory response can drive a systemic anti-tumor response against untreated tumors in other parts of the body. In 2017, we received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™ for expedited FDA review, a rolling Biologics License Application review and certain other benefits.

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

Restructuring Plan

On October 2, 2022, our Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing our lead product candidate, TAVO™ EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, we restructured our internal operations and reduced our workforce by approximately 45%, or 17 employees.

We currently estimate that we will incur charges of approximately $750,000 to $800,000 in connection with the Restructuring Plan, consisting primarily of cash expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs. We expect that the majority of the restructuring charges will be incurred in the fourth calendar quarter of 2022 and first calendar quarter of 2023, and that the execution of the Restructuring Plan will be substantially complete by the second calendar quarter of 2023.

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

Results of Operations for the Three Months Ended October 31, 2022 Compared to the Three Months Ended October 31, 2021

The unaudited financial data for the three months ended October 31, 2022 and 2021 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	October 31, 2022	October 31, 2021	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	4,768,372	6,645,771	(1,877,399)	(28)
General and administrative	2,538,497	3,269,723	(731,226)	(22)
Loss from operations	(7,306,869)	(9,915,494)	2,608,625	(26)
Other income (expense), net	38,098	(2,010)	40,108	(1995)
Interest expense	(11,081)	(8,045)	(3,036)	38
Foreign currency exchange gain (loss), net	(781,546)	116,924	(898,470)	(768)
Loss before income taxes	(8,061,398)	(9,808,625)	1,747,227	(18)
Income tax (benefit) expense	-	-	-	-
Net loss	$(8,061,398)	$(9,808,625)	$1,747,227	(18)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $1.8 million, from $6.6 million during the three months ended October 31, 2021 to $4.8 million during the three months ended October 31, 2022. This decrease was primarily due to: (i) a $1.3 million decrease in clinical trial related costs to support our various clinical trials and costs for discovery research and product development, (ii) a $0.2 million decrease in stock-based compensation to employees and consultants and (iii) a $0.3 million decrease in payroll and related benefit expenses primarily related to a $0.6 million decrease due to decreased headcount offset by a $0.3 million increase due to severance cost and retention bonuses.

General and Administrative

Our general and administrative expenses decreased by $0.8 million, from $3.3 million during the three months ended October 31, 2021, to $2.5 million during the three months ended October 31, 2022. This decrease was primarily due to the following: (i) a $0.3 million decrease in consulting expenses, (ii) a $0.2 million decrease in payroll and related benefit expenses primarily due to a $0.4 million decrease in severance cost offset by a $0.2 million increase in salary and related benefits as executive positions were filled during the second half of fiscal year 2022, (iii) a $0.1 million decrease in legal expenses, and (iv) a $0.1 million decrease in stock-based compensation to employees and consultants.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, decreased by approximately $0.9 million from a $0.1 million gain during the three months ended October 31, 2021 to a $0.8 million loss for the three months ended October 31, 2022. This decrease was primarily due to unrealized foreign currency transaction loss recognized in connection with our Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At October 31, 2022	At July 31, 2022
Current assets	$8,633,159	$15,232,471
Current liabilities	6,909,514	6,633,328
Working capital	$1,723,645	$8,599,143

Current Assets

Current assets as of October 31, 2022 decreased by $6.6 million to $8.6 million, from $15.2 million as of July 31, 2022. This decrease was primarily related to the decrease of cash and cash equivalents in the amount of $6.6 million. The decrease in cash was due to cash used to support our operations during the three months ended October 31, 2022.

Current Liabilities

Current liabilities as of October 31, 2022 increased by $0.3 million to $6.9 million, from $6.6 million as of July 31, 2022. This increase was primarily attributable to our negative cash flow from operations.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the three months ended October 31, 2022 was $6.1 million, as compared to $9.9 million for the three months ended October 31, 2021. The $3.7 million decrease in cash used in operating activities was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities and general working capital requirements.

Cash Used in Financing Activities

Net cash used in financing activities was $0.3 million for the three months ended October 31, 2022, as compared to $0.4 million cash used in financing activities for the three months ended October 31, 2021. Net cash used in financing activities during the three months ended October 31, 2022 was primarily attributable to payments on a note payable and payments on offering costs. Net cash used in financing activities during the three months ended October 31, 2021 was primarily attributable to payments on a note payable.

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

Going Concern and Management’s Plans

We have sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $294 million as of October 31, 2022. These losses are expected to continue for an extended period of time. Further, we have never generated any cash from our operations and do not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the consolidated financial statements. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the consolidated financial statements are issued.

As of December 1, 2022, we had cash and cash equivalents of $8.1 million. Since inception, cash flows from financing activities have been the primary source of our liquidity. Based on our current cash levels, we believe our cash resources are insufficient to meet our anticipated needs for the 12 months following the date the consolidated financial statements are issued.

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

Reverse Stock Split

Our Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective on November 9, 2022 (the “Effective Date”). All share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares were also proportionately adjusted and the par value remained unaffected. We will issue one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, no fractional shares will be issued in connection with the Reverse Stock Split and no cash or other consideration will be paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Convertible Promissory Note – Related Party

On November 25, 2022 (the “Funding Date”), we entered into a Convertible Promissory Note and Security agreement with Grand Decade Developments Limited (“GDDL”), a British Virgin Islands limited company and a wholly owned subsidiary of Grand Pharmaceutical Group Limited, pursuant to which we issued a Secured Convertible Promissory Note (the “Note”) to GDDL. The Note has a principal amount of $2,000,000, bears interest at a rate of 5% per annum until November 25, 2023 and 10% per annum thereafter (the “Interest Rate”) and matures on November 25, 2024 (the “Maturity Date”), on which date the principal balance and all accrued interest under the Note shall be due and payable. The Interest Rate will be 10% per annum upon occurrence of an event of default, including, but not limited to, the failure by us to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by us of a case under any applicable bankruptcy or insolvency laws. The principal and interest accrued on the Note may be prepaid without any further agreement of the parties to the Note, or converted (as described below) upon the agreement of the parties to the Note, at any time without penalty to us.

Subject to the consent of GDDL, the Note is convertible into such number of fully paid and non-assessable shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as determined by dividing (i) any portion of the unpaid principal and accrued interest of the Note then outstanding by (ii) the greater of (a) the last closing bid price of a share of Common Stock as reported on the Nasdaq Capital Market (“Nasdaq”) on the date the Company and GDDL agree to such conversion and (b) the average closing bid price of a share of Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date, subject to a share cap of 360,769 shares of Common Stock (the “Share Cap”), representing 19.99% of the total issued and outstanding shares of Common Stock as of November 25, 2022.

Additionally, if at any time after the Funding Date the last closing bid price of a share of Common Stock as reported on the Nasdaq for ten consecutive trading days or the average closing bid price of a share Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date is equal to or exceeds $44.00 (subject to any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other substantially similar transaction), GDDL may require that the Company prepay the Note through conversion of the then outstanding principal and/or any accrued interest thereon into shares of Common Stock, in whole or in part.

The unpaid principal of and any accrued interest on the Note constitute unsubordinated obligations of the Company and are senior and preferred in right of payment to all equity securities of the Company outstanding as of the Funding Date, which are secured by all of the Company’s right, title and interest, in and to certain of the Company’s intellectual property rights in Hong Kong, Taiwan, China and South Korea, as specified in the Note; provided, however, that the Company may incur or guarantee additional indebtedness after the Funding Date, whether such indebtedness are senior, pari passu or junior to the obligations under the Note.

December 2022 Offering

On November 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”) that closed on December 1, 2022, pursuant to which the Company sold, issued, and delivered, in a registered public offering (the “Offering”) (i) 1,166,667 shares of the Company’s common stock (the “Common Stock”), par value $0.0001 per share (each a “Share” and collectively the “Shares”); (ii) pre-funded warrants in lieu of shares of Common Stock (the “Pre-Funded Warrants”) to purchase shares of Common Stock and (iii) 1,166,667 Common Warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase shares of Common Stock, to the Investors. Under the terms of the Purchase Agreement, the Company agreed to sell one share of its Common Stock or a Pre-Funded Warrant and one Common Warrant for each share of Common Stock or Pre-Funded Warrant sold at a price of $3.00. For each Pre-Funded Warrant sold in the Offering, the number of shares of Common Stock offered was decreased on a one-for-one basis. The Pre-Funded Warrants are exercisable immediately upon the date of issuance, may be exercised at any time until all of the Pre-Funded Warrants are exercised in full and have a nominal exercise price of $0.0001 per share. The Common Warrants are exercisable immediately upon the date of issuance and have an exercise price of $3.00 per share, subject to adjustment. The Common Warrants will expire five (5) years from the date of issuance.

The Offering closed on December 1, 2022. The Company received gross proceeds of $3,500,001 in connection with the Offering before deducting placement agent fees and other offering expenses.

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

On November 25, 2022, we received a letter from Nasdaq confirming that the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) that requires companies listed on Nasdaq to maintain a minimum bid price of at least $1.00 per share to ensure continued listing (the “Listing Requirement”). The Company completed a 1-for-22 reverse stock split of its authorized, issued and outstanding shares of Common Stock on November 9, 2022. The Company regained compliance with the Listing Requirement after the closing bid price for its common stock listed on Nasdaq equaled or exceeded $1.00 per share for 10 consecutive business days.

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of October 31, 2022. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of October 31, 2022, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended October 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we are involved in legal proceedings in the ordinary course of our business. Refer to Note 8: Commitments and Contingencies for more information on legal proceedings.

ITEM 1A. RISK FACTORS.

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, except as noted below. The risk factors disclosed in Part I, Item 1A to our Annual Report on Form 10-K for the fiscal year ended July 31, 2022, in addition to the other information set forth in this report, could materially affect our business, financial condition, or results of operations.

The terms of the Convertible Promissory Note may have a negative impact on our business and the value of our securities and may result in substantial dilution to our other equity securityholders.

The Convertible Promissory Note provides for certain terms that may have a negative impact on our business. Our obligations under the Convertible Promissory Note mature on November 25, 2025. The obligations under the Convertible Promissory Note are secured and the lenders thereunder will have a claim against right, title and interest, in and to certain of the Company’s intellectual property rights in Hong Kong, Taiwan, China and South Korea, as specified in the Convertible Promissory Note. If we are unable to make the necessary payments, we will be in default under the terms of the Convertible Promissory Note. As a result, the noteholders would be able to foreclose on their security interests in our intellectual property. An event of default would adversely affect our business, financial condition, results of operations and prospects. Additionally, the Convertible Promissory Notes are convertible into common stock, subject to certain terms and conditions, which may result in dilution to our other equity securityholders.

We will be subject to delisting from Nasdaq if we are unable to comply with the independence requirements for our Board and our Board committees.

Prior to the closing of the Offering in December 2022, we qualified as a “controlled company” and availed ourselves of certain “controlled company” exemptions under the Nasdaq corporate governance rules. As a controlled company, we were not required to have a majority of “independent directors” on our Board as defined under the Nasdaq rules, or have a compensation, nominating or governance committee composed entirely of independent directors. In light of our prior status as a controlled company, our Board had determined to utilize the majority board independence exemption and the exemption applying to compensation committee member independence.

Since the closing of the Offering, we no longer qualify as a “controlled company” and, subject to cure periods, we are required to have a majority of our directors be “independent directors,” as defined by Nasdaq rules. In addition, Nasdaq rules require that, subject to specified exceptions, each member of our compensation committee must also satisfy Nasdaq’s independence criteria. If we are unable to comply with these requirements, we will be subject to delisting from Nasdaq, which could have an adverse impact on the liquidity and market price of our securities.

 If we fail to satisfy the Nasdaq’s minimum stockholders’ equity requirement of $2.5 million, our common stock will be delisted from Nasdaq, which could have an adverse impact on the liquidity and market price of our securities.

We are subject to the Equity Standard of Nasdaq’s continued listing requirements. Under the Equity Standard, we are required to maintain a minimum stockholders’ equity of $2.5 million. As of October 31, 2022, our stockholders’ deficit was $(984,449). As a result, we expect Nasdaq will notify us that, based on our stockholders’ deficit of $(984,449) as of October 31, 2022, we are no longer in compliance with such minimum stockholders’ equity requirement. If we receive such notice from Nasdaq, in accordance with Nasdaq rules, we will have 45 calendar days from the date of the notification to submit a plan to regain compliance. If our compliance plan is accepted, we may be granted up to 180 calendar days from the date of the initial notification to evidence compliance. If Nasdaq does not accept our plan, we may request a hearing, at which hearing we would present our plan to a Nasdaq Hearings Panel.

If we are unable to obtain Nasdaq acceptance of our plan to have a minimum stockholders’ equity requirement of $2.5 million or satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the market liquidity of our securities, decrease the market price of our securities, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

Provisions of Our common warrants could discourage an acquisition of us by a third party.

Certain provisions of the common warrants that we issued in the Offering could make it more difficult or expensive for a third party to acquire us. The common warrants prohibit us from engaging in certain transactions constituting “fundamental transactions” unless, among other things, the surviving entity assumes our obligations under the common warrants. Further, the common warrants provide that, in the event of certain transactions constituting “fundamental transactions,” with some exception, holders of such warrants will have the right, at their option, to require us to redeem such common warrants for cash at a price described in such warrants. These and other provisions of the common warrants could prevent or deter a third party from acquiring us.

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

Dated: December 15, 2022

By:	/s/ George Chi
George Chi
Chief Financial Officer
(Principal Financial Officer)

Dated: December 15, 2022

