Form 10-Q
period 2023-01-31
ONCOSEC MEDICAL Inc
filed 2023-03-14
CIK 1444307

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

FOR THE TRANSITION PERIOD FROM __ TO __

COMMISSION FILE NO. 000-54318

ONCOSEC MEDICAL INCORPORATED

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

nevada	98-0573252
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

820 BEAR TAVERN ROAD
EWING, NJ	08628
(Address of principal executive offices)	(Zip Code)

(855) 662-6732

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	ONCS	Nasdaq Capital Market

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

The number of shares outstanding of the Registrant’s Common Stock, $0.0001 par value, was 2,971,246 as of March 13, 2023.

OncoSec Medical Incorporated

Form 10-Q

for the Quarterly Period Ended January 31, 2023

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

OncoSec Medical Incorporated

Condensed Consolidated Balance Sheets*

	January 31, 2023	July 31, 2022
	(Unaudited)
Assets
Current assets
Cash and cash equivalents	$3,683,330	$12,299,740
Prepaid expenses and other current assets	2,758,245	2,932,731
Total Current Assets	6,441,575	15,232,471
Property and equipment, net	901,844	978,614
Intangible assets, net	343,588	378,529
Operating lease right-of-use assets	621,827	4,665,515
Other long-term assets	562,308	623,239
Total Assets	$8,871,142	$21,878,368

Liabilities and Stockholders’ Equity (Deficit)

Liabilities
Current liabilities
Accounts payable and accrued liabilities	$4,690,271	$4,208,222
Accrued compensation related	1,203,119	376,977
Operating lease liabilities	958,118	1,111,571
Note payable	379,535	936,558
Total Current Liabilities	7,231,043	6,633,328
Operating lease liabilities, net of current portion	213,835	4,126,636
Convertible note - related party	1,912,725	-
Liability under co-promotion agreement - related party	5,000,000	5,000,000
Total Liabilities	14,357,603	15,759,964

Commitments and Contingencies (Note 8)

Stockholders’ Equity (Deficit)
Common stock authorized – 100,000,000 and 4,545,455 common shares with a par value of $0.0001 as of January 31, 2023 and July 31, 2022, respectively, common stock issued and outstanding – 2,971,197 and 1,790,051 common shares as of January 31, 2023 and July 31, 2022, respectively	297	179
Additional paid-in capital	295,239,501	291,828,679
Accumulated other comprehensive income	153,684	247,211
Accumulated deficit	(300,879,943)	(285,957,665)
Total Stockholders’ Equity (Deficit)	(5,486,461)	6,118,404
Total Liabilities and Stockholders’ Equity (Deficit)	$8,871,142	$21,878,368

*	On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Share amounts have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Operations

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022
Revenue	$-	$-	$-	$-
Expenses:
Research and development	4,653,595	6,825,540	9,421,968	13,471,311
General and administrative	3,009,912	2,590,893	5,548,409	5,860,616
Loss from operations	(7,663,507)	(9,416,433)	(14,970,377)	(19,331,927)
Other income (expense), net	(14,636)	(2,583)	23,463	(4,594)
Interest expense	(33,551)	(5,382)	(44,632)	(13,427)
Foreign currency exchange gain (loss), net	853,764	(480,072)	72,218	(363,147)
Loss before income taxes	(6,857,930)	(9,904,470)	(14,919,328)	(19,713,095)
Income tax expense	2,950	2,950	2,950	2,950
Net loss	$(6,860,880)	$(9,907,420)	$(14,922,278)	$(19,716,045)
Basic and diluted net loss per common share	$(2.65)	$(5.54)	$(6.82)	$(11.05)
Weighted average shares used in computing basic and diluted net loss per common share	2,587,341	1,787,039	2,188,821	1,783,913

*	On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Share amounts have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited)

	Three Months Ended		Six Months Ended
	January 31, 2023	January 31, 2022	January 31, 2023	January 31, 2022

Net Loss	$(6,860,880)	$(9,907,420)	$(14,922,278)	$(19,716,045)
Foreign currency translation adjustments	(745,222)	383,376	(93,527)	252,983
Comprehensive Loss	$(7,606,102)	$(9,524,044)	$(15,015,805)	$(19,463,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

Three Months Ended January 31, 2023*

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, October 31, 2022	1,790,741	$179	$292,135,529	$898,906	$(294,019,063)	$(984,449)
Stock-based compensation expense	689	—	284,216	—	—	284,216
Tax withholdings paid on equity awards	—	—	(490)	—	—	(490)
Tax shares sold to pay for tax withholdings on equity awards	—	—	465	—	—	465
December 2022 Public Offering, net of $680,181 issuance costs	250,000	25	2,819,703	—	—	2,819,728
Exercise of pre-funded warrants	916,667	92	—	—	—	92
Reverse split fractional shares	13,058	1	(1)	—	—	—
Common stock issued for employee stock purchase plan	42	—	79	—	—	79
Other comprehensive income/(loss)	—	—	—	(745,222)	—	(745,222)
Net loss	—	—	—	—	(6,860,880)	(6,860,880)
Balance, January 31, 2023	2,971,197	$297	$295,239,501	$153,684	$(300,879,943)	$(5,486,461)

Six Months Ended January 31, 2023*

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income	Deficit	(Deficit)
Balance, July 31, 2022	1,790,051	$179	$291,828,679	$247,211	$(285,957,665)	$6,118,404
Stock-based compensation expense	1,379	—	591,246	—	—	591,246
Tax withholdings paid on equity awards	—	—	(3,136)	—	—	(3,136)
Tax shares sold to pay for tax withholdings on equity awards	—	—	2,931	—	—	2,931
December 2022 Public Offering, net of $680,181 issuance costs	250,000	25	2,819,703	—	—	2,819,728
Exercise of pre-funded warrants	916,667	92	—	—	—	92
Reverse split fractional shares	13,058	1	(1)	—	—	—
Common stock issued for employee stock purchase plan	42	—	79	—	—	79
Other comprehensive income (loss)	—	—	—	(93,527)	—	(93,527)
Net loss	—	—	—	—	(14,922,278)	(14,922,278)
Balance, January 31, 2023	2,971,197	$297	$295,239,501	$153,684	$(300,879,943)	$(5,486,461)

*	On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Share amounts have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

Three Months Ended January 31, 2022*

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, October 31, 2021	1,781,936	$178	$290,574,674	$(209,502)	$(261,586,656)	$28,778,694
Stock-based compensation expense	690	—	356,667	—	—	356,667
Tax withholdings paid on equity awards	—	—	(4,886)	—	—	(4,886)
Tax shares sold to pay for tax withholdings on equity awards	—	—	4,762	—	—	4,762
Exercise of common stock options	5,909	1	202,799	—	—	202,800
Common stock issued for employee stock purchase plan	68	—	1,185	—	—	1,185
Other comprehensive income (loss)	—	—	—	383,376	—	383,376
Net loss	—	—	—	—	(9,907,420)	(9,907,420)
Balance, January 31, 2022	1,788,603	$179	$291,135,201	$173,874	$(271,494,076)	$19,815,178

Six Months Ended January 31, 2022*

			Additional	Accumulated Other		Total
	Common Stock		Paid-In	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Income	Deficit	Equity
Balance, July 31, 2021	1,779,664	$178	$289,932,763	$(79,109)	$(251,778,031)	$38,075,801
Stock-based compensation expense	2,394	—	956,574	—	—	956,574
Tax withholdings paid on equity awards	—	—	(33,005)	—	—	(33,005)
Tax shares sold to pay for tax withholdings on equity awards	—	—	32,385	—	—	32,385
Common stock issued for services	568	—	42,500	—	—	42,500
Exercise of common stock options	5,909	1	202,799	—	—	202,800
Common stock issued for employee stock purchase plan	68	—	1,185	—	—	1,185
Other comprehensive income (loss)	—	—	—	252,983	—	252,983
Net loss	—	—	—	—	(19,716,045)	(19,716,045)
Balance, January 31, 2022	1,788,603	$179	$291,135,201	$173,874	$(271,494,076)	$19,815,178

*	On November 9, 2022, the Company effectuated a 1 for 22 reverse stock split. Share amounts have been retroactively restated.

The accompanying notes are an integral part of these condensed consolidated financial statements.

OncoSec Medical Incorporated

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended
	January 31, 2023	January 31, 2022
Operating activities
Net loss	$(14,922,278)	$(19,716,045)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,840	129,959
Amortization of right-of-use asset	199,534	325,316
Stock-based compensation	591,246	956,574
Common stock issued for services	—	42,500
Foreign currency exchange (gain) loss, net	(72,218)	363,147
Gain on sale of property and equipment	(1,674)	—
Amortization of issuance costs of convertible note - related party	9,450	—
Deferred offering costs written off	39,794	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	221,429	508,205
Other long-term assets	62,218	(290,876)
Accounts payable and accrued liabilities	389,296	(2,118,642)
Accrued compensation related	826,142	262,186
Operating lease liabilities	(222,100)	(343,817)
Other long-term liabilities	16,667	—
Net cash used in operating activities	(12,737,654)	(19,881,493)

Investing activities
Purchase of property and equipment	(15,955)	(244,857)
Proceeds from sale of property and equipment	4,500	—
Net cash used in investing activities	(11,455)	(244,857)

Financing activities
Proceeds from issuance of common stock through ESPP	79	1,185
Payment of debt issuance costs	(113,391)	—
Proceeds from issuance of convertible note – related party	2,000,000	—
Proceeds from issuance of common stock and/or warrants	3,499,909	—
Payment of financing and offering costs	(673,702)	(15,500)
Proceeds from exercise of pre-funded warrants	92	—
Proceeds from exercise of stock options	—	202,800
Principal payments on note payable	(557,023)	(736,910)
Tax withholdings paid on equity awards	(3,136)	(33,005)
Tax shares sold to pay for tax withholdings on equity awards	2,931	32,385
Net cash provided by (used in) financing activities	4,155,759	(549,045)
Effect of exchange rate changes on cash and cash equivalents	(23,060)	(44,845)
Net decrease in cash and cash equivalents	(8,616,410)	(20,720,240)
Cash and cash equivalents, at beginning of period	12,299,740	45,951,233
Cash and cash equivalents, at end of period	$3,683,330	$25,230,993

Supplemental disclosure for cash flow information:
Cash paid during the period for:
Interest	$18,516	$13,427
Income taxes	$2,950	$2,950
Noncash investing and financing transactions:
Decrease in right-of-use assets and operating lease liabilities resulting from contract modification	$3,844,154	$—
Amounts accrued for offering costs	$86,494	$—

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

The Company is a late-stage immuno-oncology company focused on designing, developing and commercializing innovative, proprietary, intra-tumoral DNA-based therapeutics delivered by electroporation (“EP”) to stimulate and augment anti-tumor immune responses for the treatment of cancers. Its core technology, ImmunoPulse®, is a drug-device therapeutic modality platform comprised of a proprietary OncoSec Medical System EP device (the “OMS EP Device”) and a proprietary DNA plasmid delivery and application method that enables transient expression of recombinant therapeutic molecules in cells. The OMS EP Device is designed to promote cellular uptake of plasmid DNA injected directly into solid tumors to allow subsequent expression of the encoded therapeutic protein. The OMS EP Device can be adapted to treat different tumor types, and consists of an electrical pulse generator and a disposable applicator. The Company’s lead product candidate, called tavokinogene telseplasmid (“TAVO™”), is a plasmid encoding human interleukin-12 (“IL-12”). The OMS EP Device is used to deliver TAVO™ into cells in tumor lesions, with the aim of overcoming the immunosuppressive microenvironment in the treated tumor and elicit systemic tumor-specific immune responses in cancer patients, which process we refer to as TAVO™-EP. Activation of an appropriate anti-tumor inflammatory response in the treated lesion can drive the immune system to mount a systemic anti-tumor response against tumors in other parts of the body that were not treated directly with the therapeutic approach. In 2017, the Company received Fast Track Designation and Orphan Drug Designation from the U.S. Food and Drug Administration (“FDA”) for TAVO™ in metastatic melanoma, which could qualify TAVO™-EP for expedited FDA review, a rolling Biologics License Application (“BLA”) review and certain other benefits to achieve faster registration of a therapeutic product.

The Company’s primary focus is to pursue TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma. In October 2022, due to its financial position, the Company decreased all clinical activity outside of its melanoma clinical pipeline, including trials and studies involving triple negative breast cancer (“TNBC”) and squamous cell carcinoma of the head and neck.

The Company’s KEYNOTE-695 clinical trial is a registration-directed, Phase 2b open-label, non-randomized, multicenter trial in approximately 100 patients treated with TAVO™-EP in combination with KEYTRUDA® in anti-PD-1 checkpoint inhibitor (nivolumab or pembrolizumab) relapsed or refractory metastatic melanoma. The KEYNOTE-695 clinical trial is being conducted in the United States, Canada, Australia and Europe. In May 2017, the Company entered into a clinical trial collaboration and supply agreement with a subsidiary of Merck & Co., Inc. (“Merck”) in connection with the KEYNOTE-695 trial. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as its own internal costs. The Company is the trial sponsor and is responsible for external costs. The trial completed enrollment of Cohort 1 in December 2020. In December 2020, the protocol was amended to include an additional cohort, consisting of patients who were exposed to prior treatment with ipilimumab and progressed on anti-PD-1 checkpoint inhibitor therapy. The amendment also enabled enrollment of approximately 25 additional patients to be treated with an updated version of the OMS EP Device (i.e., GenPulse™ generator and Series 3 Applicator). Enrollment in these additional two cohorts has also been stopped in order to prepare for the final data analyses of the trial. Database lock for the 105 patients enrolled in Cohort 1 occurred in October 2022. The final data analysis of the key secondary endpoints, including objective response rate (ORR) by investigator assessment, was announced in November 2022, and the final data analysis of the primary endpoint, ORR by blinded independent central review (BICR) is expected to be available during the first calendar quarter of 2023.

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

In May 2018, the Company entered into a second clinical trial collaboration and supply agreement with Merck with respect to the KEYNOTE-890 trial, Cohort 1. Pursuant to the terms of the agreement, each company will bear its own costs related to manufacturing and supply of its product, as well as its own internal costs. The Company is the trial sponsor and is responsible for external costs. In June 2020, the Company amended this second clinical trial collaboration and supply agreement with Merck to include KEYNOTE-890, Cohort 2, for the frontline treatment of patients with inoperable locally advanced or metastatic TNBC with the combination of TAVO™-EP, KEYTRUDA®, and chemotherapy. Enrollment of Cohort 1 (26 patients) was completed in December 2020. Interim data for Cohort 1 was initially presented at the San Antonio Breast Cancer Symposium (“SABCS”) in December 2019, and an update on this cohort was presented at the SABCS in December 2021. Enrollment of Cohort 2 (target 40 patients) began in January 2021. Enrollment of Cohort 2 has been closed as of October 2022; the Company has deferred further development of TAVO™-EP for the treatment of TNBC in order to focus its efforts and resources on the ongoing development of TAVO™-EP in melanoma.

In August 2020, the Company supported commencement of an investigator-sponsored Phase 2 clinical trial (Phase 2 IST) conducted by the H. Lee Moffitt Cancer Center and Research Institute and the University of South Florida Morsani College of Medicine to evaluate TAVO™-EP as neoadjuvant treatment (administered before surgery) in combination with intravenous OPDIVO® (nivolumab) in up to 33 patients with operable locally/regionally advanced melanoma. This trial has been designed to evaluate whether the addition of TAVO™-EP can increase the complete pathological response rate observed with monotherapy OPDIVO®, an anti-PD-1 checkpoint inhibitor, in patients with locally/regionally advanced melanoma prior to surgical resection of tumors. This Phase 2 IST began enrolling patients in December 2020. Enrollment for this trial is expected to be completed in calendar year 2023. Preliminary data from this trial was presented at an international medical conference, the Society for Immunotherapy of Cancer (SITC), in November 2022.

In November 2020, the Company obtained an exclusive license to the Cliniporator® electroporation gene electrotransfer platform from IGEA Clinical Biophysics. This platform has been used for electrochemotherapy in and outside of Europe in over 200 major oncological centers to treat cutaneous metastatic cancer nodules, including melanoma. The license encompasses a broad field of use for gene delivery in oncology, including use as part of the Company’s Visceral Lesion applicator (“VLA”) program. The Company may continue to pursue potential new trials and studies related to TAVO™-EP in various tumor types once the Company’s financial resources allow.

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

Restructuring Plan

On October 2, 2022, the Company’s Board of Directors authorized a restructuring plan (the “Restructuring Plan”) that is designed to prioritize clinical activities in melanoma to reduce operating expenses while advancing the Company’s lead product candidate, TAVO™-EP, toward near-term data milestones in connection with the KEYNOTE-695 clinical trial. As part of the Restructuring Plan, the Company restructured its internal operations and reduced its workforce by approximately 45%, or 17 employees.

The Company incurred charges of approximately $650,000 through January 31, 2023, in connection with the Restructuring Plan, consisting primarily of expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs. The Company currently estimates that it will incur additional charges of approximately $200,000 during the remainder of the first calendar quarter of 2023 in connection with the Restructuring Plan, consisting primarily of cash expenditures for retention bonus payments and related costs.

Any further charges that the Company expects to incur in connection with the Restructuring Plan are estimates and subject to a number of assumptions, and actual results may differ materially. The Company expects to operationalize additional cost reduction actions that will include other incremental cost reduction actions unrelated to workforce reductions.

Additionally, in connection with the Restructuring Plan, on December 26, 2022, the Company’s Board of Directors approved cash bonus retention awards for certain members of the Company’s leadership team, pursuant to which the Company will provide a cash incentive designed to retain such employees (the “Retention Bonuses”). Pursuant to the terms of the Retention Bonuses, eligible employees will each receive a cash bonus award of $50,000 (not to exceed $300,000 in the aggregate for all recipients of the Retention Bonuses), to be paid on or about August 4, 2023, for services rendered to the Company during the period beginning on October 7, 2022 and ending on July 31, 2023, subject to each eligible employee’s continued employment and good standing with the Company on July 31, 2023. The Company’s President and Chief Executive Officer and the Company’s Chief Financial Officer will not receive Retention Bonuses.

Unaudited Interim Financial Information

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and with instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. The condensed consolidated balance sheet as of January 31, 2023, the condensed consolidated statements of operations for the three and six months ended January 31, 2023 and 2022, the condensed consolidated statements of comprehensive loss for the three and six months ended January 31, 2023 and 2022, the condensed consolidated statements of stockholders’ equity (deficit) for the three and six months ended January 31, 2023 and 2022, and the condensed consolidated statements of cash flows for the six months ended January 31, 2023 and 2022, are unaudited, but include all adjustments (consisting of normal recurring adjustments) that, in the opinion of management, are necessary for a fair presentation of the Company’s financial position, results of operations and cash flows for the periods presented and necessary in order to make the Company’s financial statements not misleading. The condensed consolidated results of operations for the three and six months ended January 31, 2023 shown herein are not necessarily indicative of the consolidated results that may be expected for the year ending July 31, 2023, or for any other period. These condensed consolidated financial statements, and notes thereto, should be read in conjunction with the audited consolidated financial statements for the fiscal year ended July 31, 2022, included in the Company’s Annual Report on Form 10-K (the “Annual Report”) filed with the U.S. Securities and Exchange Commission (“SEC”) on October 31, 2022. The condensed consolidated balance sheet at July 31, 2022 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by U.S. GAAP for complete financial statements.

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

Reclassifications

Certain prior year amounts in the condensed consolidated financial statements and the notes thereto have been reclassified where necessary to conform to the current year presentation. These reclassifications did not affect the prior period total assets, total liabilities, stockholders’ equity (deficit), net loss or net cash used in operating activities.

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

Concentrations and Credit Risk

The Company maintains cash balances at a small number of financial institutions in both the United States and Australia and such balances commonly exceed the $250,000 amount insured by the Federal Deposit Insurance Corporation and $250,000 AUD (approximately $177,000 USD) insured by the Australian Financial Claims Scheme. The Company has not experienced any losses in such accounts and Management believes that the Company does not have significant credit risk with respect to such cash and cash equivalents.

Property and Equipment

The Company’s capitalization threshold is $5,000 for property and equipment. The cost of property and equipment is depreciated on a straight-line basis over the estimated useful lives of the related assets. The useful lives of property and equipment for the purpose of computing depreciation are as follows:

Computers and equipment:	3 to 10 years
Computer software:	1 to 3 years
Office furniture:	3 to 5 years
Leasehold improvements:	Shorter of lease period or useful life

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

The Company had no assets or liabilities that required remeasurement on a recurring basis as of January 31, 2023 and July 31, 2022.

Warrants

The Company assesses its warrants as either equity or a liability based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded at fair value as of the date of issuance on the Company’s balance sheet and no further adjustments to their valuation are made. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as liabilities are recorded on the Company’s balance sheet at their fair value on the date of issuance and are re-measured on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. Management estimates the fair value of these liabilities using option pricing models and assumptions that are based on the individual characteristics of the warrants or other instruments on the valuation date, as well as assumptions for future financings, expected volatility, expected life, yield and risk-free interest rate. As of January 31, 2023 and July 31, 2022, all outstanding warrants issued by the Company were classified as equity.

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

The Company did not include shares underlying stock options, restricted stock units and warrants issued and outstanding during any of the periods presented in the computation of net loss per share, as the effect would have been anti-dilutive. The following potentially dilutive outstanding securities were excluded from diluted net loss per share because of their anti-dilutive effect:

	For the Three and Six Months Ended	For the Three and Six Months Ended
	January 31, 2023	January 31, 2022
Stock options	118,979	110,794
Restricted stock units	49	4,008
Warrants	1,242,564	77,554
Convertible note – related party	360,589	-
Total	1,722,181	192,356

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

Australia Research and Development Tax Credit

The Company’s wholly-owned Australian subsidiary incurs research and development expenses, primarily in the course of conducting clinical trials. The Company’s Australian research and development activities qualify for the Australian government’s tax credit program, which provides a 48.5% credit for qualifying research and development expenses. The tax credit does not depend on the Company’s generation of future taxable income or ongoing tax status or position. Accordingly, the credit is not considered an element of income tax accounting under ASC 740 “Income Taxes” and is recorded against qualifying research and development expenses.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)-Accounting For Convertible Instruments and Contracts in an Entity’s Own Equity. The ASU simplifies accounting for convertible instruments by removing major separation models required under current GAAP. Consequently, more convertible debt instruments will be reported as a single liability instrument with no separate accounting for embedded conversion features. The ASU removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, which will permit more equity contracts to qualify for it. The ASU also simplifies the diluted net income per share calculation in certain areas. The new guidance is effective for annual and interim periods beginning after December 15, 2021, and early adoption is permitted for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. The Company adopted ASU 2020-06 on August 1, 2022, and the adoption of ASU 2020-06 did not have an impact on our condensed consolidated financial statements and disclosures.

No other recent accounting pronouncements are anticipated to have an impact on or related to the Company’s financial condition, results of operations, or related disclosures.

Note 3—Going Concern and Management’s Plans

The Company has sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $301 million as of January 31, 2023. These losses are expected to continue for an extended period of time. Further, the Company has never generated any cash from its operations and does not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of March 6, 2023, the Company had cash and cash equivalents of $2.0 million. Since inception, cash flows from financing activities have been the primary source of the Company’s liquidity. Based on the Company’s current cash levels, the Company believes its cash resources are insufficient to meet the Company’s anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

The Company recognizes it will need to raise additional capital to continue operating its business and fund its planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, the Company will require additional financing if it desires to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to the Company when needed, that Management will be able to obtain financing on terms acceptable to the Company, or whether the Company will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from the Nasdaq Capital Market, it may limit our ability to raise additional funds (see Note 12). Recent events, such as the ongoing COVID-19 pandemic, the outbreak of war in eastern Europe, and the persistent inflationary environment have also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If the Company is unable to raise sufficient additional funds when needed, on favorable terms or at all, the Company will not be able to continue the development of its product candidates as currently planned or at all, will need to reevaluate its planned operations and may need to delay, scale back or eliminate some or all of its development programs, reduce expenses or cease operations, any of which would have a significant negative impact on the Company’s prospects and financial condition.

Note 4—Balance Sheet Details

Property and Equipment

Property and equipment, net, is comprised of the following:

	January 31, 2023	July 31, 2022
Equipment and furniture	$1,946,312	$1,944,540
Computer software	109,242	109,242
Leasehold improvements	32,651	32,651
Construction in progress	450,714	446,367
Property and equipment, gross	2,538,919	2,532,800
Accumulated depreciation and amortization	(1,637,075)	(1,554,186)
Total	$901,844	$978,614

Depreciation and amortization expense recorded for the three and six months ended January 31, 2023 was approximately $45,000 and $90,000, respectively.

Depreciation and amortization expense recorded for the three and six months ended January 31, 2022 was approximately $48,000 and $95,000, respectively.

Intangible Assets

Intangible assets, net, is comprised of the following:

	January 31, 2023	July 31, 2022
License	$495,000	$495,000
Accumulated amortization	(151,412)	(116,471)
Total	$343,588	$378,529

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

Intangible asset amortization expense recorded for the three and six months ended January 31, 2023 was approximately $17,000 and $35,000, respectively.

Intangible asset amortization expense recorded for the three and six months ended January 31, 2022 was approximately $17,000 and $35,000, respectively.

At January 31, 2023, the estimated amortization expense by fiscal year based on the current carrying value of intangible assets is as follows:

Years ending July 31,
2023 – the remainder of the fiscal year	$34,941
2024	69,882
2025	69,882
2026	69,882
2027	69,882
Thereafter	29,119
Total	$343,588

Accounts Payable and Accrued Liabilities

Accounts payable and accrued liabilities are comprised of the following:

	January 31, 2023	July 31, 2022
Research and development costs	$3,594,633	$3,210,627
Professional services fees	826,751	877,411
Other	268,887	120,184
Total	$4,690,271	$4,208,222

Accrued Compensation Related

Accrued compensation and related payroll liabilities are comprised of the following:

	January 31, 2023	July 31, 2022
Accrued payroll	$320,737	$311,662
Accrued bonus	448,570	-
Accrued retention bonus	318,102	-
401K payable	-	7,333
Accrued severance	115,710	57,982
Total	$1,203,119	$376,977

Note 5—Note Payable

On July 11, 2022, the Company entered into a finance agreement with AFCO Premium Credit LLC (“AFCO”). Pursuant to the terms of the agreement, AFCO loaned the Company the principal amount of $1,027,986, which would accrue interest at 5.248% per annum, to partially fund the payment of the premium of the Company’s Director & Officer insurance. The agreement requires the Company to make eleven monthly payments of $95,923, including interest starting on July 18, 2022. At January 31, 2023 and July 31, 2022, the outstanding balance related to this finance agreement was $379,535 and $936,558, respectively.

Note 6—Stockholders’ Equity

Reverse Stock Split

The Board of Directors of the Company approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-22. The Reverse Stock Split became effective on November 9, 2022. All share and per share amounts for all periods presented in the accompanying condensed consolidated financial statements and notes thereto have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares were also proportionately adjusted and the par value remained unaffected. The Company issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Amendment of Articles of Incorporation

On January 3, 2023, the Company filed a Certificate of Amendment (the “Certificate”) to its Articles of Incorporation, as amended, with the Secretary of State of the State of Nevada to increase the number of shares of the Company’s common stock authorized for issuance thereunder from 4,545,455 to 100,000,000 shares (the “Charter Amendment”). The Charter Amendment became effective upon filing the Certificate with the Secretary of State of the State of Nevada.

December 2022 Offering

On November 30, 2022, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which the Company agreed to sell, issue, and deliver, in a public offering (the “Offering”) (i) 1,166,667 shares of the Company’s common stock, par value $0.0001 per share (each a “Share” and collectively the “Shares”); (ii) Pre-Funded Warrants in lieu of shares of common stock (the “Pre-Funded Warrants”) to purchase shares of common stock and (iii) 1,166,667 Common Warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase shares of common stock, to the Investors. Under the terms of the Purchase Agreement, the Company agreed to sell one Share or a Pre-Funded Warrant and one Common Warrant for each Share or Pre-Funded Warrant sold at a price of $3.00. For each Pre-Funded Warrant sold in the Offering, the number of Shares offered was decreased on a one-for-one basis.

The Common Warrants are exercisable immediately upon the date of issuance and have an exercise price of $3.00 per share, subject to adjustment. The Common Warrants will expire five (5) years from the date of issuance. The Pre-Funded Warrants are also exercisable immediately upon the date of issuance. The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.0001 per share of common stock, was pre-funded to the Company and, consequently, no additional consideration (other than the nominal exercise price of $0.0001 per share of common stock) is required for the exercise of the Pre-Funded Warrants.

The Offering closed on December 1, 2022, and the Company received gross proceeds of $3,500,001. As of the close of the Offering, the Company issued 250,000 Shares and Common Warrants to purchase 250,000 shares of common stock for a total consideration of $750,000 and 916,667 Pre-Funded Warrants to purchase 916,667 shares of common stock and 916,667 Common Warrants for a total consideration of $2,749,909. Further, all of 916,667 Pre-Funded Warrants were exercised on December 1, 2022. The terms and conditions of the Warrants are as noted and governed by the agreements entered into with the holders on December 1, 2022. Placement agent fees and other offering expenses of approximately $0.7 million incurred directly related to the offering were reflected as a reduction in additional paid in capital. Total proceeds were allocated between the Shares and Warrants on a relative fair value basis given both securities are equity classified. The fair value of the Common Warrants issued to the Investors in the offering was approximately $1.5 million (based on a Monte Carlo simulation assuming no dividend yield, a 5.0 year life, a risk-free interest rate of 3.61% and volatilities of 92.3% or 100% varying based on the trigger of a fundamental transaction).

Outstanding Warrants

During the six months ended January 31, 2023, shares of common stock issued related to the Pre-Funded Warrant exercises totaled 916,667. The Company realized proceeds of $92 from the Pre-Funded Warrant exercises. There were no warrants exercised during the six months ended January 31, 2022.

At January 31, 2023, the Company had outstanding warrants to purchase 1,242,564 shares of its common stock, with exercise prices ranging from $3.00 to $275.00, all of which were classified as equity instruments. These warrants expire at various dates between April 2023 and December 2027.

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

Stock Options

During the six months ended January 31, 2023, the Company granted an equity award that consisted of options to purchase 2,273 shares of its common stock to a director under the 2011 Plan. The stock options issued to a director have a 10-year term, vest over one year and have an exercise price of $9.94.

During the six months ended January 31, 2022, the Company granted options to purchase 1,065 and 1,137 shares of its common stock to employees and a consultant under the 2011 Plan, respectively. The stock options issued to employees have a 10-year term, vest over two years and have exercise prices ranging from $44.22 to $49.72. The stock options issued to the consultant have a 10-year term, vest over one year and have an exercise price of $31.24.

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

The following assumptions were used for the Black-Scholes calculation of the fair value of stock-based compensation related to stock options granted during the periods presented:

	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022
Expected term (years)	5.12 – 5.49 years	5.00 – 6.00 years
Risk-free interest rate	4.07 – 4.09%	0.69 – 1.30%
Volatility	89.96 – 91.75%	86.98 – 90.74%
Dividend yield	0%	0%

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

The following is a summary of the Company’s 2011 Plan and non-Plan stock option activity for the six months ended January 31, 2023:

	Options	Weighted Average Exercise Price	Weighted - Average Remaining Contract (in years)	Aggregate Intrinsic Value ($000)
Outstanding - July 31, 2022	133,973	$57.42
Granted	2,273	$9.94
Forfeited/Cancelled	(17,267)	$95.54
Outstanding - January 31, 2023	118,979	$50.88	8.1	$-
Exercisable - January 31, 2023	105,093	$52.87	7.9	$-

The weighted-average grant date fair value of stock options granted during the six months ended January 31, 2023 and 2022 was $7.31 and $27.18, respectively.

As of January 31, 2023, the Company has approximately $0.3 million in unrecognized stock-based compensation expense attributable to the outstanding options, which is expected to be recognized over a weighted-average period of 0.39 years.

Stock-based compensation expense recorded in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2023 resulting from stock options awarded to the Company’s employees, directors and consultants was approximately $0.3 million and $0.5 million, respectively. Of the total expense, $0.1 million and $0.2 million, respectively, was recorded to research and development and $0.2 million and $0.3 million, respectively, was recorded in general and administrative in the Company’s condensed consolidated statements of operations for the three and six months ended January 31, 2023.

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

Restricted Stock Units (“RSUs”)

For the three and six months ended January 31, 2023, the Company recorded approximately $36,000 and $89,000, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

For the three and six months ended January 31, 2022, the Company recorded approximately $54,000 and $130,000, respectively, in stock-based compensation related to RSUs, which is reflected in the condensed consolidated statements of operations.

The following table summarize RSUs issued and outstanding:

	RSUs	Weighted Average Grant Date Fair Value
Nonvested and Outstanding - July 31, 2022	2,710	$75.02
Vested	(1,379)	$76.60
Forfeited/Cancelled	(1,282)	$69.52
Nonvested and Outstanding - January 31, 2023	49	$168.08

As of January 31, 2023, there was no unrecognized compensation cost related to unvested RSUs.

Shares Issued to Consultants

During the three and six months ended January 31, 2022, 0 and 568 shares of common stock valued at $0 and approximately $0.04 million, respectively, were issued to a consultant for services. The common stock share values were based on the closing stock price of the Company’s common stock on the date the shares were granted.

2015 Employee Stock Purchase Plan

Under the Company’s 2015 Employee Stock Purchase Plan (“ESPP”), the Company is authorized to issue 2,273 shares of the Company’s common stock. At January 31, 2023, there were 1,176 shares remaining available for issuance under the ESPP.

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

The fair market value of the six-month call and six-month put are based on the Black-Scholes option valuation model. For the six-month offering period ended on January 31, 2023, the following assumptions were used: six-month maturity, 2.91% risk free interest, 75.04% volatility, 0% forfeitures and $0 dividends. For the six-month offering period ended on January 31, 2022, the following assumptions were used: six-month maturity, 0.05% risk free interest, 72.99% volatility, 0% forfeitures and $0 dividends.

Approximately $300 and $1,200 was recorded as stock-based compensation during the six months ended January 31, 2023 and 2022, respectively.

Common Stock Reserved for Future Issuance

The following table summarizes all common stock reserved for future issuance at January 31, 2023:

Common Stock options outstanding (within the 2011 Plan and outside of the terms of the 2011 Plan)	118,979
Common Stock reserved for restricted stock unit settlement	49
Common Stock authorized for future grant under the 2011 Plan	91,597
Common Stock reserved for warrant exercise	1,242,564
Shares issuable under CGP and Sirtex stock purchase agreements (Note 6)	85,585
Convertible note – related party	360,589
Common Stock reserved for future ESPP issuance	1,176
Total Common Stock reserved for future issuance	1,900,539

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

Note 9—Leases

Lease Agreements

The Company has operating leases for corporate offices and lab space. These leases have remaining lease terms of approximately less than one year to three years, some of which include options to extend the lease. For any lease where the Company is reasonably certain that a renewal option will be exercised, the lease payments associated with the renewal option period are included in the ROU asset and lease liability as of January 31, 2023.

On August 31, 2022, the Company provided a six month notice to MawIt Inc. (the “Six Month Notice”) for a property at Pennington, New Jersey, which serves as the Company’s New Jersey corporate headquarters. As stated in the Six Month Notice, the Company did not be renew the lease and vacated the property before February 28, 2023. The Company remeasured the lease payments and recorded decreases of ROU asset for approximately $120,000 and lease liabilities of approximately $120,000 for this operating lease.

On September 6, 2022, the Company entered in an agreement with Mountain View Office Park LLC for office space at Mountain View Office Park, Building 820, Suite 200, in Ewing, New Jersey. The lease commenced on January 1, 2023 and expires on December 31, 2025, with an option to renew for one additional three-year term. The Company recorded ROU asset and lease liabilities of approximately $313,000 for this operating lease.

On October 17, 2022, the Company provided a notice to Explora BioLabs (the “Notice”) for a property at San Diego, California, which serves as the Company’s lab space. The Company terminated the lease on December 16, 2022. The Company accounted for the Notice as a contract modification, and accordingly, recorded decreases of ROU asset for approximately $363,000 and lease liabilities of approximately $363,000 for this operating lease.

In January 2023, the Company elected not to renew the lease for its San Diego office and the lease will expire September 30, 2023. The Company remeasured the lease payments and recorded decreases of ROU asset for approximately $3,361,000 and lease liabilities of approximately $3,361,000 for this operating lease.

Supplemental balance sheet information related to leases as of January 31, 2023 was as follows:

Operating Leases:	As of January 31, 2023	As of July 31, 2022
Operating lease right-of-use assets	$621,827	$4,665,515
Operating Leases:
Current portion included in current liabilities	$958,118	$1,111,571
Long-term portion included in non-current liabilities	213,835	4,126,636
Total operating lease liabilities	$1,171,953	$5,238,207

Supplemental lease expense related to leases is as follows:

	For the Three Months Ended January 31, 2023	For the Six Months Ended January 31, 2023
Operating lease cost	$374,625	$753,741
Total lease expense	$374,625	$753,741

Other information related to leases where the Company is the lessee is as follows:

As of January 31, 2023
Weighted-average remaining lease term	1.3 years
Weighted-average discount rate	9.99%

Supplemental cash flow information related to operating leases is as follows:

	For the Three Months Ended January 31, 2023	For the Six Months Ended January 31, 2023
Cash paid for operating lease liabilities	$385,883	$776,307
Total cash flows related to operating lease liabilities	$385,883	$776,307

Future minimum lease payments under non-cancellable leases as of January 31, 2023 were as follows:

Years ending July 31,
2023 – the remainder of the fiscal year	$734,733
2024	342,309
2025	122,045
Thereafter	50,852
Total minimum lease payments	1,249,939
Less: Imputed interest	(77,986)
Total	$1,171,953

Note 10—401(k) Plan

Effective May 15, 2012, the Company adopted a defined contribution savings plan pursuant to Section 401(k) of the Code. The plan is for the benefit of all qualifying employees and permits voluntary contributions by employees of up to 100% of eligible compensation, subject to the maximum limits imposed by Internal Revenue Service. The terms of the plan allow for discretionary employer contributions and the Company currently matches 100% of its employees’ contributions, up to 3% of their annual compensation. The Company’s contributions are recorded as expense in the accompanying condensed consolidated statements of operations. The Company’s contributions totaled approximately $9,000 and $54,000 for the three and six months ended January 31, 2023, respectively. The Company’s contributions totaled approximately $28,000 and $81,000 for the three and six months ended January 31, 2022, respectively.

Note 11—Related Party Transactions

Except as disclosed elsewhere herein, below are the Company’s related party transactions for the six months ended January 31, 2023 and 2022.

License Agreement and Service Agreement

On October 10, 2019, the Company entered into a license agreement with GDDL (the “License Agreement”) and a Services Agreement with Sirtex (the “Services Agreement”). While both of the agreements are still valid and in full effect, to date neither has resulted in any charges, expenses or payments due to or from the Company to or from either GDDL or Sirtex, as applicable, because obligations arising out of both of such agreements will not impact the Company’s operations or consolidated financial statements until, with respect to the Services Agreement, the Company begins commercialization planning for its lead product candidate, TAVO™-EP, or, with respect to the License Agreement, GDDL initiates clinical development in China of, and obtains marketing approval in, the jurisdictions subject to the License Agreement for the Company’s current lead asset TAVO™-EP for intratumoral delivery by electroporation, or any of the Company’s other product candidates subject to the License Agreement.

Pursuant to the License Agreement, the Company, among other things, granted GDDL and its affiliates an exclusive, sublicensable, royalty-bearing license to develop, manufacture, commercialize, or otherwise exploit the Company’s current and future products, including TAVO™ and the VLA in the following territories: China Mainland, Hong Kong, Macau, Taiwan, Armenia, Azerbaijan, Bahrain, Bangladesh, Bhutan, Brunei, Burma, Cambodia, East Timor, Georgia, India, Indonesia, Jordan, Kazakhstan, Kuwait, Kyrgyzstan, Laos, Malaysia, Mongolia, Nepal, Oman, Pakistan, Papua New Guinea, Philippines, Qatar, Saudi Arabia, Singapore, South Korea, Sri Lanka, Tajikistan, Thailand, Turkmenistan, United Arab Emirates, Uzbekistan and Vietnam (the “Territory”). Under the terms of the License Agreement, GDDL will pay the Company up to 20% royalties on the Net Sales (as defined in the License Agreement) of such products in the Territory during the applicable Royalty Term (as defined in the License Agreement) (such royalties, the “Royalties’).

During the Royalty Term for a Licensed Product (as defined in the License Agreement) and a Region (as defined in the License Agreement) in the Territory, under no circumstances will the Royalties payable to Company hereunder in respect of such Licensed Product and such Region for a calendar half be less than ten percent (10%) of Net Sales of such Licensed Product for such Region for such calendar half, provided that such percentage shall be pro-rated if such Royalty Term ends in such calendar half.

If either party believes that the other party has materially breached one or more of its material obligations under the License Agreement, then the non-breaching party may, following a cure period, terminate the License Agreement upon written notice to the breaching party, subject to other conditions. GDDL may terminate the License Agreement in its entirety for any reason or no reason upon prior written notice to Company. Additionally, the License Agreement may be terminated upon certain events involving bankruptcy or insolvency. If GDDL terminates the License Agreement for convenience or the Company terminates the License Agreement due to GDDL’s breach or insolvency, then, subject to certain conditions, each party’s rights and licenses will terminate, and GDDL will have certain obligations to assign to the Company, or grant a right of reference under, certain regulatory documentation or approvals. If GDDL terminates the License Agreement due to the Company’s breach or insolvency, then GDDL will have the option either to keep the License Agreement in effect with the royalty rate owed by GDDL to the Company reduced by 50% or to terminate the License Agreement (in which case each party’s rights and licenses will terminate, except that GDDL will have the right to wind down certain clinical trials).

Pursuant to the Services Agreement, the Company agreed, among other things, to pay Sirtex low single-digit royalties on the Net Sales (as defined in the Services Agreement) of all Products (defined as TAVO™ and VLA products and their accompanying generators, and any products (including, for clarity, combination products) incorporating or including such products and their accompanying generators), in all countries other than those in the Territory. In exchange for the royalty fee, Sirtex will provide the Company with certain services for these products, including key opinion leader management and engagement services, voice of customer (VOC) services, development of a go to market strategy, and pricing, reimbursement and market access services.

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

Both of the License Agreement and Service Agreement are still valid and in full effect. However, to date neither has resulted in any charges, expenses or payments due to or from the Company to or from either CGP or Sirtex, as applicable. The Company’s product candidates are in the early stages of clinical development and, therefore, the Company has not yet had a need for, nor received any of the services being provided under the Services Agreement and is not planning to do so for another six to twelve months. Similarly, the Company’s products that are subject to the License Agreement are still in the clinical development process and have not achieved regulatory approval by any U.S. based or foreign regulators. These processes can take years, and the Company does not anticipate full regulatory approval and commercialization in the jurisdictions subject to the License Agreement for at least three to five years or even longer.

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

As of January 31, 2023, the balance of the Liability under co-promotion agreement – related party relates to the option fee payment of $5.0 million received from Sirtex.

Convertible Note – Related Party

On November 25, 2022 (the “Funding Date”), the Company entered into a Convertible Promissory Note and Security agreement with GDDL pursuant to which the Company issued a Secured Convertible Promissory Note (the “Note”) to GDDL. The Note has a principal amount of $2,000,000, bears interest at a rate of 5% per annum until November 25, 2023 and 10% per annum thereafter (the “Interest Rate”) and matures on November 25, 2024 (the “Maturity Date”), on which date the principal balance and all accrued interest under the Note shall be due and payable. The Interest Rate will be 10% per annum upon occurrence of an event of default, including, but not limited to, the failure by the Company to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws. The principal and interest accrued on the Note may be prepaid without any further agreement of the parties to the Note, or converted (as described below) upon the agreement of the parties to the Note, at any time without penalty to the Company.

Subject to the consent of GDDL, the Note is convertible into such number of fully paid and non-assessable shares of the Company’s common stock, par value $0.0001 per share (the “Common Stock”) as determined by dividing (i) any portion of the unpaid principal and accrued interest of the Note then outstanding by (ii) the greater of (a) the last closing bid price of a share of Common Stock as reported on the Nasdaq Capital Market (“Nasdaq”) on the date the Company and GDDL agree to such conversion and (b) the average closing bid price of a share of Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date, subject to a share cap of 360,589 shares of Common Stock (the “Share Cap”), representing 19.99% of the total issued and outstanding shares of Common Stock as of November 25, 2022.

Additionally, if at any time after the Funding Date the last closing bid price of a share of Common Stock as reported on the Nasdaq for ten consecutive trading days or the average closing bid price of a share of Common Stock as reported on Nasdaq for the thirty trading days immediately preceding such date is equal to or exceeds $44.00 (subject to any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other substantially similar transaction), GDDL may require that the Company prepay the Note through conversion of the then outstanding principal and/or any accrued interest thereon into shares of Common Stock, in whole or in part.

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

In connection with the issuance of the Note, the Company incurred $113,391 in fees and costs. These fees were recorded as a discount on the Note and will be amortized to interest expense over the term of the note.

The following table sets forth the Company’s obligations under the Note:

	January 31, 2023	July 31, 2022
Convertible note – related party	$2,000,000	$-
Interest payable	16,667	-
Subtotal	2,016,667	-
Unamortized debt issuance costs	(103,942)	-
Total carrying value of convertible note – related party	1,912,725	-
Less current portion	-	-
Convertible note – related party, net of current portion	$1,912,725	$-

For the three and six months ended January 31, 2023, the Company recognized $17,000 of interest expense related to the Note.

Future minimum payments due under the convertible note - related party were as follows:

Years ending July 31,
2023 – the remainder of the fiscal year	$-
2024	-
2025	2,000,000
2026	-
2027	-
Thereafter	-
Total	$2,000,000

Note 12—Nasdaq Deficiency Notice

On December 27, 2022, the Company received a notice from Nasdaq indicating that the Company was not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. The Company has reported a stockholders’ deficit of approximately $5.5 million in this quarterly report on Form 10-Q for the period ended January 31, 2023, and, as a result, does not currently satisfy Listing Rule 5550(b)(1). The notice has no immediate impact on the listing of the Company’s common stock, which will continue to be listed and traded on Nasdaq, subject to the Company’s compliance with the other continued listing requirements. The notice provided the Company with 45 calendar days, or until February 10, 2023, to submit a plan to regain compliance. The Company submitted such a plan to Nasdaq on February 10, 2023, and on February 21, 2023, the Company received a notice from Nasdaq that it had been granted 180 calendar days from December 27, 2022, or until June 26, 2023, to regain compliance. There can be no assurance that the Company will be able to regain compliance with all applicable continued listing requirements. In the event the Company fails to regain compliance within the compliance period, the Company would have the right to a hearing before an independent panel. The hearing request would halt any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

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

Our current focus is to pursue TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma.

Performance Outlook

As a result of recent cash runway and working capital limitations, we expect to use our available working capital in the near term primarily for the advancement of our existing and planned clinical melanoma programs, including delivery of the KEYNOTE-695 trial results. In order to preserve our existing working capital, we have decreased clinical work on our other clinical trials and studies, including those involving triple negative breast cancer. We anticipate our spending on clinical programs and the development of our next-generation OMS EP Device will continue throughout our current fiscal year. Our spending on research and development programs will be prioritized to support development of TAVO™-EP in melanoma. Due to ongoing restructuring efforts, we expect our cash-based general and administrative expenses to remain relatively flat in the near term, as we seek to continue to leverage internal resources and automate processes to decrease our outside services expenses. See “Results of Operations” below for more information.

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

The Company incurred charges of approximately $650,000 through January 31, 2023, in connection with the Restructuring Plan, consisting primarily of expenditures for employee transition, notice period and severance payments, retention bonus payments, and related costs. The Company currently estimates that it will incur additional charges of approximately $200,000 during the remainder of the first calendar quarter of 2023 in connection with the Restructuring Plan, consisting primarily of cash expenditures for retention bonus payments and related costs.

The charges that we expect to incur in connection with the Restructuring Plan are estimates and subject to a number of assumptions, and actual results may differ materially. We expect to operationalize additional cost reduction actions that will include other incremental cost reduction actions unrelated to workforce reductions.

Additionally, in connection with the Restructuring Plan, on December 26, 2022, our Board of Directors approved cash bonus retention awards for certain members of our leadership team, pursuant to which we will provide a cash incentive designed to retain such employees (the “Retention Bonuses”). Pursuant to the terms of the Retention Bonuses, eligible employees will each receive a cash bonus award of $50,000 (not to exceed $300,000 in the aggregate for all recipients of the Retention Bonuses), to be paid on or about August 4, 2023, for services rendered to us during the period beginning on October 7, 2022 and ending on July 31, 2023, subject to each eligible employee’s continued employment and good standing with us on July 31, 2023. Our President and Chief Executive Officer and our Chief Financial Officer will not receive Retention Bonuses.

Nasdaq Deficiency Notice

On December 27, 2022, we received a notice from the Nasdaq Stock Market, LLC (“Nasdaq”) indicating that we were not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. We have reported a stockholders’ deficit of approximately $5.5 million in this quarterly report on Form 10-Q for the period ended January 31, 2023, and, as a result, do not currently satisfy Listing Rule 5550(b)(1). The notice has no immediate impact on the listing of our common stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. The notice provided us with 45 calendar days, or until February 10, 2023, to submit a plan to regain compliance. We submitted such a plan to Nasdaq on February 10, 2023, and on February 21, 2023, we received a notice from Nasdaq that we had been granted 180 calendar days from December 27, 2022, or until June 26, 2023, to regain compliance. There can be no assurance that we will be able to regain compliance with all applicable continued listing requirements. In the event we fail to regain compliance within the compliance period, we have the right to a hearing before an independent panel. The hearing request would halt any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

We intend to take all reasonable measures available to regain compliance under the Nasdaq Listing Rules and remain listed on Nasdaq. If trading in our common stock is suspended on Nasdaq or our common stock is delisted by Nasdaq for any reason, it could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; negatively impact our ability to access equity markets and obtain financing; and impair our ability to provide equity incentives.

Results of Operations for the Three Months Ended January 31, 2023 Compared to the Three Months Ended January 31, 2022

The unaudited financial data for the three months ended January 31, 2023 and 2022 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	Three Months Ended January 31, 2023	Three Months Ended January 31, 2022	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	4,653,595	6,825,540	(2,171,945)	(32)
General and administrative	3,009,912	2,590,893	419,019	16
Loss from operations	(7,663,507)	(9,416,433)	1,752,926	(19)
Other expense, net	(14,636)	(2,583)	(12,053)	467
Interest expense	(33,551)	(5,382)	(28,169)	523
Foreign currency exchange gain (loss), net	853,764	(480,072)	1,333,836	(278)
Loss before income taxes	(6,857,930)	(9,904,470)	3,046,540	(31)
Income tax expense	2,950	2,950	-	0
Net loss	$(6,860,880)	$(9,907,420)	$3,046,540	(31)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $2.1 million, from $6.8 million during the three months ended January 31, 2022, to $4.7 million during the three months ended January 31, 2023. This decrease was primarily due to: (i) a $2.0 million decrease in clinical trial related costs to support our various clinical trials and costs for discovery research and product development (See “Performance Outlook” above), (ii) a $0.1 million decrease in payroll and related benefit expenses as follows: $0.7 million decrease in salaries and related benefit expenses due to decreased headcount offset by severance costs of $0.1 million, retention bonuses of $0.2 million and annual bonuses of $0.3 million and (iii) a $0.1 million decrease in stock-based compensation to employees and consultants.

General and Administrative

Our general and administrative expenses increased by $0.4 million, from $2.6 million during the three months ended January 31, 2022, to $3.0 million during the three months ended January 31, 2023. This increase was largely due to the following: (i) a $0.5 million increase in payroll and related benefit expenses as follows: $0.2 million increase in salaries and related benefit expenses as executive positions were filled during the second half of fiscal year 2022, retention bonuses of $0.1 million and annual bonuses of $0.2 million and (ii) a $0.3 million increase in legal fees due to intellectual property and general corporate counseling and expenses related to a special shareholder meeting held in December 2022. These increases were partially offset by (i) a $0.3 million decrease in director fees paid to members of former Leadership Committee of our Board of Directors due to it dissolved in May 2022, (ii) a $0.1 million decrease partially related to recruiting expenses, and (iii) a $0.1 million decrease in insurance costs related to decreased D&O insurance premiums.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $1.4 million from a $0.5 million loss during the three months ended January 31, 2022, to a $0.9 million gain for the three months ended January 31, 2023. This increase was primarily due to unrealized foreign currency transaction gain recognized in connection with our Australian subsidiary’s intercompany loan.

Results of Operations for the Six Months Ended January 31, 2023 Compared to the Six Months Ended January 31, 2022

The unaudited financial data for the six months ended January 31, 2023 and January 31, 2022 is presented in the following table and the results of these two periods are included in the discussion thereafter.

	Six Months Ended January 31, 2023	Six Months Ended January 31, 2022	$ Change	% Change
Revenue	$-	$-	$-	-
Expenses
Research and development	9,421,968	13,471,311	(4,049,343)	(30)
General and administrative	5,548,409	5,860,616	(312,207)	(5)
Loss from operations	(14,970,377)	(19,331,927)	4,361,550	(23)
Other income (expense), net	23,463	(4,594)	28,057	(611)
Interest expense	(44,632)	(13,427)	(31,205)	232
Foreign currency exchange gain (loss), net	72,218	(363,147)	435,365	(120)
Loss before income taxes	(14,919,328)	(19,713,095)	4,793,767	(24)
Income tax expense	2,950	2,950	-	0
Net loss	$(14,922,278)	$(19,716,045)	$4,793,767	(24)

Revenue

We have not generated any revenue since our inception, and we do not anticipate generating revenue in the near term.

Research and Development Expenses

Our research and development expenses decreased by approximately $4.1 million, from $13.5 million during the six months ended January 31, 2022, to $9.4 million during the six months ended January 31, 2023. This decrease was primarily due to the following: (i) a $3.3 million decrease in clinical trial-related costs to support our various clinical trials and costs for discovery research and product development (See “Performance Outlook” above), (ii) a $0.4 million decrease in payroll and related benefit expenses as follows: $1.3 million decrease in salaries and related benefit expenses due to decreased headcount offset by severance costs of $0.3 million, retention bonuses of $0.3 million and annual bonuses of $0.3 million and (iii) a $0.3 million decrease in stock-based compensation expense to employees and consultants.

General and Administrative

Our general and administrative expenses decreased by approximately $0.4 million, from $5.9 million during the six months ended January 31, 2022, to $5.5 million during the six months ended January 31, 2023. This decrease was largely due to the following: (i) a $0.4 million decrease related to recruiting expenses, (ii) a $0.3 million decrease in director fees paid to members of our former Leadership Committee of our Board of Directors due to it dissolving in May 2022 and (iii) a $0.2 million decrease in insurance costs related to decreased D&O insurance premiums. These decreases were partially offset by (i) a $0.3 million increase in payroll and related benefit expenses as follows: $0.4 million increase in salaries and related benefit expenses as executive positions were filled during the second half of fiscal year 2022, $0.2 million in retention bonuses, $0.2 million in annual bonuses and a decrease of $0.4 million in severance expense and (ii) a $0.2 million increase million increase in legal fees due to intellectual property counseling.

Foreign Currency Exchange Gain (Loss), Net

Foreign currency exchange gain (loss), net, increased by approximately $0.4 million from a $0.3 million loss during the six months ended January 31, 2022 to a $0.1 million gain for the six months ended January 31, 2023. This increase was primarily due to unrealized foreign currency transaction gain recognized in connection with the Australian subsidiary’s intercompany loan.

Liquidity and Capital Resources

Working Capital

The following table and subsequent discussion summarize our working capital as of each of the periods presented:

	At January 31, 2023	At July 31, 2022
Current assets	$6,441,575	$15,232,471
Current liabilities	7,231,043	6,633,328
Working capital	$(789,468)	$8,599,143

Current Assets

Current assets as of January 31, 2023 decreased by $8.8 million to $6.4 million, from $15.2 million as of July 31, 2022. This decrease was primarily related to a decrease in cash of $8.6 million and a decrease in prepaid expenses and other current assets of $0.2 million. The decrease in cash was due to cash used to support our operations during the six months ended January 31, 2023. The decrease in prepaid expenses and other current assets was due to amortization of prepaid insurance, partially offset by an increase in our research and development tax credit receivable.

Current Liabilities

Current liabilities as of January 31, 2023 increased by $0.6 million to $7.2 million, from $6.6 million as of July 31, 2022. This increase was primarily due to (i) an increase in accounts payable and accrued expenses due to slow payments and (ii) an increase in accrued compensation and related payroll liabilities due to accruals for retention bonuses and annual bonuses.

Cash Flow

Cash Used in Operating Activities

Net cash used in operating activities for the six months ended January 31, 2023 was $12.7 million, as compared to $19.9 million for the six months ended January 31, 2022. The $7.1 million decrease in cash used in operating activities was primarily attributable to a decrease in cash used to support our operating activities, including but not limited to, our clinical trials, research and development activities and general working capital requirements.

Cash Used in Investing Activities

Net cash used in investing activities for the six months ended January 31, 2023 was $0.01 million, as compared to $0.2 million for the six months ended January 31, 2022. During the six months ended January 31, 2023, the Company purchased fixed assets for use in its office and sold a piece of lab equipment. During the six months ended January 31, 2022, the Company purchased fixed assets for use in its clinical trials.

Cash Provided by (Used in) Financing Activities

Net cash provided by financing activities was $4.2 million for the six months ended January 31, 2023, as compared to $0.5 million cash used in financing activities for the six months ended January 31, 2022. Net cash provided by financing activities during the six months ended January 31, 2023 was primarily attributable to the $1.9 million net proceeds received from issuance of a convertible note to a related party and $2.8 million net proceeds received from the December 2022 offering. Net cash used in financing activities during the six months ended January 31, 2022 was primarily attributable to payments on a note payable.

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

Our primary objectives for the next 12 months are to continue the advancement of TAVO™-EP in combination with KEYTRUDA® (pembrolizumab) in melanoma and to continue our research and development activities for our next-generation OMS EP device. In addition, we expect to pursue capital-raising transactions, which could include equity or debt financings, in the near term to fund our existing and planned operations and acquire and develop additional assets and technology consistent with our business objectives as opportunities arise.

Operating lease obligations

We enter into various leases as a lessee for office buildings. As of January 31, 2023, operating lease obligations totaled $1.2 million, of which $1.0 million is due within one year. These amounts did not reflect imputed interest adjustments. For more information on our leases, see Note 9, “Leases”, to the Condensed Consolidated Financial Statements in Item I of Part I.

Debt

As of January 31, 2023, future principal payment obligations on our debt totaled $2.4 million, of which $0.4 million is due within one year. For more information on our debt, see Note 5, “Note Payable” and Note 11, “Related Party Transactions”, to the Condensed Consolidated Financial Statements in Item I of Part I.

Going Concern and Management’s Plans

We have sustained losses in all reporting periods since inception, with an accumulated deficit of approximately $301 million as of January 31, 2023. These losses are expected to continue for an extended period of time. Further, we have never generated any cash from our operations and do not expect to generate such cash in the near term. The aforementioned factors raise substantial doubt about our ability to continue as a going concern within one year from the issuance date of the condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset amounts or the classification of liabilities that might be necessary should we be unable to continue as a going concern within one year after the date the condensed consolidated financial statements are issued.

As of March 6, 2023, we had cash and cash equivalents of $2.0 million. Since inception, cash flows from financing activities have been the primary source of our liquidity. Based on our current cash levels, we believe our cash resources are insufficient to meet our anticipated needs for the 12 months following the date the condensed consolidated financial statements are issued.

We will need to raise additional capital to regain compliance with Nasdaq continued listing standards, continue operating our business and fund our planned operations, including research and development, clinical trials and, if regulatory approval is obtained, commercialization of its product candidates. In addition, we will require additional financing if we desire to in-license or acquire new assets, research and develop new compounds or new technologies and pursue related patent protection, or obtain any other intellectual property rights or other assets. There is no assurance that additional financing will be available to us when needed, that Management will be able to obtain financing on terms acceptable to us, or whether we will become profitable and generate positive operating cash flow. The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the progress of our clinical development programs. Similarly, if our common stock is delisted from Nasdaq, it may limit our ability to raise additional funds. See “Nasdaq Deficiency Notice” above. Recent events, such as the ongoing COVID-19 pandemic, the outbreak of war in eastern Europe, and the persistent inflationary environment have also caused volatility in the global financial markets and threatened a slowdown in the global economy, which may negatively affect our ability to raise additional capital on attractive terms or at all. If we are unable to raise sufficient additional funds when needed, on favorable terms or at all, we will not be able to continue the development of our product candidates as currently planned or at all, will need to reevaluate our planned operations and may need to delay, scale back or eliminate some or all of our development programs, reduce expenses or cease operations, any of which would have a significant negative impact on our prospects and financial condition.

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

Reverse Stock Split

Our Board of Directors approved a reverse stock split of the Company’s authorized, issued and outstanding shares of common stock at a ratio of 1-for-22 (the “Reverse Stock Split”). The Reverse Stock Split became effective on November 9, 2022 (the “Effective Date”). All share and per share amounts for all periods presented in the accompanying consolidated financial statements and notes thereto have been adjusted, on a retrospective basis, to reflect the Reverse Stock Split, unless otherwise stated. The number of authorized shares were also proportionately adjusted and the par value remained unaffected. We issued one whole share of the post-Reverse Stock Split Common Stock to any stockholder who otherwise would have received a fractional share as a result of the Reverse Stock Split. As a result, no fractional shares were issued in connection with the Reverse Stock Split and no cash or other consideration was paid in connection with any fractional shares that would otherwise have resulted from the Reverse Stock Split.

Convertible Note – Related Party

On November 25, 2022 (the “Funding Date”), we entered into a Convertible Note and Security agreement with GDDL pursuant to which the Company issued a Secured Convertible Note (the “Note”) to GDDL. The Note has a principal amount of $2,000,000, bears interest at a rate of 5% per annum until November 25, 2023 and 10% per annum thereafter (the “Interest Rate”) and matures on November 25, 2024 (the “Maturity Date”), on which date the principal balance and all accrued interest under the Note shall be due and payable. The Interest Rate will be 10% per annum upon occurrence of an event of default, including, but not limited to, the failure by us to make payment of principal or interest due under the Note on the Maturity Date, and any commencement by the Company of a case under any applicable bankruptcy or insolvency laws. The principal and interest accrued on the Note may be prepaid without any further agreement of the parties to the Note, or converted (as described below) upon the agreement of the parties to the Note, at any time without penalty to the Company.

Subject to the consent of GDDL, the Note is convertible into such number of fully paid and non-assessable shares of the our common stock, par value $0.0001 per share as determined by dividing (i) any portion of the unpaid principal and accrued interest of the Note then outstanding by (ii) the greater of (a) the last closing bid price of a share of our common stock as reported on the Nasdaq Capital Market (“Nasdaq”) on the date the Company and GDDL agree to such conversion and (b) the average closing bid price of a share of our common stock as reported on Nasdaq for the thirty trading days immediately preceding such date, subject to a share cap of 360,589 shares of our common stock (the “Share Cap”), representing 19.99% of the total issued and outstanding shares of our common stock as of November 25, 2022.

Additionally, if at any time after the Funding Date the last closing bid price of a share of our common stock as reported on the Nasdaq for ten consecutive trading days or the average closing bid price of a share of our common stock as reported on Nasdaq for the thirty trading days immediately preceding such date is equal to or exceeds $44.00 (subject to any reorganization, recapitalization, reclassification, stock dividend, stock split, reverse stock split or other substantially similar transaction), GDDL may require that we prepay the Note through conversion of the then outstanding principal and/or any accrued interest thereon into shares of our common stock, in whole or in part.

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

December 2022 Offering

On November 30, 2022, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with certain investors (the “Investors”), pursuant to which we agreed to sell, issue, and deliver, in a registered public offering (the “Offering”) (i) 1,166,667 shares of our common stock, par value $0.0001 per share (each a “Share” and collectively the “Shares”); (ii) Pre-Funded Warrants in lieu of shares of common stock (the “Pre-Funded Warrants”) to purchase shares of common stock and (iii) 1,166,667 Common Warrants (the “Common Warrants” and collectively with the Pre-Funded Warrants, the “Warrants”) to purchase shares of common stock, to the Investors. Under the terms of the Purchase Agreement, we agreed to sell one Share or a Pre-Funded Warrant and one Common Warrant for each Share or Pre-Funded Warrant sold at a price of $3.00. For each Pre-Funded Warrant sold in the Offering, the number of Shares offered was decreased on a one-for-one basis.

The Common Warrants are exercisable immediately upon the date of issuance and have an exercise price of $3.00 per share, subject to adjustment. The Common Warrants will expire five (5) years from the date of issuance. The Pre-Funded Warrants are also exercisable immediately upon the date of issuance. The aggregate exercise price of the Pre-Funded Warrants, except for a nominal exercise price of $0.0001 per share of common stock, was pre-funded to us and, consequently, no additional consideration (other than the nominal exercise price of $0.0001 per share of common stock) is required for the exercise of the Pre-Funded Warrant.

The Offering closed on December 1, 2022, and we received gross proceeds of $3,500,001. As of the close of the Offering, we issued 250,000 Shares and Common Warrants to purchase 250,000 shares of common stock for a total consideration of $750,000 and 916,667 Pre-Funded Warrants to purchase 916,667 shares of common stock and 916,667 Common Warrants for a total consideration of $2,749,909. Further, all of 916,667 Pre-Funded Warrants were exercised on December 1, 2022. The terms and conditions of the Warrants are as noted and governed by the agreements entered into with the holders on December 1, 2022. Placement agent fees and other offering expenses of approximately $0.7 million incurred directly related to the offering were reflected as a reduction in additional paid in capital. Total proceeds were allocated between the Shares and Warrants on a relative fair value basis given both securities are equity classified. The fair value of the Common Warrants issued to the Investors in the offering was approximately $1.5 million (based on a Monte Carlo simulation assuming no dividend yield, a 5.0 year life, a risk-free interest rate of 3.61% and volatilities of 92.3% or 100% varying based on the trigger of a fundamental transaction.)

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

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Principal Executive Officer and our Principal Financial Officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures as of January 31, 2023. Based on such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that, as of January 31, 2023, our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our fiscal quarter ended January 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 27, 2022, we received a notice from Nasdaq indicating that we are not in compliance with Nasdaq Listing Rule 5550(b)(1), which requires companies listed on Nasdaq to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. We reported a stockholders’ deficit of approximately $5.5 million in our quarterly report on Form 10-Q for the period ended January 31, 2023, and, as a result, do not currently satisfy Listing Rule 5550(b)(1). The notice has no immediate impact on the listing of our Common Stock, which will continue to be listed and traded on Nasdaq, subject to our compliance with the other continued listing requirements. The notice provided us with 45 calendar days, or until February 10, 2023, to submit a plan to regain compliance. The Company submitted such plan to Nasdaq on February 10, 2023, and on February 21, 2023, the Company received a notice from Nasdaq that it has granted 180 calendar days from December 27, 2022, or June 26, 2023, to regain compliance. There can be no assurance that we will be able to regain compliance with all applicable continued listing requirements. In the event we fail to regain compliance within the compliance period, we would have the right to a hearing before an independent panel. The hearing request would halt any suspension or delisting action pending the conclusion of the hearing process and the expiration of any additional extension period granted by the panel following the hearing.

If we are unable to obtain regain compliance with a minimum $2.5 million in stockholders’ equity by June 26, 2023 or fail to satisfy any of the other continued listing requirements, Nasdaq may take steps to delist our common stock. Such a delisting would likely have an adverse effect on the market liquidity of our securities, decrease the market price of our securities, result in the potential loss of confidence by investors, suppliers, customers and employees and fewer business development opportunities, and adversely affect our ability to obtain financing for the continuation of our operations.

The terms of the Convertible Note may have a negative impact on our business and the value of our securities and may result in substantial dilution to our other equity securityholders.

The Convertible Note provides for certain terms that may have a negative impact on our business. Our obligations under the Convertible Note mature on November 25, 2025. The obligations under the Convertible Note are secured and the lenders thereunder will have a claim against right, title and interest, in and to certain of the Company’s intellectual property rights in Hong Kong, Taiwan, China and South Korea, as specified in the Convertible Note. If we are unable to make the necessary payments, we will be in default under the terms of the Convertible Note. As a result, the noteholders would be able to foreclose on their security interests in our intellectual property. An event of default would adversely affect our business, financial condition, results of operations and prospects. Additionally, the Convertible Notes are convertible into common stock, subject to certain terms and conditions, which may result in dilution to our other equity securityholders.

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

Since the closing of the Offering, we no longer qualify as a “controlled company” and, subject to cure periods, we are required to have a majority of our directors be “independent directors,” as defined by Nasdaq rules, by December 1, 2023. If we are unable to comply with this requirement, we will be subject to delisting from Nasdaq, which could have an adverse impact on the liquidity and market price of our securities.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

The following exhibits are either filed or furnished with this report:

3.1	Articles of Incorporation of OncoSec Medical Incorporated, as amended (incorporated by reference to Exhibit 3.1 of our Annual Report on Form 10-K, filed on October 25, 2017).

3.2	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on May 20, 2019 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on May 20, 2019).

3.3	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on September 6, 2019 (incorporated by reference to Exhibit 3.4 on our Annual Report on Form 10-K, filed on October 25, 2019).

3.4	Certificate of Amendment of Amended and Restated Articles of Incorporation of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on May 29, 2020).

3.5	Certificate of Change to amend the Articles of Incorporation of OncoSec Medical Incorporated, as filed with the Nevada Secretary of State on November 1, 2022 (incorporated by reference to Exhibit 3.1 of our Current Report on Form 8-K, filed on November 8, 2022).

3.6	Certificate of Amendment to the Articles of Incorporation, as amended, of OncoSec Medical Incorporated (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K, filed on January 4, 2023).

4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 of our Current Report on Form 8-K, filed December 1, 2022).

4.2	Form of Common Stock Purchase Warrant (incorporated by reference to Exhibit 4.2 of our Current Report on Form 8-K, filed December 1, 2022).

10.1	Lease Agreement, dated September 6, 2022, between OncoSec Medical Incorporated and Mountain View Office Park, L.L.C. (incorporated by reference to Exhibit 10.26 of our Registration Statement on Form S-1 (File No. 333-269517), filed on February 1, 2023).

10.2	Convertible Promissory Note and Security Agreement, dated November 25, 2022, by and between OncoSec Medical Incorporated and Grand Decade Developments Limited (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed on November 29, 2022).

10.3	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 of our Current Report on Form 8-K, filed December 1, 2022).

10.4	Placement Agency Agreement, dated November 30, 2022, by and between the Company and between A.G.P./Alliance Global Partners (incorporated by reference to Exhibit 10.2 of our Current Report on Form 8-K, filed December 1, 2022).

10.5	Form of Voting Agreement (incorporated by reference to Exhibit 10.3 of our Current Report on Form 8-K, filed December 1, 2022).

31.1*	Certification of Chief Executive Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

31.2*	Certification of Principal Financial Officer pursuant to Rules 13a-14 and 15d-14 promulgated under the Securities Exchange Act of 1934

32.1**	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instant Document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ONCOSEC MEDICAL INCORPORATED

By:	/s/ Robert H. Arch, Ph.D.
Robert H. Arch, Ph.D.
President and Chief Executive Officer
(Principal Executive Officer)

Dated: March 13, 2023

By:	/s/ George Chi
George Chi
Chief Financial Officer
(Principal Financial Officer)

Dated: March 13, 2023

